Form 10-Q
period 2019-09-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2019-11-07
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-39061

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7303 30th Street S.E. Calgary, Alberta, Canada	T2C 1N6
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code): (403) 723-5000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, without par value	DRTT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐    Yes  ☒    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    Yes  ☒    No

The registrant had 84,681,364 shares of common stock outstanding as of October 31, 2019.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Exchange Act and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in the sections titled Risk Factors” in our Registration Statement on Form 10 (“Registration Statement on Form 10”), filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2019 and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•	competition in the interior construction industry;

•	global economic, political and social conditions and financial markets;

•	our reliance on our network of Distribution Partners (as defined herein) for sales, marketing and installation of our solutions;

•	our ability to implement our strategic plan and to maintain and manage growth effectively;

•	our ability to introduce new designs, solutions and technology and gain client and market acceptance;

•	loss of our key executives;

•	labor shortages and disruptions in our manufacturing facilities;

•	product liability, product defects and warranty claims brought against us;

•	defects in our designing and manufacturing software;

•	infringement on our patents and other intellectual property;

•	cyber-attacks and other security breaches of our information and technology systems;

•	material fluctuations of commodity prices, including raw materials;

•	shortages of supplies of certain key components and materials;

•	our ability to achieve requisite capacity from our existing manufacturing facilities;

•	our exposure to currency exchange rate, tax rate and other fluctuations that result from general economic conditions and changes in laws;

•	legal and regulatory proceedings brought against us;

•	the availability of capital or financing on acceptable terms, which may impair our ability to make investments in the business; and

ii

•	other factors and risks described under the heading “Risk Factors” included in our Registration Statement on Form 10.

These risks are not exhaustive. Because of these risks and other uncertainties, our actual results, performance or achievement, or industry results, may be materially different from the anticipated or estimated results discussed in the forward-looking statements in this Quarterly Report. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the effects of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under applicable securities laws. We qualify all of our forward-looking statements by these cautionary statements.

iii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at
	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	56,642	53,412
Trade and other receivables, net of allowances for doubtful accounts of $0.1 million at both September 30, 2019 and December 31, 2018	27,532	43,873
Inventory	18,996	18,650
Prepaids and other current assets	4,257	2,217

Total Current Assets	107,427	118,152

Property, plant and equipment, net	38,166	36,728
Capitalized software, net	8,292	8,335
Operating lease right-of-use assets, net	21,530	—
Deferred tax assets, net	3,487	6,083
Goodwill	1,393	1,353
Other assets	5,472	5,260

Total Assets	185,767	175,911

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	22,217	32,583
Other liabilities	4,393	5,523
Customer deposits	7,407	7,701
Current portion of lease liabilities	5,247	—
Current portion of long-term debt	—	2,500

Total Current Liabilities	39,264	48,307

Deferred tax liabilities, net	—	965
Other long-term liabilities	233	—
Long-term lease liabilities	17,021	—
Long-term debt	—	3,125

Total Liabilities	56,518	52,397

SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 84,681,364 issued and outstanding at September 30, 2019 and 84,660,319 issued and outstanding at December 31, 2018	180,639	180,562
Additional paid-in capital	6,591	6,615
Accumulated other comprehensive loss	(19,558)	(22,092)
Accumulated deficit	(38,423)	(41,571)

Total Shareholders’ Equity	129,249	123,514

Total Liabilities and Shareholders’ Equity	185,767	175,911

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited Stated in thousands of U.S. dollars)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Product revenue	63,324	71,720	188,437	193,378
Service revenue	2,061	2,193	6,100	6,863

Total revenue	65,385	73,913	194,537	200,241

Product cost of sales	38,947	42,202	116,117	115,941
Service cost of sales	1,504	1,626	5,461	4,910

Total cost of sales	40,451	43,828	121,578	120,851

Gross profit	24,934	30,085	72,959	79,390

Expenses
Sales and marketing	8,568	9,995	25,898	30,169
General and administrative	7,280	7,212	21,033	21,634
Operations support	2,419	1,937	7,771	5,933
Technology and development	1,718	922	5,881	3,048
Stock-based compensation	(2,389)	2,037	2,403	3,172
Impairment	—	6,098	—	6,098
Reorganization	—	2,236	2,639	4,646

Total operating expenses	17,596	30,437	65,625	74,700

Operating income (loss)	7,338	(352)	7,334	4,690
Foreign exchange (gain) loss	(198)	400	762	(805)
Interest income	(228)	(101)	(320)	(327)
Interest expense	3	98	77	301

	(423)	397	519	(831)

Income (loss) before tax	7,761	(749)	6,815	5,521
Income taxes
Current tax expense	818	1,145	1,906	2,733
Deferred tax expense (recovery)	1,141	(461)	1,761	381

	1,959	684	3,667	3,114

Net income (loss)	5,802	(1,433)	3,148	2,407

Income (loss) per share
Basic and diluted income (loss) per share	0.07	(0.02)	0.04	0.03

Weighted average number of shares outstanding (stated in thousands)
Basic	84,681	84,650	84,668	84,416
Diluted	85,257	84,650	84,888	84,980

Interim Condensed Consolidated Statement of Comprehensive Income (loss)
Net income (loss) for the period	5,802	(1,433)	3,148	2,407
Exchange differences on translation	(838)	1,783	2,534	(3,801)

Comprehensive income (loss) for the period	4,964	350	5,682	(1,394)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

	Number of common shares	Common shares	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity
As at December 31, 2017	84,224,527	178,397	7,355	(12,112)	(47,121)	126,519

Issued on exercise of stock options	435,792	2,165	(627)	—	—	1,538
Stock-based compensation	—	—	1,568	—	—	1,568
Stock option conversion to cash settled	—	—	(2,718)	—	—	(2,718)
Foreign currency translation adjustment	—	—	—	(3,801)	—	(3,801)
Net income for the period	—	—	—	—	2,407	2,407

As at September 30, 2018	84,660,319	180,562	5,578	(15,913)	(44,714)	125,513

As at December 31, 2018	84,660,319	180,562	6,615	(22,092)	(41,571)	123,514

Issued on exercise of stock options	21,045	77	(1)	—	—	76
Stock-based compensation modification adjustment	—	—	(23)	—	—	(23)
Foreign currency translation adjustment	—	—	—	2,534	—	2,534
Net income for the period	—	—	—	—	3,148	3,148

As at September 30, 2019	84,681,364	180,639	6,591	(19,558)	(38,423)	129,249

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Cash flows from operating activities:
Net income (loss) for the period	5,802	(1,433)	3,148	2,407
Adjustments:
Depreciation and amortization	2,925	3,544	9,260	10,342
Impairments	—	6,098	—	6,098
Stock-based compensation	(2,646)	1,200	(1,217)	2,335
Non-cash interest expense (income)	(9)	—	(55)	—
Deferred income tax expense (recovery)	1,141	(461)	1,761	381
Foreign exchange loss (gain)	23	343	305	(451)
Loss (gain) on disposal of property, plant and equipment	—	(1)	53	(15)
Changes in operating assets and liabilities:
Trade and other receivables	661	(9,516)	15,970	(24,255)
Inventory	(436)	(2,947)	4	(1,443)
Prepaid and other current assets	(2,043)	425	(2,001)	(731)
Other assets	76	—	80	—
Trade accounts payable and other liabilities	(2,151)	3,808	(8,560)	(815)
Lease liability	(127)	—	(375)	—
Customer deposits	(216)	(852)	(492)	(1,367)

Net cash flows provided by (used in) operating activities	2,998	208	17,881	(7,514)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,594)	(1,681)	(7,753)	(7,013)
Capitalized software development expenditures	(918)	(1,264)	(2,513)	(4,248)
Recovery of software development expenditures	89	—	194	—
Proceeds on sale of property, plant and equipment	—	—	55	66
Changes in accounts payable related to investing activities	349	(222)	(127)	(371)

Net cash flows used in investing activities	(5,074)	(3,167)	(10,144)	(11,566)

Cash flows from financing activities:
Cash received on exercise of stock options	61	163	77	1,537
Repayment of long-term debt	—	(684)	(5,561)	(2,620)

Net cash flows provided by (used in) financing activities	61	(521)	(5,484)	(1,083)

Effect of foreign exchange on cash and cash equivalents	(81)	97	977	(1,202)

Net increase (decrease) in cash and cash equivalents	(2,094)	(3,383)	3,230	(21,365)
Cash and cash equivalents, beginning of period	58,736	45,502	53,412	63,484

Cash and cash equivalents, end of period	56,642	42,119	56,642	42,119

Supplemental disclosure of cash flow information:
Interest paid	3	98	77	301
Income taxes paid	953	2,071	1,403	3,136

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

1. GENERAL INFORMATION

DIRTT Environmental Solutions Ltd. and its subsidiaries (“DIRTT” or the “Company”) is a leading technology-driven manufacturer of highly customized interiors. DIRTT combines its proprietary 3D design, configuration and manufacturing software (“ICE®” or “ICE Software”) with integrated in-house manufacturing of its innovative prefabricated interior construction solutions and an extensive distribution partners network (“Distribution Partner”). ICE provides accurate design, drawing, specification, pricing and manufacturing process information, allowing rapid production of high-quality custom solutions using fewer resources than traditional manufacturing methods. ICE is also licensed to unrelated companies and distribution partners of the Company. DIRTT is incorporated under the laws of the province of Alberta, Canada and its headquarters and registered office is located at 7303 – 30th Street S.E., Calgary, AB, Canada T2C 1N6. DIRTT trades on the Toronto Stock Exchange under the symbol “DRT” and, effective October 9, 2019, trades on The Nasdaq Global Select Market under the symbol “DRTT”.

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of September 30, 2019, and its results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018. The condensed balance sheet at December 31, 2018, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 included in the Form 10 of the Company as filed with the U.S. Securities and Exchange Commission. As described in Note 3, the Company adopted a new accounting standard for leases in the current year, which had a material impact on the Financial Statements.

In these Financial Statements, unless otherwise indicated, all dollar amounts are expressed in United States (“U.S.”) dollars. DIRTT’s financial results are consolidated in Canadian dollars, the Company’s functional currency, and the Company has adopted the U.S. dollar as its reporting currency. All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

Principles of consolidation

The Financial Statements include the accounts of DIRTT and its subsidiaries. All intercompany balances, income and expenses, unrealized gains and losses and dividends resulting from intercompany transactions have been eliminated on consolidation.

Basis of measurement

These Financial Statements have been prepared on the historical cost convention except for certain financial instruments and stock-based compensation that are measured at fair value. Historical cost is generally based on the fair value of the consideration given in exchange for assets. The Company’s quarterly tax provision is based upon an estimated annual effective tax rate.

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

Seasonality

Sales of the Company’s products are driven by consumer and industrial demand for interior construction solutions. The timing of customer’s construction projects can be influenced by a number of factors including prevailing economic climate and weather. Seasonality of construction results in demand for the Company’s solutions to be typically stronger in the third and fourth quarters compared to the first and second quarter of its fiscal year.

3. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and issued subsequent amendments to the initial guidance in January 2018 within ASU No. 2018-01, in July 2018 within ASU Nos. 2018-10 and 2018-11, in December 2018 within ASU No. 2018-20, and in March 2019 within ASU No. 2019-01 (collectively, the standard). The standard requires lessees to recognize operating leases on the balance sheet as a right-of-use (“ROU”) asset and a lease liability. The liability is equal to the present value of the lease payments over the remaining lease term. The asset is based on the liability, subject to certain adjustments. Operating leases result in straight-line expense.

The Company adopted the standard on January 1, 2019, and elected the transition method of adoption, which allowed the Company to apply the standard as of the beginning of the period of adoption, the comparative period presented is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy. The Company opted to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and certain other practical expedients, including the use of hindsight to determine the lease term for existing leases and in assessing impairment of the right-of-use asset, and the exception for short-term leases.

Adoption of the standard had a significant impact on the Company’s condensed consolidated balance sheet due to the recognition of a right-of-use asset and lease liability, as shown in Note 4, upon adoption.

4. LEASES

The Company leases office and factory space under various operating leases. The Company determines if an arrangement is a lease or contains a lease element at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Operating leases are separately disclosed as operating lease ROU assets, with a corresponding lease liability split between current and long-term components on the balance sheet. Operating leases with an initial term of 12 months or less are not included on the balance sheet.

The Company recognizes lease expense for these leases on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company gives consideration to instruments with similar characteristics when calculating its incremental borrowing rate. The Company’s operating leases have remaining lease terms of 1 year to 12 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

For the three months and nine months ended September 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $1.4 million and $4.2 million. The weighted average remaining lease term and weighted average discount rate at September 30, 2019 were 12 years and 4.6%, respectively. The following table includes supplemental cash flow information for the nine months ended September 30, 2019 and supplemental balance sheet information at September 30, 2019 related to operating leases (in thousands):

The following table includes ROU assets included on the balance sheet at September 30, 2019:

	ROU Assets
	Cost	Accumulated Depreciation	Net book value
At January 1, 2019	22,571	—	22,571
Additions	1,701	—	1,701
Depreciation expense	—	(3,020)	(3,020)
Exchange differences	288	(10)	278

At September 30, 2019	24,560	(3,030)	21,530

The following table includes lease liabilities included on the balance sheet at September 30, 2019:

Opening balance (Note 3)	23,912
Additions	1,673
Accretion	829
Repayment of lease liabilities	(4,237)
Lease cancellation	(196)
Exchange differences	287

22,268
Current lease liabilities	5,247
Long-term lease liabilities	17,021

The following table includes maturities of operating lease liabilities at September 30, 2019:

As at September 30, 2019
2019	1,326
2020	5,355
2021	5,357
2022	4,817
2023	2,987
Thereafter	5,893

Total	25,735
Current lease liability	5,247
Long term lease liability	17,021

Total lease liability	22,268

Difference between undiscounted cash flows and lease liability	3,467

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

Subsequent to September 30, 2019, the Company entered into a lease agreement, expected to commence in the second half of 2020, associated with the construction of a new combined tile and millwork facility in Rock Hill, South Carolina. Rent obligations associated with this lease are approximately $15.0 million.

5. LONG-TERM DEBT

The Company had an $18.0 million revolving operating facility which expired on June 30, 2019. During the first quarter of 2019, the Company repaid the outstanding principal and interest amounts of its long-term debt, totaling $5.6 million.

On July 19, 2019, the Company entered into a C$50.0 million senior secured revolving credit facility with the Royal Bank of Canada (the “RBC Facility”). The RBC Facility has a three-year term and can be extended for up to two additional years at the Company’s option. Interest is calculated at the Canadian or U.S. prime rate with no adjustment, or the bankers’ acceptance rate plus 125 basis points. The RBC Facility is subject to a minimum fixed charge coverage ratio of 1.15:1 and a maximum debt to Adjusted EBITDA ratio of 3.0:1 (earnings before interest, tax, depreciation and amortization, non-cash stock-based compensation, plus or minus extraordinary or unusual non-recurring revenue or expenses). As at September 30, 2019, the RBC Facility was undrawn and the Company was in compliance with all of the covenants of the RBC Facility.

6. STOCK-BASED COMPENSATION

Stock-based compensation expense (recovery)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Stock options	(2,573)	2,032	1,890	3,167
Performance Share Units	110	5	189	5
Deferred Share Units	74	—	324	—

	(2,389)	2,037	2,403	3,172

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

Stock Options

For the three months ended September 30, 2019, stock-based compensation recovery related to stock options was $2.6 million (2018 – $2.0 million expense), and a $1.9 million expense was recorded for the nine months ended September 30, 2019 (2018 – $3.2 million expense). For the three and nine months ended September 30, 2019, the Company paid $0.3 million (2018 – $0.9 million) and $3.6 million (2018 – $0.9 million) respectively on the surrender of cash settled stock options. At September 30, 2019, the Company had a liability of $0.1 million in other liabilities for the stock options (December 31, 2018 – $1.8 million). On October 9, 2019, following its listing on The Nasdaq Global Select Market, the Company ceased cash-settlement of stock options and the associated liability accounting for stock options. The following summarizes options granted, exercised, surrendered, forfeited and expired during the periods:

	Number of options	Weighted average exercise price (C$)
Outstanding at December 31, 2017	5,553,393	5.31
Granted	3,327,525	6.40
Exercised	(435,792)	4.78
Forfeited	(643,849)	5.81
Expired	(15,420)	6.01

Outstanding at September 30, 2018	7,785,857	5.84
Outstanding at December 31, 2018	6,858,376	5.88
Granted	1,359,824	7.51
Exercised	(21,045)	4.81
Forfeited	(243,761)	6.22
Surrendered for cash settlement	(1,544,151)	4.95
Expired	(119,336)	5.63

Outstanding at September 30, 2019	6,289,907	6.51

Exercisable at September 30, 2019	1,940,498	5.98

Range of exercise prices outstanding at September 30, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual years	Weighted average exercise price (C$)	Number exercisable	Weighted average remaining contractual years	Weighted average exercise price (C$)
$5.01 – $6.00	806,638	2.1	5.76	479,389	2.1	5.76
$6.01 – $7.00	4,396,537	3.3	6.32	1,461,109	1.9	6.20
$7.01 – $7.84	1,086,732	4.6	4.84	—

Total	6,289,907			1,940,498

Performance share units (“PSUs”)

As at September 30, 2019, there were 295,216 PSUs outstanding (December 31, 2018 – 85,728) accounted for at a value of $0.2 million (December 31, 2018 – $0.1 million) which is included in other long-term liabilities on the balance sheet.

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

Deferred share units (“DSUs”)

There were 92,889 DSUs outstanding at September 30, 2019 (December 31, 2018 – 25,962) accounted for at a value of $0.4 million included in current portion of other liabilities on the balance sheet (December 31, 2018 – $0.1 million).

Dilutive instruments

For the three and nine months ended September 30, 2019, 4.3 million and 3.4 million stock options (2018 – 5.1 million and 5.5 million), respectively, were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net income (loss) per share.

7. REVENUE

In the following table, revenue is disaggregated by major products and services lines and timing of revenue recognition. All revenue comes from contracts with customers. See Note 9 for the disaggregation of revenue by geographic region.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Product	56,486	64,941	168,321	175,286
Transportation	6,429	6,184	18,644	16,368
Licenses	409	595	1,472	1,724

Total product revenue	63,324	71,720	188,437	193,378
Installation and other services	2,061	2,193	6,100	6,863

	65,385	73,913	194,537	200,241

DIRTT sells its products and services pursuant to fixed-price contracts, which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize is based upon agreed contractual terms with the customer and is not subject to variability.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
At a point in time	62,915	71,125	186,965	191,654
Over time	2,470	2,788	7,572	8,587

	65,385	73,913	194,537	200,241

Revenue recognized at a point in time represents the majority of the Company’s sales and revenue is recognized when a customer obtains legal title to the product, which is when ownership of products is transferred to, or services are delivered to the contract counterparty. Revenue recognized over time is limited to installation and other services provided to customers and is recorded as performance obligations which are satisfied over the term of the contract.

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

Contract Liabilities

	September 30, 2019	As at December 31, 2018	December 31, 2017
Customer deposits	6,296	6,746	5,675
Deferred revenue	1,111	955	701

Contract liabilities	7,407	7,701	6,376

Contract liabilities primarily relate to deposits received from customers and deferred revenue from license subscriptions. The balance of contract liabilities was consistent as at September 30, 2019 compared to December 31, 2018 mainly due to timing of payments. Contract liabilities as at December 31, 2018 and 2017, respectively, totaling $7.5 million and $5.9 million were recognized as revenue during the year-to-date periods ended September 30, 2019 and 2018, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Commercial	42,910	41,117	124,248	119,021
Healthcare	9,192	18,698	32,452	40,459
Government	3,855	4,634	12,267	17,408
Education	6,958	6,676	17,998	14,766
Licenses fees from Distribution Partners	409	595	1,472	1,724

Total product revenue	63,324	71,720	188,437	193,378
Installation and other services	2,061	2,193	6,100	6,863

	65,385	73,913	194,537	200,241

8. INCOME TAX

The general provincial tax rate in Alberta, Canada was decreased on June 28, 2019, to 11% for the second half of 2019, 10% for 2020, 9% for 2021 and 8% thereafter. As a result of the enacted rate change, DIRTT reduced its deferred tax asset by $0.9 million with a corresponding deferred income tax expense recorded in the second quarter of 2019.

9. SEGMENT REPORTING

The Company has one reportable and one operating segment and operates in three principal geographic locations – Canada, the United States and International. Currently, the majority of revenue from international projects are included in the U.S. revenue amount as these projects are sold by U.S.-based distribution partners and are delivered to international locations. The Company’s revenue from operations from external customers, based on location of operations, and information about its non-current assets, are detailed below.

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

Revenue from external customers

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Canada	8,956	11,627	24,795	29,998
U.S.	56,429	62,249	169,742	169,343
International	—	37	—	900

	65,385	73,913	194,537	200,241

Non-current assets(1), excluding deferred tax assets

	As at
	September 30, 2019	December 31, 2018
Canada	47,536	36,323
U.S.	27,317	15,353

	74,853	51,676

(1)	Amounts include property, plant and equipment, capitalized software, operating lease ROU assets, goodwill and other assets.

10. TRANSACTIONS WITH RELATED PARTIES

A DIRTT Distribution Partner, Lane Office Furniture Inc. (“Lane”), is owned by a former director of the Company, Gregory Burke. Effective June 26, 2018, Mr. Burke ceased to be a director of the Company. For the three and nine months ended September 30, 2018, the Company reported revenue of nil and $3.0 million and rebates of nil and $0.1 million from Lane.

During the three and nine months ended September 30, 2018, a director of the Company, Ronald Kaplan, provided advisory and consulting services of $0.2 million and $0.3 million.

11. COMMITMENTS

As at September 30, 2019, the Company had outstanding purchase obligations of approximately $7.7 million related to inventory and property, plant and equipment purchases.

12. LEGAL PROCEEDINGS

On May 9, 2019, the Company commenced an action in the Court of Queen’s Bench of Alberta against two former executives, their company, Falkbuilt Ltd. (“Falkbuilt”), and other individuals, on the basis of, among other things, a breach of non-compete and non-solicit obligations.

On November 5, 2019, Falkbuilt filed a Statement of Claim (the “Claim”) against the Company in the Court of Queen’s Bench of Alberta alleging that the Company has misappropriated and misused their alleged proprietary information in furtherance of the Company’s product development. The claim seeks monetary relief, including, among other things, damages of approximately C$30.0 million, disgorgement of profits, punitive damages, and attorneys’ fees, and an interim, interlocutory and permanent injunction of the Company’s use of the alleged proprietary information.

The Company believes the Claim is without merit. The Company intends to defend it vigorously and to continue to pursue its legal remedies against the former employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes and other financial information appearing in this Quarterly Report. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

Outlook

In the third quarter of 2019, we continued to focus on our plan to transform the Company into a scalable growth platform to drive market penetration and improve profitability. Our plan focuses on developing and implementing an efficient and effective sales and marketing function, improving manufacturing efficiency and increasing capacity to serve future growth. Concurrently, we remain committed to innovation within our primary solutions and related complementary offerings, (“DIRTT Solutions”), including the introduction of new products and enhancements to existing products and our proprietary ICE Software platform (“ICE” or “ICE Software”).

Management began 2019 with the expectation that our 2019 revenue growth year-over-year would be more moderate than the 22% revenue growth shown in 2018 IFRS results compared to 2017 IFRS results primarily as a result of our management transition and our efforts to scale the Company for sustained, profitable growth. Accordingly, we estimated and announced that our 2019 IFRS revenue would be 5% to 10% higher than 2018 IFRS revenue, with corresponding increases in net income and Adjusted EBITDA. With increasing recognition of challenges associated with the overall management changes and the immature nature of our commercial function, we revised that expectation downward as the year progressed. In addition, we previously stated that we expected Adjusted EBITDA to be impacted by certain one-time costs related to the sales and marketing plan, Nasdaq listing, and operating consulting costs. Management now expects 2019 revenue in U.S. GAAP to be 7% to 10% lower than 2018 U.S. GAAP revenue, which equates to estimated fourth quarter revenue of between $52 million and $60 million. Management also expects Adjusted EBITDA to be negatively impacted by deleveraging of fixed costs on lower revenue.

Revenue in third quarter of $65.4 million was 12% lower than 2018. Several factors continue to impact 2019 revenue, including the disruption to our salesforce and distribution partner network from 2018’s management transition, the impact of an immature go-to-market approach, an inadequately supported sales force working on a long sales cycle as well as the revised timing of various projects and the loss of certain expected projects. As the year has progressed, it has become clear the sales and marketing organization with which we entered the year has been unable to deliver upon the opportunities that it identified and on which the prior guidance was based. This has been driven largely by a historical lack of training, individual accountability and the necessary processes and tools. Our belief in the size of our market opportunity remains unchanged as well as the resonance of DIRTT’s value proposition within it. Accordingly, we have embarked on a comprehensive transformation of these functions that we believe will create a scalable platform from which to generate profitable growth.

We took significant first steps in this commercial transformation in the third quarter. We began implementing our comprehensive commercial strategy based on a sales and marketing plan (the “Sales & Marketing Plan”) that was developed with the assistance of an internationally recognized consulting firm. The total cost to develop the Sales & Marketing Plan was $2.0 million, of which $0.7 million was incurred in the third quarter of 2019. Key components of the Sales & Marketing Plan consist of establishing a strategic marketing function and enhancing sales and performance management. Implementing the strategic marketing function includes the hiring of additional marketing professionals to newly established roles, the implementation of supporting systems and the creation of marketing programs and communications to drive lead generation. Sales force enhancement includes creating new sales management roles to provide support to sales representatives, creating new sales roles to manage strategic national accounts and address large project opportunities and implementing a newly created Client Relationship Management (“CRM”) system. The commercial (sales and marketing) function will be led by our new Chief Commercial Officer, Jennifer Warawa, who started this role effective September 16, 2019, and the execution of the Sales & Marketing Plan will be managed by Brandon Jones, our new Vice President of Strategy, who started in this role effective September 30, 2019.

In our manufacturing operations, a metric-based approach to lean manufacturing, focusing on Safety, Quality, Delivery, Inventory and Productivity (SQDIP) was introduced earlier this year and is being implemented in all of our facilities along with related systems. In early October 2019, we executed a lease agreement for our previously announced combined tile and millwork factory, which will be located in the Charlotte metropolitan area. In August 2019, we paid deposits totaling $1.6 million to certain equipment suppliers for customized equipment for the new facility, which we anticipate will be delivered in the second half of 2020. The total cost of the facility is expected to be approximately $18.5 million, and we anticipate that the commencement of commercial operations will begin during the first quarter of 2021.

On October 9, 2019, we commenced trading of our common shares on The Nasdaq Global Select Market (“Nasdaq”). As a result of the Nasdaq listing, we are now reporting our financial statements under the accounting principles generally accepted in the United States (“GAAP”) and in U.S. dollars. In addition, we ceased offering a cash surrender option for employee stock options. Year-to-date one-time costs of the Nasdaq listing are approximately $2.5 million, and we expect to incur approximately $0.5 million of additional costs in the fourth quarter of 2019. The Nasdaq listing costs are higher than previously anticipated, due in part to our deferral of the listing until later in the year.

In the second half of 2018, we experienced warping in a small portion of our medium density fiberboard tiles, primarily in locations that experience high humidity or significant variability in humidity and temperature. We believe we have identified a permanent solution to the issue and continue to implement the solution to address the tile warping.

As we have noted previously, 2019 is a transition year, and we have made significant strides toward enhancing our management team, commercial organization and sales and marketing strategy, in addition to having our shares listed on Nasdaq. Despite incurring associated one-time consulting and listing costs, we expect to exit 2019 maintaining our financial strength with cash on hand comparable to last year with no debt and increased liquidity from a larger credit facility. Furthermore, we continue to believe our significant transformational efforts and investments will result in attractive revenue growth, improved profitability and strong cash generation into the future.

At our Analyst Day on November 12, 2019 in New York City we will present our strategic plan and revenue and Adjusted EBITDA Margin targets we are working to achieve by the end of 2023.

Non-GAAP Financial Measures

Note Regarding Use of Non-GAAP Financial Measures

Our condensed consolidated interim financial statements are prepared in accordance with GAAP. These GAAP financial statements include non-cash charges and other charges and benefits that we believe are unusual or infrequent in nature or that we believe may make comparisons to our prior or future performance difficult.

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance from period to period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure

(net interest income on cash deposits, interest expense on outstanding debt, or foreign exchange movements on debt revaluation), asset base (depreciation and amortization), tax consequences and stock-based compensation. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA.

Reorganization expenses, impairment expenses, depreciation and amortization, and stock-based compensation are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

The following non-GAAP financial measures are presented in this Quarterly Report, and a description of the calculation for each measure is included.

Adjusted Gross Profit	Gross profit before deductions for depreciation and amortization

Adjusted Gross Profit Margin	Adjusted Gross Profit divided by revenue

EBITDA	Net income before interest, taxes, depreciation and amortization

Adjusted EBITDA	EBITDA adjusted for non-cash foreign exchange gains or losses on debt revaluation; impairment expenses; stock-based compensation expense; reorganization expenses; and any other non-core gains or losses

Adjusted EBITDA Margin	Adjusted EBITDA divided by revenue

Adjusted Net Income	Net income excluding the tax effected impact of impairment, reorganization expenses, and stock-based compensation fair value adjustment

You should carefully evaluate these non-GAAP financial measures, the adjustments included in them, and the reasons we consider them appropriate for analysis supplemental to our GAAP information. Each of these non-GAAP financial measures has important limitations as an analytical tool due to exclusion of some but not all items that affect the most directly comparable GAAP financial measures. You should not consider any of these non-GAAP financial measures in isolation or as substitutes for an analysis of our results as reported under GAAP. You should also be aware that we may recognize income or incur expenses in the future that are the same as, or similar to, some of the adjustments in these non-GAAP financial measures. Because these non-GAAP financial measures may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

EBITDA and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2019 and 2018

The following table presents a reconciliation for the third quarter and year-to-date results of 2019 and 2018 of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Net income (loss) for the period	$5,802	$(1,433)	$3,148	$2,407
Add back (deduct):
Interest Expense	3	98	77	301
Interest Income	(228)	(101)	(320)	(327)
Income Tax Expense	1,959	684	3,667	3,114
Depreciation and Amortization	2,925	3,544	9,260	10,342

EBITDA	$10,461	$2,792	$15,832	$15,837
Stock-based Compensation Expense (Recovery)	(2,389)	2,037	2,403	3,172
Non-cash Foreign Exchange Loss (Gain) on Debt Revaluation	—	(101)	(211)	312
Impairment Expense	—	6,098	—	6,098
Reorganization Expense	—	2,236	2,639	4,646

Adjusted EBITDA	$8,072	$13,062	20,663	$30,065

Net Income Margin(1)	8.9%	(1.9)%	1.6%	1.2%

Adjusted EBITDA Margin	12.3%	17.7%	10.6%	15.0%

(1)	Net income divided by revenue.

For the three months ended September 30, 2019, Adjusted EBITDA and Adjusted EBITDA Margin decreased to $8.1 million or 12.3% from $13.1 million or 17.7% in the same period of 2018. This reflects the $5.2 million decrease in Adjusted Gross Profit, the impact of $2.4 million of one-time costs in operating expenses (which included $0.7 million related to the Sales & Marketing Plan, $1.4 million of Nasdaq listing costs, and $0.3 million of operations consulting costs), partially offset by ongoing cost reductions, the reversal of a $1.3 million provision, and a $0.5 million increase in foreign exchange gains.

For the nine months ended September 30, 2019, Adjusted EBITDA and Adjusted EBITDA Margin decreased to $20.7 million or 10.6% from $30.1 million or 15.0% in the same period of 2018. This reflects the $6.5 million decrease in Adjusted Gross Profit, the impacts of $5.5 million of one-time costs in operating expenses (which included $2.0 million related to the Sales & Marketing Plan, $2.5 million of Nasdaq listing costs, and $1.0 million of operations consulting costs), and a $2.1 million increase in foreign exchange losses partially offset by the reversal of a $1.3 million provision and ongoing cost reductions.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Nine Months Ended September 30, 2019 and 2018

The following table presents a reconciliation for the three and nine months ended September 30, 2019 and 2018 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Gross Profit	24,934	30,085	72,959	79,390
Gross Profit Margin	38.1%	40.7%	37.5%	39.6%
Add: Depreciation and Amortization Expense	2,375	2,422	7,114	7,196

Adjusted Gross Profit	27,309	32,507	80,073	86,586

Adjusted Gross Profit Margin	41.8%	44.0%	41.2%	43.2%

Gross profit and gross profit margin decreased to $24.9 million or 38.1% for the three months ended September 30, 2019, from $30.1 million or 40.7% for the three months ended September 30, 2018. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $27.3 million or 41.8% for the three months ended September 30, 2019, from $32.5 million or 44.0% for the three months ended September 30, 2018. The decreases are largely due to an increase in unused labor capacity and reduced fixed cost leverage on lower revenue levels. Reductions in direct material and transportation costs, due to improved efficiency and product mix, offset the higher material costs of $0.8 million (1.0% reduction in gross profit margin) that mitigate the tile warping issue.

Gross profit and gross profit margin decreased to $73.0 million, or 37.5%, for the nine months ended September 30, 2019, from $79.4 million or 39.6% for the nine months ended September 30, 2018. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $80.1 million or 41.2% for the nine months ended September 30, 2019, from $86.6 million or 43.2% for the nine months ended September 30, 2018. During the period, we incurred $2.8 million of incremental costs (1.1% reduction in gross profit margin) that mitigate the tile warping issue and $3.0 million of costs associated with headcount additions throughout 2018 in anticipation of higher volumes. We also experienced a $0.7 million reduction in gross profit due to decreases in second quarter gross profit on installation revenue. These cost increases were partially offset by the benefits of the operational improvement activities as previously described. We expect to further realize benefits from these activities as the year progresses.

Adjusted Net Income for the Three and Nine Months Ended September 30, 2019 and 2018

The following table presents a reconciliation for the third quarter and year-to-date results of 2019 and 2018 of Adjusted Net Income (loss) to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Net Income (Loss) for the Period	$5,802	$(1,433)	$3,148	$2,407
Add back (deduct):
Stock-based compensation fair value adjustments	(4,211)	2,340	(450)	2,340
Reorganization Expense	—	4,646	2,639	4,646
Impairment Expenses	—	6,098	—	6,098
Tax impact of adjustments	—	(2,901)	(713)	(2,901)

Adjusted Net Income (Loss)	1,591	8,750	4,624	12,590

During the third quarter of 2018, we determined that we no longer qualified as a Foreign Private Issuer (“FPI”) as of June 30, 2018, under the rules of the SEC. To minimize any undue effects on employees, our Board of Directors approved the availability of a cash surrender feature for certain options until such time as we requalified as a FPI or we registered our common shares with the SEC, which occurred on October 9, 2019 upon our listing on Nasdaq. Accordingly, we accounted for the fair value of outstanding stock options at the end of the reporting period as a liability, with changes in the liability recorded through net income as a stock-based compensation fair value adjustment. Adjusted Net Income for the three and nine months ended September 30, 2019 removes the stock option fair value adjustment, because this accounting charge is material and not comparable to prior year charges. As a result, the change in the permitted manner of settlement will trigger a change in the accounting for the plan and result in the recognition of the Option Plan as equity settled awards prospectively from October 9, 2019.

Results of Operations

Three and Nine Months Ended September 30, 2019, Compared to Three and Nine Months Ended September 30, 2018

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Revenue	$65,385	$73,913	(12)%	$194,537	$200,241	(3)%
Gross Profit	$24,934	$30,085	(17)%	$72,959	$79,390	(8)%

Gross Profit Margin	38.1%	40.7%	(6)%	37.5%	39.6%	(5)%
Operating Expenses
Sales and Marketing	$8,568	9,995	(14)%	25,898	$30,169	(14)%
General and Administrative	7,280	7,212	1%	21,033	21,634	(3)%
Operations Support	2,419	1,937	25%	7,771	5,933	31%
Technology and Development	1,718	922	86%	5,881	3,048	93%
Stock-based compensation	(2,389)	2,037	NA	2,403	3,172	(24)%
Impairment	—	6,098	(100)%	—	6,098	(100)%
Reorganization	—	2,236	(100)%	2,639	4,646	(43)%

Total Operating Expenses	$17,596	$30,437	(42)%	$65,625	$74,700	(12)%

Operating Income (Loss)	$7,338	$(352)	NA	$7,334	$4,690	56%

Operating Margin	11.2%	(0.5)%	NA	3.8%	2.3%	65.2%

Revenue

Revenue reflects sales to our Distribution Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters. The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Product	$56,486	$64,941	(13)%	$168,321	$175,286	(4)%
Transportation	6,429	6,184	4%	18,644	16,368	14%
Licenses	409	595	(31)%	1,472	1,724	(15)%

Total Product Revenue	$63,324	$71,720	(12)%	$188,437	$193,378	(3)%
Installation and other services	2,061	2,193	(6)%	6,100	6,863	(11)%

Total	$65,385	$73,913	(12)%	$194,537	$200,241	(3)%

Revenue decreased in the three months ended September 30, 2019 by $8.5 million or 12% compared to the same period of 2018. Revenue decreased due to several factors, including the impact of a large project in 2018 that was not replaced in 2019. We also believe the distraction from significant management changes during 2018 on a long sales cycle combined with immature and transitional state of our sales and marketing function limited our ability to take advantage of growth opportunities in our market for 2019. The recent enhancements to our organizational structure and senior management team may have not yet positively affected sales due to, we believe, our long sales cycle.

For the nine months ended September 30, 2019, product revenue decreased by $7.0 million or 4% compared to the same period of 2018 for the same reasons as previously discussed. Revenue for the nine months ended September 30, 2018 included an estimated $4.0 to $7.0 million (2% to 3% of year-to-date 2018 revenue) of projects that were delayed from the fourth quarter of 2017 to the first quarter of 2018 as a result of significant hurricanes in the southern United States affecting 2017 project schedules.

Installation and other services revenue of $2.1 million for the three months ended September 30, 2019 was $0.1 million lower than the same period in 2018 and decreased $0.8 million for the nine months ended September 30, 2019 compared to the same period in 2018. The changes in installation revenue are primarily due to the timing of projects. Except in limited circumstances, our Distribution Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Distribution Partner network to expand our market penetration and ensure best practices are shared across local markets. We had 93 Distribution Partners at September 30, 2019. Our clients, as serviced primarily through our Distribution Partners, exist within a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology and hospitality.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Commercial	$42,910	$41,117	4%	$124,248	$119,021	4%
Healthcare	9,192	18,698	(51)%	32,452	40,459	(20)%
Government	3,855	4,634	(17)%	12,267	17,408	(30)%
Education	6,958	6,676	4%	17,998	14,766	22%
License fees from Distribution Partners	409	595	(31)%	1,472	1,724	(15)%

Total Product Revenue	$63,324	$71,720	(12)%	$188,437	$193,378	(3)%

Installation and other services	$2,061	$2,193	(6)%	6,100	6,863	(11)%

Total Revenue	$65,385	$73,913	(12)%	$194,537	$200,241	(3)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in %)
Commercial	68	58	17	66	62	6
Healthcare	15	26	(42)	17	21	(19)
Government	6	7	(14)	7	9	(22)
Education	11	9	22	10	8	25

% of Product Revenue(1)	100	100	—	100	100	—

(1)	excluding license fees from Distribution Partners

Revenue decreased by 12% in the three months ended September 30, 2019 over the same period in 2018 and was driven primarily by decreased healthcare sales, which reflects the completion of a major healthcare project that was not replaced in 2019, and decreased government sales, which was mainly due to the timing of certain projects. This decrease in revenue was partially offset by growth in the commercial and education sectors. For the nine months ended September 30, 2019, revenue was lower by 3% compared to the same period in 2018, with continued growth in the commercial and education sectors, offset by the completion of a major healthcare project in 2018 that was not replaced in 2019 and a reduced number of installation projects.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States, with periodic international projects from North American Distribution Partners. The following table presents our revenue dispersion by geography:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Canada	$8,956	$11,627	(23)%	$24,795	$29,998	(17)%
United States	56,429	62,249	(9)%	169,742	169,343	—
International	—	37	(100)%	—	900	(100)%

Total	$65,385	$73,913	(12)%	$194,537	$200,241	(3)%

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.4 million to $8.6 million for the three months ended September 30, 2019, from $10.0 million for the three months ended September 30, 2018. Sales and marketing expenses decreased $4.3 million to $25.9 million for the nine months ended September 30, 2019, from $30.2 million for the nine months ended September 30, 2018. Included in sales and marketing expenses in the three months and nine months ended September 30, 2019 were $0.7 million and $2.0 million, respectively, of one-time consulting costs related to the Sales & Marketing Plan. These costs were offset by a $1.5 million and $1.6 million reduction in commission expense for the three and nine months ended September 30, 2019, respectively, on lower revenues. Additionally, we have continued to realize reductions in travel, meals and entertainment costs and cost reductions related to trade shows; however, none of these expense reductions are expected to materially affect our future sales revenue.

Our sales and marketing efforts in 2019 are largely concentrated on establishing the appropriate sales organization and personnel, significantly improving our marketing approach and driving returns on sales and marketing expenditures. In April 2019, we engaged an internationally recognized consulting firm to evaluate our current sales and marketing approach and assist in the development of action plans necessary to drive accelerated growth. Along with the incremental costs associated with this consulting engagement in 2019, we expect sales and marketing expense to increase in conjunction with higher sales due to higher commissions, as well as investment in sales generating initiatives as we implement our Sales & Marketing Plan, including targeted increases in our commercial organization headcount, expansion and refreshment of our DIRTT Experience Centers (formally known as Green Learning Centers), and implementation of related systems and tools. Our ongoing focus is to continue to control costs by emphasizing return on investment on our sales and marketing expenditures.

General and Administrative Expenses

General and administrative expenses (“G&A”) increased $0.1 million to $7.3 million for the three months ended September 30, 2019 from $7.2 million for the three months ended September 30, 2018. This includes

$1.4 million of one-time costs related to the Nasdaq listing incurred in the third quarter of 2019, offset by a $1.3 million reversal of a claims provision.

G&A expenses decreased $0.6 million to $21.0 million for the nine months ended September 30, 2019 from $21.6 million for the nine months ended September 30, 2018. In 2018, we incurred $1.4 million related to proxy defense costs which did not reoccur in 2019. Additionally, we reversed a $1.3 million claim provision during the third quarter of 2019. These items were partially offset by $2.5 million of costs related to the Nasdaq listing incurred in the nine months ended September 30, 2019. Beginning in 2020, we anticipate incremental annual non-listing related costs of approximately $1.5 to $2.0 million, as a result of becoming a U.S. registrant, driven largely by increased director and officer insurance premiums, the costs of maintaining two listings, as well as expected increases in audit, legal, and other compliance costs.

Operations Support Expenses

Operations support expenditures include the fixed costs associated with delivery and project management of DIRTT Solutions. Operations support expenses increased $0.5 million to $2.4 million for the three months ended September 30, 2019, from $1.9 million for the three months ended September 30, 2018, largely due to an increase in consulting costs during this quarter. Operations support costs increased $1.9 million to $7.8 million for the nine months ended September 30, 2019, from $5.9 million for the nine months ended September 30, 2018, largely due to $1.1 million of consultant costs, as well as increases in personnel costs. The consultant costs incurred were to assist with the evaluation of current operations and to assist with the rectification of the tile warping issue. Increases in personnel costs were due to increased headcount and an increased provision for variable compensation.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses increased $0.8 million to $1.7 million for the three months ended September 30, 2019, compared to $0.9 million for the three months ended September 30, 2018. Technology and development expenses increased $2.8 million to $5.9 million for the nine months ended September 30, 2019, compared to $3.0 million for the nine months ended September 30, 2018. These increases are due to a $0.3 million and $1.7 million decrease in capitalized salaries for the three and nine months ended September 30, 2019, respectively, as the current mix of projects undertaken by us included a higher portion of efforts related to business process improvements that were not eligible for capitalization. In addition, technology and development expenses included $0.3 million and $0.5 million of salary and benefit costs that were classified as cost of sales of technical services during the three and nine months ended September 30, 2018, respectively, as well as a higher provision for variable compensation.

Stock-Based Compensation

Stock-based compensation reflected a $2.4 million recovery for the three months ended September 30, 2019, compared to an expense of $2.0 million for the same period of 2018. Stock-based compensation expense was reduced to $2.4 million for the nine months ended September 30, 2019, compared to $3.2 million for the same period of 2018. We recorded fair value adjustments on cash settled stock options during the three and nine months ended September 30, 2019, respectively, with no fair value adjustment required in the respective periods in 2018. As noted previously, following our listing on Nasdaq on October 9, 2019, we ceased allowing cash surrender of employee stock options. As a result, we will cease the associated liability accounting for the Option Plan which required quarterly fair value adjustments.

Impairment Expenses

During 2018, management decided to shift from the early stage development of its DIRTT Timber market to a commercialized approach focused on large, standalone timber projects and as a tie-in to our other DIRTT Solutions. Management concluded that this strategy required significantly less timber capacity than existed and took steps to right-size its timber capacity by the end of 2018. Management determined these decisions to be an indicator of impairment of the assets of the DIRTT Timber line.

During 2018, management performed an assessment of the carrying values of DIRTT Timber’s property, plant and equipment (“PP&E”). To determine the impairment of the DIRTT Timber assets, the net book value of the assets was evaluated against the fair value of the assets. The fair value of the DIRTT Timber assets reflects current projected sales for timber projects on a standalone basis and the pull-through impact to other DIRTT Solutions. In its evaluation, management determined it was unable to reliably quantify the pull-through impact of timber on other DIRTT Solutions. The equipment related to the timber market was custom built for DIRTT, and there was no active market for resale. Therefore, the fair value was determined to be management’s estimate of scrap value for the specialized assets and an estimated resale value for less specialized assets that cannot be redeployed for other DIRTT Solutions. Management estimated the expected resale values based on the current market and industry knowledge. The fair value of the timber assets was estimated to be $1.1 million. This assessment resulted in an impairment charge of $6.1 million during 2018.

Reorganization Expenses

We incurred $2.6 million of reorganization expenses during the first quarter of 2019, and no material additional reorganization costs in the second or third quarters of 2019, compared to $2.2 million and $4.6 million in the three and nine months ended September 30, 2018, respectively. These costs included severance payments and related legal and consulting costs associated with management and organizational changes. No further material expenditures are anticipated in 2019.

Income Tax

Alberta’s general provincial tax rate was decreased on June 28, 2019 from 11.5% to 11% for the second half of 2019, to 10% for 2020, to 9% for 2021 and to 8% thereafter. As a result of the rate change, we reduced our deferred tax asset by $0.9 million, with a corresponding deferred income tax expense recorded in the second quarter of 2019.

The provision for income taxes is comprised of federal, state, provincial and foreign taxes based on pre-tax income. Income tax expense for the three months ended September 30, 2019, inclusive of the previously noted charge associated with the Alberta tax rate change, was $2.0 million, compared to $0.7 million for the same period of 2018, and income tax expense for the nine months ended September 30, 2019 was $3.7 million, as compared to $3.1 million for the same period of 2018. As at September 30, 2019, we had C$36.7 million of loss carry-forwards in Canada and none in the United States, compared to C$43.6 million in Canada and none in the United States on December 31, 2018. These loss carry-forwards will begin to expire in 2030.

Net Income (Loss)

Net income was $5.8 million or $0.07 per share in the third quarter of 2019, compared to a net loss of $1.4 million or $0.02 net loss per share for the third quarter of 2018. The variances are the result of changes in gross profit and operating expenses as described above. Net income for the three months ended September 30, 2019 includes a $2.4 million recovery in stock-based compensation, compared to a $2.0 million expense in the same period of 2018, and no reorganization or impairment expenses for the three months ended September 30, 2019, compared to $2.2 million and $6.1 million, respectively, in the same period of 2018.

Net income was $3.1 million or $0.04 per share in the first nine months of 2019, compared to net income of $2.4 million or $0.03 net income per share for the first nine months of 2018. The variances are the result of changes in gross margin and operating expenses as described above. As discussed previously, we recorded a $6.1 million impairment expense in the third quarter of 2018. Net income for the nine months ended September 30, 2019 includes a $2.4 million expense in stock-based compensation, compared to $3.2 million in the same period of 2018, and $2.6 million of reorganization costs for the nine months ended September 30, 2019, compared to $4.6 million expense in the same period of 2018.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2019 totaled $56.6 million, an increase of $3.2 million from December 31, 2018. On January 31, 2019, we repaid $5.6 million of long-term debt outstanding with cash on hand, without penalty. In July 2019, we entered into a C$50.0 million revolving credit facility with the Royal Bank of Canada (the “RBC Facility”). Draw-downs under the RBC Facility are available in both Canadian and U.S. dollars. The RBC Facility replaced the $18.0 million revolving credit facility with Comerica Bank, which expired on June 30, 2019.

Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to support ongoing working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including growth rate, the continued expansion of sales and marketing activities and the introduction of new solutions, and software and product enhancements. To the extent existing cash and cash equivalents and cash flows from operations are not sufficient to fund future activities, we may seek to raise additional funds through equity or debt financings. If additional funds are raised through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to our existing shareholders.

Historically, we have financed operations primarily through cash flows from operations, long-term debt, and the sale of equity securities. Cash is primarily used to fund operations and capital expenditures. Over the past several years, revenue has typically increased from year to year and, as a result, cash flows from account receivable collections have increased. However, operating expenses have also increased as we reinvested capital in growing the business. Our operating cash requirements may increase in the future as management continues to invest in the strategic growth of the Company.

Nine Months Ended September 30, 2019 and 2018

The following table summarizes our consolidated cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30.
	2019	2018
	($ in thousands)
Net cash flows provided by (used in) operating activities	$17,881	$(7,514)
Net cash used in investing activities	(10,144)	(11,566)
Net cash provided by (used in) financing activities	(5,484)	(1,083)
Effect of foreign exchange on cash and cash equivalents	977	(1,202)

Net increase (decrease) in cash and cash equivalents	3,230	(21,365)
Cash and cash equivalents, beginning of period	$53,412	$63,484

Cash and cash equivalents, end of period	$56,642	$42,119

Operating Activities

Net cash flows provided by operating activities increased to $17.9 million for the first nine months of 2019 from $7.5 million net cash flows used in operating activities in the first nine months of 2018. The increase in cash flows from operations is largely due to an increase in collections on accounts receivable balances and lack of an impairment charge in the first nine months of 2019. This was partially offset by an increase in foreign exchange loss and a decrease in trade accounts payable and other liabilities as compared to the first nine months of 2018.

Investing Activities

We invested $7.8 million in PP&E in the nine months ended September 30, 2019, compared to $7.0 million during the nine months ended September 30, 2018. The increase was primarily due to manufacturing equipment purchases for the new tile and millwork facility of which $1.6 million was incurred in the third quarter of 2019. We invested $2.5 million on capitalized software during the nine months ended September 30, 2019, as compared to $4.2 million in the nine months ended September 30, 2018. The reduction is due to the current mix of projects undertaken by the Company and included a higher portion of efforts related to business process improvements that were not eligible for capitalization.

Financing Activities

For the nine months ended September 30, 2019, net cash used in financing activities was $5.5 million. We repaid the balance of $5.6 million on long-term debt outstanding and related interest during the first quarter of 2019. Cash used in financing activities was $1.1 million for the nine months ended September 30, 2018.

We currently expect to fund anticipated future investments with available cash. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we may deem appropriate. In the future, we may also use debt or pursue equity financing depending on the Company’s share price, interest rates, and nature of the investment opportunity and economic climate.

Credit Facility

On July 19, 2019, we entered into a C$50 million senior secured revolving credit facility with the Royal Bank of Canada (the “RBC Facility”). The RBC Facility has a three-year term and can be extended for up to two additional years at our option. Interest is calculated at the Canadian or U.S. prime rate with no adjustment, or the bankers’ acceptance rate plus 125 basis points. We are required to comply with certain financial covenants under the RBC Facility, including maintaining a minimum fixed charge coverage ratio of 1.15:1 and a maximum debt to Adjusted EBITDA ratio of 3.0:1. We are also required to comply with certain non-financial covenants, including, among other things, covenants restricting our ability to (i) dispose of our property, (ii) enter into certain transactions intended to effect or otherwise permit a material change in our corporate or capital structure, (iii) incur any debt, other than permitted debt, and (iv) permit certain encumbrances on our property.

We are generally restricted under the RBC Facility from making dividends or distributions on our outstanding capital shares (other than any distribution by way of the payment of dividends by the issuance of equity securities). We may also declare and pay dividends to our shareholders provided that such dividends do not exceed 50% of the Free Operating Cash Flow (as defined in the RBC Facility) for the most recently completed fiscal year and meet certain other conditions. We may also make a one-time Permitted Special Distributions (as defined in the RBC Facility) provided that we maintain a minimum balance of at least C$20.0 million in our account and meet certain other conditions.

The RBC Facility is secured by substantially all of our real property located in Canada and the United States.

Contractual Obligations

The following table summarizes DIRTT’s contractual obligations at September 30, 2019:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years	Total
	($ in thousands)
Accounts payable and accrued liabilities	$22,217	$—	$—	$—	$22,217
Other liabilities	4,393	—	—	—	4,393
Current and long-term debt	—	—	—	—	—
Operating leases	5,247	5,135	4,401	7,485	22,268
Client deposits	7,407	—	—	—	7,407
Purchase obligations	7,655	—	—	—	7,655

Total	$46,919	$5,135	$4,401	$7,485	$63,940

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Registration Statement on Form 10. For information regarding significant accounting policies and estimates, please refer to Item 2 and Item 13 in our Registration Statement on Form 10.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 2, “Significant Accounting Policies” to our condensed consolidated interim financial statements appearing in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures since our disclosures in our Registration Statement on Form 10. For information regarding our exposure to certain market risks, please refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Registration Statement on Form 10.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On November 5, 2019, Falkbuilt Ltd. (“Falkbuilt”) filed a Statement of Claims against us in the Court of Queen’s Bench of Alberta, Canada. Falkbuilt alleges that we have misappropriated and misused their alleged proprietary information in furtherance of our own product development. Falkbuilt seeks monetary relief, including, among other things, damages of approximately C$30.0 million, disgorgement of profits, punitive damages, and attorneys’ fees, and an interim, interlocutory and permanent injunction of our use of the alleged proprietary information.

Falkbuilt is affiliated with certain of our former employees, including Mogens Smed, our co-founder and former Executive Chairman and Chief Executive Officer, and Barrie Loberg, our former Vice President of Software Development. As previously disclosed, on May 9, 2019, we filed a lawsuit in the Court of Queen’s Bench of Alberta against Mr. Smed and Mr. Loberg, to enforce the terms of our Settlement Agreement and their respective obligations, including non-compete and non-solicit provisions, that we entered into in connection with their departure. We believe that Falkbuilt’s lawsuit against us is part of their litigation strategy related to our lawsuit against them, and we believe it is without merit. We intend to defend it vigorously and to continue to pursue our legal remedies against Messrs. Smed and Loberg and their company, Falkbuilt.

We may, from time to time, become involved in other legal proceedings or be subject to claims arising in the ordinary course of business, including the initiation and defense of proceedings to protect intellectual property rights, product liability claims and employment claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. In the opinion of our management, none of the pending litigation, disputes or claims against us will have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in Item 1A in our Registration Statement on Form 10. Additional risks and uncertainties not currently know to use or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

On October 7, 2019, we, through one of our wholly owned subsidiaries, entered into a Lease Agreement (the “Lease”) with SP Rock Hill Legacy East #1, LLC relating to the lease by us of a build-to-suit building which will provide for approximately 130,000 square feet of manufacturing space for our combined tile and millwork factory and will be located in Rock Hill, South Carolina (the “Premises”).

The term of the Lease is currently estimated to commence around September 2020, when construction of the Premises has been substantially completed (the “Commencement Date”). Upon the Commencement Date, the Lease will have an initial term of 15 years, with two consecutive five-year renewal periods at our option. The initial annual base rent will be approximately $851,000, subject to increases in subsequent years and to certain adjustments as set forth in the Lease.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Amalgamation of DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

3.2	Amended and Restated Bylaw No. 1 of DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

10.1	DIRTT Environmental Solutions Ltd. Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 333-234143, filed on October 9, 2019).

10.2	Credit Agreement, dated July 19, 2019, by and among the Royal Bank of Canada, DIRTT Environmental Solutions Ltd., as borrower, and DIRTT Environmental Solutions, Inc., as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

10.3	Employment Agreement, dated August 31, 2019, by and between DIRTT Environmental Solutions Ltd. And Jennifer Warawa (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

10.4*	Lease Agreement, dated October 7, 2019, by and between DIRTT Environmental Solutions, Inc. and SP Rock Hill Legacy East #1, LLC.

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

By:	/s/ Geoffrey D. Krause
Geoffrey D. Krause Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 7, 2019