Form 10-Q
period 2020-03-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2020-05-06
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 84,681,364 common shares outstanding as of April 30, 2020.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Exchange Act and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the COVID-19 pandemic and related economic repercussions and other risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada (the “Annual Report on Form 10-K”), and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•	competition in and changes to the interior construction industry;

•	global economic, political, health and social conditions and financial markets, including those related to pandemics;

•	our reliance on our network of Distribution Partners (as defined herein) for sales, marketing and installation of our solutions;

•	our ability to maintain and manage growth effectively;

•	our ability to introduce new designs, solutions and technology and gain client and market acceptance;

•	loss of our key executives;

•	labor overcapacity or shortages and disruptions in our manufacturing facilities;

•	product liability, product defects and warranty claims brought against us;

•	defects in our designing and manufacturing software;

•	infringement on our patents and other intellectual property;

•	cyber-attacks and other security breaches of our information and technology systems;

•	material fluctuations of commodity prices, including raw materials;

•	shortages of supplies or disruptions in the supply chain of certain key components and materials;

•	our ability to balance capacity within our existing manufacturing facilities;

•	our exposure to currency exchange rate, tax rate and other fluctuations that result from general economic conditions and changes in laws;

ii

•	legal and regulatory proceedings brought against us;

•	the availability of capital or financing on acceptable terms, which may impair our ability to make investments in the business; and

•	other factors and risks described under the heading “Risk Factors” included in our Annual Report filed on Form 10-K.

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

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at
	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	43,460	47,174
Trade and other receivables, net of expected credit losses of $0.7 million at March 31, 2020 and $0.1 million at December 31, 2019	23,165	24,941
Inventory	16,526	17,566
Prepaids and other current assets	4,033	3,340

Total Current Assets	87,184	93,021

Property, plant and equipment, net	38,772	41,365
Capitalized software, net	7,801	8,213
Operating lease right-of-use assets, net	18,802	20,661
Deferred tax assets, net	5,638	5,364
Goodwill	1,301	1,421
Other assets	4,766	5,518

Total Assets	164,264	175,563

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	21,744	20,384
Other liabilities	4,850	5,187
Customer deposits and deferred revenue	4,609	3,567
Current portion of lease liabilities	5,014	5,287

Total Current Liabilities	36,217	34,425

Other long-term liabilities	13	35
Long-term lease liabilities	14,480	16,116

Total Liabilities	50,710	50,576

SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 84,681,364 issued and outstanding at March 31, 2020 and December 31, 2019	180,639	180,639
Additional paid-in capital	9,006	8,343
Accumulated other comprehensive loss	(24,796)	(18,028)
Accumulated deficit	(51,295)	(45,967)

Total Shareholders’ Equity	113,554	124,987

Total Liabilities and Shareholders’ Equity	164,264	175,563

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited – Stated in thousands of U.S. dollars)

	For the three months ended March 31,
	2020	2019
Product revenue	40,299	63,840
Service revenue	682	1,221

Total revenue	40,981	65,061

Product cost of sales	27,290	40,068
Costs of under-utilized capacity	2,010	—
Service cost of sales	366	1,389

Total cost of sales	29,666	41,457

Gross profit	11,315	23,604

Expenses
Sales and marketing	7,408	7,787
General and administrative	7,825	6,897
Operations support	2,532	2,482
Technology and development	2,165	2,117
Stock-based compensation	461	6,447
Reorganization	—	2,639

Total operating expenses	20,391	28,369

Operating loss	(9,076)	(4,765)

Foreign exchange (gain) loss	(2,319)	519
Interest income	(138)	(54)
Interest expense	35	49

	(2,422)	514

Loss before tax	(6,654)	(5,279)

Income taxes
Current tax expense (recovery)	(581)	152
Deferred tax recovery	(745)	(166)

	(1,326)	(14)

Net loss	(5,328)	(5,265)

Loss per share
Basic and diluted loss per share	(0.06)	(0.06)
Basic and diluted weighted average number of shares outstanding (stated in thousands)	84,681	84,661

	For the three months ended March 31,
	2020	2019
Interim Condensed Consolidated Statement of Comprehensive Loss
Loss for the period	(5,328)	(5,265)
Exchange differences on translation of foreign operations	(6,768)	2,096

Comprehensive loss for the period	(12,096)	(3,169)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

	Number of Common shares	Common shares	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
As at December 31, 2018	84,660,319	180,562	6,615	(22,092)	(41,571)	123,514

Issued on exercise of stock options	1,053	4	(1)	—	—	3
Stock-based compensation	—	—	(429)	—	—	(429)
Foreign currency translation adjustment	—	—	—	2,096	—	2,096
Net loss for the period	—	—	—	—	(5,265)	(5,265)

As at March 31, 2019	84,661,372	180,566	6,185	(19,996)	(46,836)	119,919

As at December 31, 2019	84,681,364	180,639	8,343	(18,028)	(45,967)	124,987

Stock-based compensation	—	—	663	—	—	663
Foreign currency translation adjustment	—	—	—	(6,768)	—	(6,768)
Net loss for the period	—	—	—	—	(5,328)	(5,328)

As at March 31, 2020	84,681,364	180,639	9,006	(24,796)	(51,295)	113,554

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss for the period	(5,328)	(5,265)
Adjustments:
Depreciation and amortization	3,132	3,395
Stock-based compensation, net of settlements	461	5,681
Foreign exchange gain	(2,214)	(2)
Loss on disposal of property, plant and equipment	—	62
Deferred income tax recovery	(745)	(166)
Changes in operating assets and liabilities:
Trade and other receivables	1,436	6,918
Inventory	35	439
Prepaid and other current assets	(897)	(301)
Other assets	173	112
Trade accounts payable and other liabilities	2,130	(1,626)
Lease liabilities	(27)	(146)
Customer deposits	1,084	(1,701)

Net cash flows (used in) provided by operating activities	(760)	7,400

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,678)	(1,384)
Capitalized software development expenditures and other asset expenditures	(970)	(503)
Recovery of software development expenditures	75	75
Proceeds on sale of property, plant and equipment	—	44
Changes in accounts payable related to investing activities	118	(336)

Net cash flows used in investing activities	(2,455)	(2,104)

Cash flows from financing activities:
Cash received on exercise of stock options	—	5
Repayment of long-term debt	—	(5,561)

Net cash flows used in financing activities	—	(5,556)

Effect of foreign exchange on cash and cash equivalents	(499)	907

Net increase (decrease) in cash and cash equivalents	(3,714)	647
Cash and cash equivalents, beginning of period	47,174	53,412

Cash and cash equivalents, end of period	43,460	54,059

Supplemental disclosure of cash flow information:
Interest paid	(35)	(49)
Income taxes paid	—	(48)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

1. GENERAL INFORMATION

DIRTT Environmental Solutions Ltd. and its subsidiaries (“DIRTT,” the “Company,” “we” or “our”) is a leading technology-driven manufacturer of highly customized interiors. DIRTT combines its proprietary 3D design, configuration and manufacturing software (“ICE®” or “ICE Software”) with integrated in-house manufacturing of its innovative prefabricated interior construction solutions and an extensive distribution partners network (“Distribution Partners”). ICE provides accurate design, drawing, specification, pricing and manufacturing process information, allowing rapid production of high-quality custom solutions using fewer resources than traditional manufacturing methods. ICE is also licensed to unrelated companies and Distribution Partners of the Company. DIRTT is incorporated under the laws of the province of Alberta, Canada, its headquarters is located at 7303 – 30th Street S.E., Calgary, AB, Canada T2C 1N6 and its registered office is located at 4500, 855 – 2nd Street S.W., Calgary, AB, Canada T2P 4K7. DIRTT’s common shares trade on the Toronto Stock Exchange under the symbol “DRT” and on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “DRTT”.

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of March 31, 2020, and its results of operations and cash flows for the three months ended March 31, 2020 and 2019. The condensed balance sheet at December 31, 2019, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 included in the Form 10-K of the Company as filed with the U.S. Securities and Exchange Commission. As described in Note 4, the Company adopted new accounting standards relating to credit losses and cloud computing effective January 1, 2020. The impact of these standards have been described in Note 4.

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

Basis of measurement

These Financial Statements have been prepared on the historical cost convention except for certain financial instruments and certain components of stock-based compensation that are measured at fair value. Historical cost is generally based on the fair value of the consideration given in exchange for assets. The Company’s quarterly tax provision is based upon an estimated annual effective tax rate.

Seasonality

Sales of the Company’s products are driven by consumer and industrial demand for interior construction solutions. The timing of customer’s construction projects can be influenced by a number of factors including the prevailing economic climate and weather.

3. COVID-19

On March 11, 2020, the coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization and has had extraordinary and rapid negative impacts on global societies, workplaces, economies and health systems. The impact of COVID-19 on DIRTT’s business in the near and mid-term is highly uncertain. Stay at home policies in multiple jurisdictions combined with resulting adverse economic conditions are expected to negatively impact construction activity in the near term at the very least, with potential significant negative impacts extending to the end of 2020 and beyond. While many construction sites remain open across North America, certain projects currently underway are experiencing delays, impacted by both the implementation of social distancing and other safety related measures. The timing and pace of economic recovery, or the resumption of construction activity and related demand, is not possible to predict nor its impact on achievement of DIRTT’s business objectives.

Key sources of estimation uncertainty can be found in the Company’s annual consolidated financial statements for the year ended December 31, 2019. The COVID-19 outbreak has increased the complexity of estimates and assumptions used to prepare the interim condensed consolidated financial statements, particularly related the following key sources of estimation uncertainty:

Credit risk

COVID-19 may cause DIRTT’s Distribution Partners to experience liquidity issues and this may result in higher expected credit losses or slower collections. Management estimated the impact at March 31, 2020 of expected credit losses and have increased the provision by $0.6 million (see Note 5). Management will continue to reassess forward looking information and the impact of COVID-19 on Distribution Partners in subsequent periods and the estimation of such credit losses is complex because of limited historical precedent for the current economic situation.

Liquidity risk

The Company may have lower cash flows from operating activities available to service debts due to lower sales or collections. Information about our credit facilities is presented in Note 6.

Impairment

At March 31, 2020, our market capitalization was less than the book value of our equity which is an indicator of impairment. Management compared forecasted undiscounted cash flows to the book values of non-current assets and determined an impairment provision was not required at March 31, 2020. The impact of COVID-19 on DIRTT’s Distribution Partners or the Company’s operations may change cash flows and impact the recoverability of our assets. Furthermore, COVID-19 is a rapidly evolving situation and may have an impact on our ability to accurately use historical sales trends and cash flows to forecast future results leading to additional estimation uncertainty with respect to impairment testing.

Deferred tax assets (“DTA”)

The Company’s ability to generate future taxable income may be impacted by COVID-19 which creates additional uncertainty regarding the recoverability of DTAs. To the extent additional taxable losses are generated, this may present significant unfavorable evidence of recoverability of DTAs and require the Company to recognize valuation allowances against DTA.

4. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments” and the subsequent amendments to the initial guidance issued in April 2019 within ASU No. 2019-04, May 2019 within ASU No. 2019-05 and February 2020 within ASU No. 2020-02 (“ASU 326”). These ASUs replace the incurred loss methodology with an expected loss methodology that is referred to as the Current Expected Credit Loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance and net investments in leases recognized by a lessor in accordance with Topic 842 on Leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting principles generally accepted in the United States of America (“GAAP”). The adoption of this standard did not have a significant impact on the Company, and no adjustment was required to retained earnings as of January 1, 2020 for the cumulative effect of adopting ASC 326.

On January 1, 2020, the Company adopted ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” which amends ASC 350-40, “Intangibles – Goodwill and Other – Internal-Use Software” (“ASU 2018-15”). ASU 2018-15 clarifies that if a company has the contractual right to take possession of the hosted software at any time during the hosting period without incurring a significant penalty and if a company can feasibly run the software on its own hardware or contract with a third party unrelated to the vendor to host the software, the arrangement is not impacted by ASU 2018-15. If both these conditions are not met, ASU 2018-15 deems the hosting arrangement to be a service contract. The capitalization criteria for implementation costs of a service contract are consistent with the requirements of ASC 350-40 and impairment will be assessed consistent with policies applied to long lived assets. However, these capitalized implementation costs will be amortized over the life of the hosting arrangement and will be classified in the balance sheet and statement of operations in the same lines where software license costs are accounted for.

The Company adopted this amendment using the prospective transition approach, and no adjustments were required as a result of adoption.

5. TRADE AND OTHER RECEIVABLES

Accounts receivable are recorded at the invoiced amount, do not require collateral and do not bear interest. The Company estimates an allowance for credit losses using the lifetime expected credit loss at each measurement date taking into account historical credit loss experience as well as forward-looking information in order to establish rates for each class of financial receivable with similar risk characteristics. Adjustments to this estimate are recognized in the statement of operations.

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. The majority of our trade balances are spread over a broad Distribution Partner base, which is geographically dispersed. No Distribution Partner accounts for greater than 10% of revenue. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	March 31, 2020	December 31, 2019
Current	18,729	20,087
Overdue	2,018	2,401

	20,747	22,488
Less: expected credit losses	(741)	(84)

	20,006	22,404
Sales tax receivable	444	402
Income tax receivable	2,715	2,135

	23,165	24,941

Due to the uncertainties associated with the COVID 19 pandemic as well as the disruption to businesses in North America, the overall credit quality of certain receivables has declined at March 31, 2020 compared to January 1, 2020. As a result of this consideration and the Company’s ongoing review of credit quality of receivables, expected credit losses were increased by $0.6 million during the quarter ended March 31, 2020.

6. LONG-TERM DEBT

On July 19, 2019, the Company entered into a C$50.0 million senior secured revolving credit facility with the Royal Bank of Canada (the “RBC Facility”). The RBC Facility has a three-year term and can be extended for up to two additional years at the Company’s option. Interest is calculated at the Canadian or U.S. prime rate with no adjustment, or the bankers’ acceptance rate plus 125 basis points. The RBC Facility is subject to a minimum fixed charge coverage ratio of 1.15:1 and a maximum debt to Adjusted EBITDA ratio of 3.0:1 (earnings before interest, tax, depreciation and amortization, non-cash stock-based compensation, plus or minus extraordinary or unusual non-recurring revenue or expenses). As at March 31, 2020, the RBC Facility was undrawn, the Company was in compliance with all of the covenants of the RBC Facility and the available borrowing base was C$30.0 million.

Subsequent to March 31, 2020, the Company entered into a C$5.0 million equipment leasing facility in Canada and a $16.0 million equipment leasing facility in the United States (the “Leasing Facilities”), which are available for certain expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 3.5%. The U.S. leasing facility is extendible for an additional year.

7. STOCK-BASED COMPENSATION

Stock-based compensation expense

	For the three months ended March 31,
	2020	2019
Stock options	663	6,275
PSUs	(8)	18
DSUs	(194)	154

	461	6,447

Stock Options

For the three months ended March 31, 2020, stock-based compensation expense related to stock options was $0.7 million (2019 – $6.3 million expense). During the three months ended March 31, 2019, the Company accounted for the fair value of outstanding stock options at the end of the reporting period as a liability, with changes in the liability recorded through net income as a stock-based compensation fair value adjustment (“cash-settlement”). On October 9, 2019, following its listing on Nasdaq, the Company ceased cash-settlement of stock options and the associated liability accounting for stock options. For the three months ended March 31, 2019, the Company paid $0.8 million on the surrender of cash settled stock options. The following summarizes options granted, exercised, surrendered, forfeited and expired during the periods:

	Number of options	Weighted average exercise price C$
Outstanding at December 31, 2018	6,858,376	5.88
Surrendered for cash	(819,765)	5.21
Exercised	(1,053)	3.72
Forfeited	(108,191)	5.32
Expired	(2,084)	5.97

Outstanding at March 31, 2019	5,927,283	5.88

Outstanding at December 31, 2019	6,156,652	6.49
Forfeited	(523,549)	6.80

Outstanding at March 31, 2020	5,633,103	6.46
Exercisable at March 31, 2020	2,188,745	6.06

Range of exercise prices of options outstanding at March 31, 2020:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining life	Weighted average exercise price C$	Number exercisable	Weighted average remaining life	Weighted average exercise price C$
C$4.01 – C$5.00	22,537	4.64	4.12	—
C$5.01 – C$6.00	686,811	1.64	5.76	686,811	1.64	5.76
C$6.01 – C$7.00	4,131,512	2.92	6.32	1,501,934	1.94	6.19
C$7.01 – C$8.00	792,243	4.13	7.84	—

Total	5,633,103			2,188,745

Performance share units (“PSUs”)

As at March 31, 2020, there were 197,471 PSUs outstanding (December 31, 2019 – 223,052) accounted for at a value of $0.01 million (December 31, 2019 – $0.02 million) which is included in other long-term liabilities on the balance sheet.

Deferred share units (“DSUs”)

As at March 31, 2020, there were 216,512 DSUs outstanding (December 31, 2019 – 132,597) accounted for at a value of $0.2 million, which is included in current portion of other liabilities on the balance sheet (December 31, 2019 – $0.4 million).

Dilutive instruments

For the three months ended March 31, 2020, 5.6 million stock options (2019 – 5.9 million) were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share.

8. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 9 for the disaggregation of revenue by geographic region.

	For the three months ended March 31,
	2020	2019
Product	35,998	56,949
Transportation	3,995	6,359
Licenses	306	532

Total product revenue	40,299	63,840
Installation and other services	682	1,221

	40,981	65,061

DIRTT sells its products and services pursuant to fixed-price contracts, which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize is based upon agreed contractual terms with the customer and is not subject to variability.

	For the three months ended March 31,
	2020	2019
At a point in time	39,993	63,308
Over time	988	1,753

	40,981	65,061

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

Contract Liabilities

	As at
	March 31, 2020	December 31, 2019	December 31, 2018
Customer deposits	3,590	2,436	6,746
Deferred revenue	1,019	1,131	955

Contract liabilities	4,609	3,567	7,701

Contract liabilities primarily relate to deposits received from customers and deferred revenue from license subscriptions. The balance of contract liabilities was higher as at March 31, 2020 compared to December 31, 2019 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2019 and 2018, respectively, totaling $2.7 million and $6.8 million were recognized as revenue during the year-to-date periods ended March 31, 2020 and 2019, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	The three months ended March 31,
	2020	2019
Commercial	28,274	42,149
Healthcare	5,063	12,914
Government	3,127	4,099
Education	3,529	4,146
License fees from Distribution Partners	306	532

Total product and transportation revenue	40,299	63,840
Installation and other services	682	1,221

	40,981	65,061

9. SEGMENT REPORTING

The Company has one reportable and operating segment and operates in two principal geographic locations – Canada and the United States. Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States, with periodic international projects from North American Distribution Partners. The Company’s revenue from operations from external customers, based on location of operations, and information about its non-current assets, are detailed below.

Revenue from external customers

	For the three months ended March 31,
	2020	2019
Canada	5,986	7,068
U.S.	34,995	57,993

	40,981	65,061

Non-current assets, excluding deferred tax assets

	As at
	March 31, 2020[1]	December 31, 2019[1]
Canada	42,645	47,892
U.S.	28,797	29,286

	71,442	77,178

(1)	Amounts include property, plant and equipment, capitalized software, operating lease right-of-use assets, goodwill and other assets.

10. INCOME TAXES

Stock based compensation expense is not deductible in the calculation of income taxes in Canada. Accordingly, the fair value adjustment recorded during the period ended March 31, 2019 impacted our effective tax rate during that period.

11. COMMITMENTS

As at March 31, 2020, the Company had outstanding purchase obligations of approximately $9.8 million related to inventory and property, plant and equipment purchases. As at March 31, 2020, the Company had undiscounted operating lease liabilities of $22.4 million.

During 2019, the Company entered into a lease agreement with a term of 25 years, expected to commence in the second half of 2020, associated with the construction of a new combined tile and millwork facility in Rock Hill, South Carolina (“South Carolina Plant”). Undiscounted rent obligations associated with this lease are $26.6 million.

During the first quarter of 2020, the Company entered into a lease agreement with a term of 12 years, expected to commence in the second half of 2020, associated with a new DIRTT Experience Center (“DXC”) in Plano, Texas. Undiscounted rent obligations associated with this lease are $6.3 million.

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

We have revised our calculation of Adjusted EBITDA and Adjusted Gross Profit, non-GAAP financial measures, for the presented periods compared to the comparable prior period. For additional information, see “– Non-GAAP Financial Measures – EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2020 and 2019.” and “– Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three Months Ended March 31, 2020 and 2019.”

Summary of Financial Results

•

Revenues for the quarter ended March 31, 2020 were $41.0 million, a decline of $24.1 million or 37% from $65.1 million for the quarter ended March 31, 2019. We believe the decline is principally related to the ongoing effects of disruptions in our sales activity levels stemming from the transitional state of our commercial function as we implement our strategic plan.

•

Gross profit for the quarter ended March 31, 2020 was $11.3 million or 27.6% of revenue, a decline of $12.3 million or 52% from $23.6 million or 36.3% of revenue for the quarter ended March 31, 2019. This reduction was attributable to our decline in revenues and the impact of fixed costs on lower revenues. The first quarter of 2019 includes $1.5 million of costs incurred to mitigate future tile warping.

•

Adjusted Gross Profit (see “– Non-GAAP Measures”) for the quarter ended March 31, 2020 was $15.6 million or 38.0% of revenue, a $10.2 million or 40% decline from $25.8 million or 39.6% of revenue for the quarter ended March 31, 2019 for the above noted reasons. Excluded from Adjusted Gross Profit in 2020 are $2.0 million of overhead costs associated with operating at lower than normal capacity levels, which were charged directly and separately to cost of sales rather than as a cost attributable to production. Between January and April, 2020, we reduced our manufacturing workforce by 25% to bring labor capacity in line with expected ongoing requirements.

•

Net loss for the quarter ended March 31, 2020 was $5.3 million, consistent with $5.3 million for the quarter ended March 31, 2019. Compared to the prior year period, the above noted reduction in gross profit, a $0.8 million increase in litigation costs and a $0.6 million increase in expected credit losses were offset by a $6.0 million reduction in stock based compensation expense, a $2.6 million reduction in reorganization expenditures, a $0.8 million reduction in commission expenses, a $1.3 million recovery of income taxes, a $2.8 million net increase in foreign exchange gains, and other operating expenditure reductions.

•

Adjusted EBITDA (see “– Non-GAAP Measures”) for the quarter ended March 31, 2020 was a $5.5 million loss or (13.4)% of revenue, a decline of $13.2 million from $7.7 million, or 11.9% of revenue, for the quarter ended March 31, 2019 for the above noted reasons. We changed our calculation of Adjusted EBITDA beginning in the fourth quarter of 2019 to exclude the impacts of foreign exchange to improve year-on-year comparability of Adjusted EBITDA.

Outlook

On November 12, 2019, DIRTT unveiled a four-year strategic plan for the Company, based on three key pillars: commercial execution, manufacturing excellence and innovation. This plan lays out a roadmap to transform a founder-led start-up into a professionally managed operating company. Our long-term objective is to scale our operations to profitably capture the significant market opportunity created by driving conversion from conventional construction to DIRTT’s process of modular, prefabricated interiors.

In the first quarter of 2020, we continued our focus on implementing our strategic plan, including the creation of a more comprehensive and effective sales and marketing function. In March, with the onset of the COVID-19 crisis and associated world-wide economic uncertainties, we evaluated cost control initiatives and conducted a thorough assessment of our financial liquidity. In response to the global pandemic, we quickly took the following series of actions:

•

Implemented enhanced safety protocols to protect our employees, including work-from-home policies for our non-factory workforce, plant access restrictions and social distancing measures within our factories and establishment of contingency plans, all as recommended by local and national health authorities.

•	Established a Rapid Healthcare Response Team to develop and market rapid healthcare deployment solutions to meet the immediate and mid-term needs of local and regional health authorities.

•	Commenced evaluation of potential downside operational risk scenarios and development of action plans, including plant labor requirements, supply chain risks and mitigations, and credit risk exposure.

•	Eliminated or deferred uncommitted non-critical or discretionary spending. This includes the deferral of many of our planned sales and marketing hires and our annual Connext tradeshow.

•	Began evaluation of the availability of federal aid programs.

•

Commenced the process to secure incremental access to liquidity, including a covenant holiday on our existing credit facility to October 2020, subject to certain borrowing base calculations, and the establishment of approximately $19.6 million of equipment leasing facilities, of which $7.4 million is expected to be drawn in May.

The impact of COVID-19 on our business in the near and mid-term is uncertain. Stay-at-home policies in multiple jurisdictions combined with the resulting adverse economic conditions are likely to negatively impact commercial construction activity in the near term, with potential significant negative impacts extending to the end of 2020 and beyond. While many construction sites remain open across North America, several DIRTT projects currently underway are experiencing delays, impacted by the implementation of social distancing and other safety-related measures.

The pandemic-related stresses placed upon North American healthcare systems have spurred increased immediate spending but are also expected to drive ongoing mid- and long-term investments in healthcare infrastructure. With our new capabilities in sales and marketing, we were able to develop a Rapid Response Healthcare Solution quickly and increase our visibility substantially with healthcare end users. The relationships initiated during this time of crisis are an important opportunity to nurture in the post pandemic environment and our strategic plan has positioned us to do so.

We are working closely with our Distribution Partners to understand expected activity levels and are monitoring our opportunity pipeline and our daily order entry relative to our plant capacity and labor force requirements. We are also actively working to expand our distribution network, including recently bringing on strong new Distribution Partners, one in Texas and one in Wisconsin. In addition, we have been increasing our activities with general contractors and government agencies to introduce new audiences to DIRTT’s modular solutions.

Average daily orders for the month of April 2020 were slightly lower than the average daily orders experienced in the first quarter of 2020. Consequently, in April, we reduced both our Savannah and Phoenix plants to a single shift and further reduced production headcount in our Calgary plants. As a result of these actions and taking into account the reductions that occurred between January and April, 2020, our plant headcount is approximately 25% lower than that at December 31, 2019, which we believe is right sized for current activity levels. We will continue to evaluate plant capacity within the context of daily order trends, expected revenues and forecasted demand and adjust our labor capacity upwards or downwards accordingly.

In response to the COVID-19 pandemic, both the US and Canadian governments enacted federal aid programs, including both credit support and payroll subsidies. We have determined that the US programs, in their current form, are either not applicable or not beneficial. In Canada, we intend to apply for the Canada Emergency Wage Subsidy; however, there is uncertainty as to whether we qualify under the current enacted legislation due to the exclusion of non-arms length sales to our US subsidiary in the eligibility calculations. Therefore, there can be no assurance that our application will be accepted by the Canadian authorities nor the subsidy received.

As maintaining liquidity through this uncertain period is paramount, we are highly focused on cash conservation and conversion of working capital to cash. This includes an increased focus on accounts receivable collections. Despite this focus, we increased our expected credit losses during the quarter by $0.6 million to reflect increased collection risk related to certain Distribution Partners. In April 2020, we acquired trade credit insurance effective April 1, 2020. Net working capital as at March 31, 2020 was $51.0 million ($58.6 million at December 31, 2019) and included $43.5 million of cash with no debt ($47.2 million with no debt at December 31, 2019).

At the end of the first quarter, we had C$30 million of unused capacity under our revolving credit facility. Subsequent to March 31, 2020, we entered into a 7-year revolving C$5.0 million equipment capital lease facility to fund approximately C$3.8 million of equipment purchases in 2019 and future equipment purchases at an implied lease rate of 4.25%. We also entered into a 5-year $16.0 million equipment capital lease facility to fund equipment purchases for our new South Carolina Plant, including $4.7 million of equipment purchases and deposits made in 2019. The facility is extendible by an additional year at our option and is at an implied lease rate of 3.5%. In addition, we reached an agreement in principle, subject to completion of final documentation, with our lender to provide near-term covenant relief on our existing revolving credit facility, modifying the borrowing base to be based on working capital subject to an aggregate cap of C$50 million including the aforementioned leasing facilities. The covenant relief extends until October 2020, at which point we will seek further relief if necessary.

While we have taken significant measures to reduce COVID-19-related disruption risks within our plants, the pandemic highlights the risk of single plant manufacturing for our tile and millwork solutions. Accordingly, with the establishment of the US equipment leasing facility and the increased liquidity it provides, we expect that commissioning activities for our new, highly automated South Carolina Plant’s chromacoat production line will begin in the second half of 2020. We expect commercial operations to commence in the first half of 2021. With significant automation and the US east coast location, we believe the South Carolina Plant will provide substantial improvements in cost and labor efficiency, material yield and transportation savings. The incremental cash cost of commissioning the South Carolina Plant is approximately $4 million, of which approximately $2 million is expected to be funded with our new capital lease facility and approximately $2 million will be funded with cash on hand. We will defer the millwork component, expected to cost approximately $2 million of the total $18.5 million cost, until later in 2021.

The timing and pace of economic recovery, or the resumption of construction activity and related demand, and its effect on achievement of our long-term strategic plan is not possible to predict at this time. Regardless, we believe that the pandemic is likely to have major impacts on the modern workplace environment. This could lead to a reduction in open office environments and increased demand for social spacing and separation within the workplace. Alternative work arrangements, such as work from home, may become more prevalent. We strongly believe DIRTT’s modular approach to construction, which both provides future flexibility and reduces on-site job labor, will play a meaningful role going forward and that the strategic plan we are implementing positions us to take advantage of opportunities.

Our priorities in this challenging time are straightforward. First and foremost, we believe that we are taking every precaution and making every accommodation required to keep our employees safe. We are taking steps that we believe may facilitate adequate financial liquidity to see us through to a resumption of pre-pandemic business activity. We are managing our costs and investments prudently so that we emerge from this global pandemic a stronger company, including mitigating manufacturing risk and increasing efficiencies with continued focus on lean manufacturing and the commissioning of our new South Carolina Plant. We are also prudently moving ahead with a sales and marketing organization highly focused on execution such that whatever the timing and pace of economic recovery and related demand for our solutions, we are well positioned to capture the significant market opportunities in our sector.

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

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period over period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), the impact of under-utilized capacity on gross profit, tax consequences and stock-based compensation. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA.

In the fourth quarter of 2019, we removed the impact of all foreign exchange from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. We have presented a reconciliation to our prior calculation of Adjusted EBITDA for the quarters presented. Additionally, since the fourth quarter of 2019, we have excluded from Adjusted Gross Profit costs associated with under-utilized capacity. Fixed production overheads are allocated to inventory on the basis of normal capacity of the production facilities. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred.

Reorganization expenses, depreciation and amortization, stock-based compensation expense, and foreign exchange gains and losses are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

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

EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2020 and 2019

The following table presents a reconciliation for the first quarter results of 2020 and 2019 of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	Three months ended March 31,
	2020	2019
	($ in thousands)
Net loss for the period	(5,328)	(5,265)
Add back (deduct):
Interest Expense	35	49
Interest Income	(138)	(54)
Income Tax Recovery	(1,326)	(14)
Depreciation and Amortization	3,132	3,395

EBITDA	(3,625)	(1,889)
Stock-based Compensation Expense	461	6,447
Non-cash Foreign Exchange Gain on Debt Revaluation	—	(211)
Reorganization Expense	—	2,639

Adjusted EBITDA, as previously presented(1)	(3,164)	6,986

Other Foreign Exchange (Gains) Losses	(2,319)	730
Adjusted EBITDA	(5,483)	7,716

Net Loss Margin(2)	(13.0)%	(8.1)%

Adjusted EBITDA Margin, as previously presented(1)	(7.7)%	10.7%

Adjusted EBITDA Margin	(13.4)%	11.9%

(1)	As discussed previously, in prior filings, only foreign exchange movements on debt revaluation was included in Adjusted EBITDA.
(2)	Net loss divided by revenue.

For the three months ended March 31, 2020, Adjusted EBITDA and Adjusted EBITDA Margin decreased to negative $5.5 million and (13.4)% respectively, from $7.7 million and 11.9% in the same period of 2019, respectively. This reflects: a $10.2 million decrease in Adjusted Gross Profit and $2.0 million of costs of underutilized capacity, discussed below; $0.8 million of higher litigation costs in 2020; and $0.6 million increase to our provision for expected credit losses. These reductions in Adjusted EBITDA were partially offset by reductions in variable compensation provisions and other cost reductions. Additionally, in the first quarter of 2019 we incurred $0.7 million of costs related to the listing of our common shares on Nasdaq.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three Months Ended March 31, 2020 and 2019

The following table presents a reconciliation for the three months ended March 31, 2020 and 2019 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended March 31,
	2020	2019
	($ in thousands)
Gross profit	11,315	23,604
Gross profit margin	27.6%	36.3%
Add: Depreciation and amortization expense	2,261	2,180

Adjusted Gross Profit, as previously presented	13,576	25,784
Add: Costs of under-utilized capacity	2,010	—

Adjusted Gross Profit	15,586	25,784

Adjusted Gross Profit Margin, as previously presented	33.1%	39.6%

Adjusted Gross Profit Margin	38.0%	39.6%

Gross profit and gross profit margin decreased to $11.3 million or 27.6% for the three months ended March 31, 2020, from $23.6 million or 36.3% for the three months ended March 31, 2019. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $15.6 million or 38.0% for the three months ended March 31, 2020, from $25.8 million or 39.6% for the three months ended March 31, 2019. The decreases are largely due to reduced fixed cost leverage due to a $24.1 million reduction in revenues and excess labor capacity prior to headcount reductions discussed below. During the fourth quarter of 2019, we determined that we were carrying abnormal excess capacity in our manufacturing facilities as a result of the slowdown in sales and determined certain production overheads should be directly expensed in cost of sales, representing production overheads that were not attributable to production. In the first quarter of 2020, we separately classified $2.0 million as costs related to our under-utilized capacity (5% of gross profit margin) in cost of sales. During the quarter we took steps to manage our excess capacity, including the reduction in staffing by 14%, with a further 12% reduction in April 2020, and the undertaking of planned factory curtailments. The reduction in staffing resulted in a onetime $0.5 million cost for severances, included in cost of sales for the period ended March 31, 2020 with an additional $0.4 million incurred in April. The staffing reductions realigned our capacity with then expected activity levels; however, our fixed costs will affect our Adjusted Gross Profit Margin which we expect to remain below historical percentages until sales improve. Prospectively, we expect our fixed cost of sales to be approximately $6.0 million per quarter, and remaining costs of sales to be approximately 54% of revenues comprising materials which are variable, and labor which is quasi-variable as we match our shifts to order volumes.

In the first quarter of 2020 we commissioned new equipment to prime our medium density fiberboard (“MDF”). The use of primed MDF addressed the tile warping issues that occurred in late 2018 and early 2019 due to higher than expected moisture absorption. Additionally, our costs associated with remediating deficiencies decreased in the current period.

In the first quarter of 2019 we incurred approximately $1.5 million of costs, representing 2.3% of gross profit margin, to mitigate future warping of our tiles. Gross profit was additionally affected by headcount additions that occurred in 2018.

Following the completion of third-party testing in 2019, we determined that timber included in certain projects installed between 2016 and 2019 potentially did not meet the fire-retardant specifications that the projects were sold under. As a result, we recorded an additional $2.5 million liability in the fourth quarter of

2019 and have been contacting customers to determine whether remedial actions are required. We continue to evaluate solutions which, if successful, could significantly reduce the associated liability. During the quarter ended March 31, 2020, we incurred $0.1 million of costs associated with remediating previously installed timber projects, which were recorded against the liability.

Results of Operations

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

	Three months ended March 31,
	2020	2019
	($ in thousands)
Revenue	40,981	65,061
Gross Profit	11,315	23,604
Gross Profit Margin	27.6%	36.3%
Operating Expenses
Sales and Marketing	7,408	7,787
General and Administrative	7,825	6,897
Operations Support	2,532	2,482
Technology and Development	2,165	2,117
Stock-based Compensation	461	6,447
Reorganization	—	2,639

Total Operating Expenses	20,391	28,369

Operating Income (Loss)	(9,076)	(4,765)

Operating Margin	(22.1)%	(7.3)%

Revenue

Revenue reflects sales to our Distribution Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	Three months ended March 31,
	2020	2019
	($ in thousands)
Product	35,998	56,949
Transportation	3,995	6,359
Licenses	306	532

Total product revenue	40,299	63,840

Installation and other services	682	1,221

	40,981	65,061

Revenue decreased in the three months ended March 31, 2020 by $24.1 million or 37% compared to the same period of 2019. Revenue decreased due to several factors as discussed above in “– Summary of Financial Results” and “– Outlook”. We have been subject to a disruption in sales activity levels particularly as it relates to larger projects, as discussed below, beginning in 2018 and carrying through the current quarter. This disruption stems from the distraction of significant management changes during 2018 on a long sales cycle combined with the immature and transitional state of our sales and marketing function, which limited our ability to take advantage of growth opportunities in our market. Due to the long sales cycle, particularly for larger projects which can be two years or more, this had a corresponding negative effect on our revenue, especially in the last half of 2019 and continuing into 2020. This effect has lasted longer than we had anticipated. We are in the process of making substantial improvements to our commercial function, as outlined in our strategic plan, including building an appropriate organizational structure, improving the effectiveness of our existing sales force, attracting new sales talent, establishing strategic marketing and lead generation functions, as well as expanding and better supporting our Distribution Partner network. While we believe these actions are critical to driving long-term, sustainable growth, these actions did not have a measurable effect on the current quarter revenues.

Installation and other services revenue of $0.7 million for the three months ended March 31, 2020 was $0.5 million lower than the same period in 2019. The changes in installation revenue are primarily due to the timing of projects. Except in limited circumstances, our Distribution Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Distribution Partner network to expand our market penetration and ensure best practices are shared across local markets. At March 31, 2020 we had 78 Distribution Partners, servicing 93 locations. We recently added a Distribution Partner in Dallas, Texas, and a Distribution Partner with locations in eastern Wisconsin, and terminated two underperforming partners. Our clients, as serviced primarily through our Distribution Partners, exist within a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology and hospitality.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market:

	Three months ended March 31,
	2020	2019
	($ in thousands)
Commercial	28,274	42,149
Healthcare	5,063	12,914
Government	3,127	4,099
Education	3,529	4,146
Licenses	306	532

Total product and transportation revenue	40,299	63,840

Installation and other services	682	1,221

	40,981	65,061

Revenue decreased by 37% in the three months ended March 31, 2020 over the same period in 2019 and was driven primarily by decreased commercial sales which reflects the disruption in sales activity levels noted above and the completion of a major project that was not replaced. Decreased healthcare sales reflect the completion of several major healthcare projects that were not replaced in 2020 and decreased government sales, which was mainly due to the timing of certain projects.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States, with periodic international projects from North American Distribution Partners. The following table presents our first quarter revenue dispersion by geography:

	Three months ended March 31,
	2020	2019
	($ in thousands)
Canada	5,986	7,068
U.S.	34,995	57,993

	40,981	65,061

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.4 million to $7.4 million for the three months ended March 31, 2020, from $7.8 million for the three months ended March 31, 2019. The decrease was largely related to a reduction in commission expense for the three months ended March 31, 2020 on lower revenues.

Our sales and marketing efforts continue to focus on establishing the appropriate sales organization and personnel, significantly improving our marketing approach and driving returns on sales and marketing expenditures, as outlined in our strategic plan. However, in light of uncertainty caused by the COVID-19 pandemic, we are currently evaluating the timing of planned increases to our commercial organizational headcount, prioritizing critical hires that are necessary to continue to advance our overall strategy, including the implementation of necessary systems and tools while ensuring appropriate cost control and cash conservation.

General and Administrative Expenses

General and administrative expenses (“G&A”) increased $0.9 million to $7.8 million for the three months ended March 31, 2020 from $6.9 million for the three months ended March 31, 2019. In the first quarter of 2020, we incurred higher professional fees of $0.8 million due to ongoing litigation matters. Additionally, in the first quarter of 2020 we recorded expected credit losses of $0.6 million against our accounts receivable balance.

These increases were offset by lower variable compensation provisions in the current quarter. Further, in the first quarter of 2019 we incurred $0.7 million of professional fees related to the listing of our common shares on Nasdaq.

Operations Support Expenses

Operations support expenditures include the fixed costs associated with delivery and project management of DIRTT solutions. Operations support expenses of $2.5 million in the first three months of 2020 were consistent with the prior year period. In the first quarter of 2019 we incurred $0.3 million of consulting costs to assist with the rectification of the tile warping issue. Decreases in consulting costs were offset by increases in personnel costs due to increased headcount to better support project execution and support of our Distribution Partners.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses increased by $0.1 million to $2.2 million for the three months ended March 31, 2020, compared to $2.1 million for the three months ended March 31, 2019. These increases are due to an increase in headcount offset by a $0.5 million increase in capitalized software development costs for the three months ended March 31, 2020. During the first quarter of 2019, a higher proportion of activity was related to business process improvements that were not eligible for capitalization.

Stock-Based Compensation

In the third quarter of 2018, we determined that we no longer qualified as a Foreign Private Issuer (“FPI”) under the rules of the SEC. To minimize any undue effects on employees, our board of directors approved the availability of a cash surrender feature for certain options, including options issued under our Amended and Restated Incentive Stock Option Plan (“Option Plan”), until such time as we requalified as a FPI or we registered our common shares with the SEC. Accordingly, we accounted for the fair value of outstanding stock options at the end of March 31, 2019 as a liability, with changes in the liability recorded through net income as a stock-based compensation fair value adjustment. On October 9, 2019, we ceased allowing cash surrender of options and returned to equity accounting under the Option Plan without quarterly fair value adjustments at that date.

Stock-based compensation expense for the three months ended March 31, 2020 was $0.5 million, compared to $6.5 million for the same period of 2019. Stock-based compensation for the first quarter of 2019 included a $5.7 million fair value adjustment on cash settled stock options, as explained above.

Reorganization Expenses

In the first quarter of 2019, we incurred $2.6 million of reorganization expenses, including severance payments and related legal and consulting costs associated with management and organizational changes. We do not consider current period severances related to our plant workforce to be reorganization in nature.

Income Tax

The provision for income taxes is comprised of federal, state, provincial and foreign taxes based on pre-tax income. Income tax recovery for the three months ended March 31, 2020 was $1.3 million, compared to a $0.01 million recovery for the same period of 2019. As at March 31, 2020, we had C$41.4 million of loss carry-forwards in Canada and none in the United States. These loss carry-forwards will begin to expire in 2030.

Net Loss

Net loss was $5.3 million or $0.06 net loss per share in the first quarter of 2020, consistent with a net loss of $5.3 million or $0.06 net loss per share for the first quarter of 2019. The loss remained flat as a result of changes in gross profit and operating expenses as described above, offset by increased foreign exchange gains and income tax recoveries. Net loss for the three months ended March 31, 2019 included $6.4 million of stock-based compensation expense and $2.6 million of reorganization expenses, compared to $0.5 million and $nil, respectively, in the same period of 2020.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2020 totaled $43.5 million, a decrease of $3.6 million from December 31, 2019. In July 2019, we entered into a C$50.0 million revolving credit facility with the Royal Bank of Canada (the “RBC Facility”). Draw-downs under the RBC Facility are available in both Canadian and U.S. dollars. We currently have C$30.0 million available under the RBC Facility as amounts available under the RBC Facility are limited to three times our twelve-month trailing Adjusted EBITDA, excluding certain non-recurring items. As a result of our decline in revenues, discussed previously, and the potential impact of the COVID-19 pandemic on our outlook, we have reached an agreement in principle, subject to completion of final documentation, to allow a six-month covenant holiday from the Royal Bank of Canada, which amends our borrowing base to 75% of eligible accounts receivable and 25% of inventory, subject to an aggregate limit of C$50.0 million including amounts borrowed under leasing facilities. Subsequent to March 31, 2020, we entered into a C$5.0 million equipment leasing facility in Canada and a $16.0 million equipment leasing facility in the United States, of which we expect to utilize $7.4 million in May 2020 related to expenditures already incurred. These facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 3.5%. The U.S. leasing facility is extendible for an additional year.

In light of the uncertainty caused by the near and potential mid-term impacts of COVID-19, we have evaluated multiple downside scenarios and have implemented cost control and expenditure management processes. Based on these analyses and the implementation of these spending control processes, we believe that existing cash and cash equivalents combined with increased liquidity from the aforementioned leasing facility should, except in very extreme cases, be sufficient to support ongoing working capital and capital expenditure requirements for at least the next twelve months.

A prolonged and complete cessation of or sustained significant decrease in North American construction activities or a sustained economic depression and its adverse impacts on customer demand could adversely affect our liquidity. To the extent that existing cash and cash equivalents and increased liquidity from the aforementioned facilities are not sufficient to fund future activities, we may seek to raise additional funds through equity or debt financings. If additional funds are raised through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities or contain instruments that may be dilutive to our existing shareholders. Any additional equity or debt financing may be dilutive to our existing shareholders.

Since our inception, we have financed operations primarily through cash flows from operations, long-term debt, and the sale of equity securities. Over the past three years, we have funded our operations and capital expenditures through a combination of cashflow from operations and cash on hand. We had no amounts outstanding under the RBC Facility as of March 31, 2020.

The following table summarizes our consolidated cash flows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	($ in thousands)
Cash flows (used in) provided by operating activities	(760)	7,400
Cash used in investing activities	(2,455)	(2,104)
Cash used in financing activities	—	(5,556)
Effect of foreign exchange on cash and cash equivalents	(499)	907

Net (decrease) increase in cash and cash equivalents	(3,714)	647
Cash and cash equivalents, beginning of period	47,174	53,412

Cash and cash equivalents, end of period	43,460	54,059

Operating Activities

Net cash flows used in operating activities was $0.8 million for the first three months of 2020 compared to $7.4 million net cash flows provided by operating activities in the first three months of 2019. The decrease in cash flows from operations is largely due to a decrease in revenues and a reduction in accounts receivable collections offset by increases in trade accounts payable, customer deposits and deferred revenue.

Investing Activities

We invested $1.7 million in property, plant and equipment during the three months ended March 31, 2020, compared to $1.4 million during the three months ended March 31, 2019. We invested $1.0 million on capitalized software during the three months ended March 31, 2020, as compared to $0.5 million in the three months ended March 31, 2019. The increase is due to the current mix of projects undertaken by the Company and included a higher portion of efforts eligible for capitalization compared to the first quarter of 2019 in which projects were related to business process improvements that were not eligible for capitalization.

Financing Activities

For the three months ended March 31, 2020, no cash was used in or provided by financing activities. Cash used in financing activities for the three months ended March 31, 2019 was $5.6 million. We repaid the balance of $5.6 million on long-term debt outstanding and related interest during the first quarter of 2019.

We currently expect to fund anticipated future investments through the combination of available cash and equipment leasing facilities. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we may deem appropriate. In the future, we may also use debt or pursue equity financing depending on the Company’s share price, interest rates, and nature of the investment opportunity and economic climate.

Credit Facility

At March 31, 2020, we had no amounts drawn on our RBC Facility, and we were in compliance with all covenants thereunder. We currently have C$30.0 million available under the RBC Facility as amounts available under the RBC Facility are limited to three times our twelve-month trailing Adjusted EBITDA, excluding certain non-recurring items. As a result of our decline in revenues, discussed previously, and the potential impact of the COVID-19 pandemic on our outlook, we have reached an agreement in principle, subject to completion of final documentation, to allow a six-month covenant holiday from the Royal Bank of Canada, which amends our borrowing base to 75% of eligible accounts receivable and 25% of inventory, subject to an aggregate limit of C$50.0 million including amounts borrowed under leasing facilities. Subsequent to March 31, 2020, we entered into a C$5.0 million equipment leasing facility in Canada and a $16.0 million equipment leasing facility in the United States, of which we expect to utilize $7.4 million in May 2020 related to expenditures already incurred. These facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 3.5%. The U.S. leasing facility is extendible for an additional year.

On July 19, 2019, we entered into the RBC Facility, a C$50.0 million senior secured revolving credit facility with the Royal Bank of Canada. The RBC Facility has a three-year term and can be extended for up to two additional years at our option. Interest is calculated at the Canadian or U.S. prime rate with no adjustment, or the bankers’ acceptance rate plus 125 basis points. We are required to comply with certain financial covenants under the RBC Facility, including maintaining a minimum fixed charge coverage ratio of 1.15:1 and a maximum debt to Adjusted EBITDA ratio of 3.0:1. We are also required to comply with certain non-financial covenants, including, among other things, covenants restricting our ability to (i) dispose of our property, (ii) enter into certain transactions intended to effect or otherwise permit a material change in our corporate or capital structure, (iii) incur any debt, other than permitted debt, and (iv) permit certain encumbrances on our property.

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

Contractual Obligations

There have been no material changes in our contractual obligations during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K, other than forthcoming additional commitments related to the South Carolina Plant and DXC in Plano, Texas, as described in Note 11, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 4, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report, we adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments”. Adoption of this amendment has impacted the way we determine expected credit loss on trade receivables. The methodology now applied has been explained in the referenced note.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 4, “Adoption of New and Revised Accounting Standards” to our interim condensed consolidated financial statements and “–Significant Accounting Policies and Estimates” in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Credit risk

The overall change and uncertainty in the economy as a result of the COVID-19 pandemic has caused us to increase our expectation of credit losses during the quarter, and additionally, we believe the COVID-19 pandemic has affected the ability of certain Distribution Partners to pay amounts owed or owing to DIRTT due to the impact of local shut-downs on businesses in certain markets. Accordingly, we have increased our provision for expected credit losses by $0.6 million to $0.7 million during the quarter.

Foreign exchange risk

The recent strengthening of the U.S. dollar against the Canadian dollar in March, 2020, resulted in a reduction in Canadian dollar denominated revenues and a reduction in reported operating expenses, as approximately 50% of our expenditures are denominated in Canadian dollars. If the foreign exchange rate moves in the opposite direction it will have a negative impact on our reported results.

Other than the above, there have been no material changes to our market risk exposures since our disclosures in our Annual Report on Form 10-K. For information regarding our exposure to certain market risks, please refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.

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

As required by Rules 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported in our Annual Report on Form 10-K, on December 11, 2019, we filed a federal lawsuit in the U.S. District Court of Utah against Falkbuilt Ltd. (“Falkbuilt”), Falk Mountain States, LLC, Kristy Henderson, and former DIRTT employee Lance Henderson (the “U.S. Defendants”). This action seeks to restrain the defendants from misappropriating DIRTT’s confidential information, trade secrets, business intelligence and customer information, and using that information to advance Falkbuilt’s U.S. businesses to the detriment of DIRTT. On March 12, 2020, the U.S. District Court of Utah issued an order granting DIRTT’s motion for a preliminary injunction to preserve the status quo, which preliminary injunction is binding on the U.S. Defendants and all then-current and future Falkbuilt “Branches” in the United States. The preliminary injunction (i) enjoins the U.S. Defendants and the Falkbuilt “Branches” from using, relying upon, disclosing, disseminating, deleting or disposing of any DIRTT confidential or proprietary information in their possession, custody or control, and (ii) remains in effect until such time as it is modified or vacated by the U.S. District Court of Utah. DIRTT is currently pursuing discovery to enforce the injunction and its claims. On February 5, 2020, Falkbuilt filed its answer to our U.S. claim, together with a counterclaim (which it amended on March 18, 2020) alleging defamation and intentional interference with economic relations. Falkbuilt is seeking damages in excess of $3.0 million, plus punitive damages. DIRTT has moved to dismiss the amended counterclaim. We believe Falkbuilt’s claim is without merit and we intend to defend it vigorously and continue to pursue our legal remedies against the U.S. Defendants.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K, which could materially affect our businesses, financial condition, or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.

The COVID-19 pandemic has negatively affected, and may continue to negatively affect, our operations, including our revenue, expenses, collectability of accounts receivables and other amounts owed, capital expenditures, liquidity, prospects, and overall financial condition. We are subject to risks related to the public health crises such as the global pandemic associated with the coronavirus (COVID-19). In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency. In Canada and the United States, numerous state, local, and provincial jurisdictions, including Alberta, Canada, where our headquarters and a principal manufacturing facility are located, and Phoenix, Arizona and Savannah, Georgia, where our other principal manufacturing facilities are located, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, construction delays and stoppages and cancellation of events, among other effects, thereby negatively affecting our employees, customers, suppliers, Distribution Partners, and offices, among others.

We have responded to the COVID-19 pandemic by, among other things, implementing enhanced safety protocols to protect our employees; commencing an evaluation of potential downside operational risk scenarios and developing action plans; eliminating or deferring uncommitted non-critical or discretionary spending; and commencing the process to secure additional incremental access to liquidity. Due to the shelter-in-place orders in Canada and the United States, we have implemented work-from-home policies for many non-factory employees as well as plant access restrictions and social-distancing measures within our facilities, which may affect productivity and disrupt our business operations, including our ability to maintain operations, financial reporting systems, internal control over financial reporting and disclosure controls and procedures. Shelter-in-place policies in multiple jurisdictions combined with the resulting adverse economic conditions are expected to adversely affect construction activity in the near term, with potential significant adverse effects extending beyond 2020. For example, several projects currently underway are experiencing delay, impacted by both the implementation of social distancing and other safety-related measures. We also believe that the COVID-19 pandemic may have significant influence on future workplace environments, with increasing focus on workplace safety. This could lead to a reduction in open office environments and increased demand for social spacing and separation within the workplace, which may benefit our business. On the other hand, if alternative work arrangements, such as work from home, become more prevalent, demand for our products may decrease. Continued shelter-in-place orders, quarantines, executive orders or related measures to combat the spread of COVID-19, as well as perceived need by individuals to continue such practices, could harm our near- and long-term results of operations and revenue, business and financial condition.

In addition, the COVID-19 outbreak has adversely affected and may continue to adversely affect our plans to grow our business. For example, in light of the uncertainty caused by the COVID-19 pandemic and logistical challenges of hiring and onboarding, we are evaluating our priorities and are phasing the planned increases to our commercial organizational headcount needed to strengthen our sales and marketing efforts to implement our strategic plan. We have also further reduced our manufacturing labor force and have reduced shifts at our manufacturing facilities.

Adverse economic and market conditions could also have a negative effect on others on whom our business depends, such as our suppliers, Distribution Partners, customers, and third-party contractors, which may cause them to fail to meet their obligations to us. Additionally, we are working closely with our Distribution Partners to understand expected activity levels and are actively monitoring our opportunity pipeline and our daily order entry relative to our plant capacity and labor force requirements. However, we believe the COVID-19 pandemic has affected the ability of certain Distribution Partners to pay amounts owed or owing to us due to the impact of local shut-downs on businesses in certain markets. We increased our expected credit losses for the quarter ended March 31, 2020 by $0.6 million to reflect increased collection risk related to certain Distribution Partners. We are also exploring methods to further decrease our credit risk exposure, including implementing trade credit insurance for all sales post March, 2020.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares. Further, a recession or prolonged economic contraction could also harm the business and results of operations of our customers and Distribution Partners, resulting in potential business closures and layoffs of employees. The timing and pace of economic recovery, the resumption of construction activity and related demand, or its effect on achievement of our long-term strategic plan goals is not possible to predict.

The COVID-19 pandemic continues to change rapidly. The extent of the impact of the COVID-19 pandemic or a similar health epidemic on our business and our financial and operational performance is highly uncertain and will depend on future developments, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic; the duration and scope of related federal, state, provincial and local government orders and restrictions; the extent of the impact of the COVID-19 pandemic on the construction market and on our Distribution Partners, customers and suppliers; and our access to capital, all of which are highly uncertain and cannot be predicted at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Amalgamation of DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

3.2	Amended and Restated Bylaw No. 1 of DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

10.1*#	Lease Agreement between Tennyson Campus Owner, LP and DIRTT Environmental Solutions, Inc. dated March 4, 2020

10.2*+	Employment Agreement, dated March 13, 2020, by and between DIRTT Environmental Solutions, Inc. and Charles R. Kraus

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

Exhibit No.	Description

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Compensatory plan or agreement.
#	Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and would likely cause competitive harm to the Company it publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

By:	/s/ Geoffrey D. Krause
Geoffrey D. Krause Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 6, 2020