Form 10-Q
period 2020-06-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2020-07-29
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-39061

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	N/A (IRS Employer Identification No.)

7303 30th Street S.E. Calgary, Alberta, Canada (Address of principal executive offices)	T2C 1N6 (Zip code)

(Registrant’s telephone number, including area code): (403) 723-5000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, without par value	DRTT	The Nasdaq Stock Market LLC

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

The registrant had 84,681,364 common shares outstanding as of July 29, 2020.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the coronavirus (“COVID-19”) pandemic and related economic repercussions and other risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada (the “Annual Report on Form 10-K”), and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•	competition in and changes to the interior construction industry;

•	global economic, political, health and social conditions and financial markets, including those related to pandemics such as the COVID-19 pandemic;

•	the condition and changing trends of the overall construction industry;

•	our reliance on our network of Distribution Partners (as defined herein) for sales, marketing and installation of our solutions;

•	our ability to maintain and manage growth effectively;

•	our ability to introduce new designs, solutions and technology and gain client and market acceptance;

•	loss of our key executives;

•	labor overcapacity or shortages and disruptions in our manufacturing facilities;

•	product liability, product defects and warranty claims brought against us;

•	defects in our designing and manufacturing software;

•	infringement on our patents and other intellectual property;

•	cyber-attacks and other security breaches of our information and technology systems;

•	material fluctuations of commodity prices, including raw materials;

•	shortages of supplies or disruptions in the supply chain of certain key components and materials;

•	our ability to balance capacity within our existing manufacturing facilities;

•	our exposure to currency exchange rates, tax rates and other fluctuations that result from general economic conditions and changes in laws;

•	legal and regulatory proceedings brought against us;

•	the availability of capital or financing on acceptable terms, which may impair our ability to make investments in the business; and

•	other factors and risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K.

These risks are not exhaustive. Because of these risks and other risks and uncertainties, our actual results, performance or achievement, or industry results, may be materially different from the anticipated or estimated results discussed in the forward-looking statements in this Quarterly Report. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the effects of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Our past results of operations are not necessarily indicative of our future results. You should not place undue reliance on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under applicable securities laws. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at
	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	44,626	47,174
Trade and other receivables, net of expected credit losses of $0.7 million at June 30, 2020 and $0.1 million December 31, 2019	21,281	24,941
Inventory	17,651	17,566
Prepaids and other current assets	3,571	3,340

Total Current Assets	87,129	93,021

Property, plant and equipment, net	42,094	41,365
Capitalized software, net	8,073	8,213
Operating lease right-of-use assets, net	18,111	20,661
Deferred tax assets, net	6,073	5,364
Goodwill	1,354	1,421
Other assets	4,989	5,518

Total Assets	167,823	175,563

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	20,458	20,384
Other liabilities	4,071	5,187
Customer deposits and deferred revenue	5,256	3,567
Current portion of lease liabilities	5,136	5,287

Total Current Liabilities	34,921	34,425

Other long-term liabilities	2,277	35
Long-term lease liabilities	13,638	16,116

Total Liabilities	50,836	50,576

SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 84,681,364 issued and outstanding at June 30, 2020 and December 31, 2019	180,639	180,639
Additional paid-in capital	9,274	8,343
Accumulated other comprehensive loss	(21,914)	(18,028)
Accumulated deficit	(51,012)	(45,967)

Total Shareholders’ Equity	116,987	124,987

Total Liabilities and Shareholders’ Equity	167,823	175,563

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited – Stated in thousands of U.S. dollars)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Product revenue	40,765	61,273	81,064	125,113
Service revenue	1,390	2,818	2,072	4,039

Total revenue	42,155	64,091	83,136	129,152

Product cost of sales	26,751	37,102	54,041	77,170
Costs of under-utilized capacity	—	—	2,010	—
Service cost of sales	1,188	2,568	1,554	3,957

Total cost of sales	27,939	39,670	57,605	81,127

Gross profit	14,216	24,421	25,531	48,025

Expenses
Sales and marketing	6,177	9,543	13,585	17,330
General and administrative	6,194	6,856	14,019	13,753
Operations support	2,251	2,870	4,783	5,352
Technology and development	2,082	2,046	4,247	4,163
Stock-based compensation	425	(1,655)	886	4,792
Reorganization	—	—	—	2,639

Total operating expenses	17,129	19,660	37,520	48,029

Operating income (loss)	(2,913)	4,761	(11,989)	(4)

Government subsidies	(4,284)	—	(4,284)	—
Foreign exchange (gain) loss	960	441	(1,359)	960
Interest income	(57)	(38)	(195)	(92)
Interest expense	61	25	96	74

	(3,320)	428	(5,742)	942

Income (loss) before tax	407	4,333	(6,247)	(946)

Income taxes
Current tax expense (recovery)	366	936	(215)	1,088
Deferred tax expense (recovery)	(242)	786	(987)	620

	124	1,722	(1,202)	1,708

Net income (loss)	283	2,611	(5,045)	(2,654)

Income (loss) per share
Basic and diluted income (loss) per share	0.00	0.03	(0.06)	(0.03)

Weighted average number of shares outstanding (in thousands)
Basic	84,681	84,661	84,681	84,661
Diluted	85,094	85,573	84,681	84,661

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Interim Condensed Consolidated Statement of Comprehensive Income (Loss)
Income (loss) for the period	283	2,611	(5,045)	(2,654)
Exchange differences on translation of foreign operations	2,882	1,276	(3,886)	3,372

Comprehensive income (loss) for the period	3,165	3,887	(8,931)	718

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

	Number of		Additional	Accumulated other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	income (loss)	deficit	equity
As at December 31, 2018	84,660,319	180,562	6,615	(22,092)	(41,571)	123,514

Issued on exercise of options	1,053	4	(1)	—	—	3
Stock-based compensation	—	—	(429)	—	—	(429)
Foreign currency translation adjustment	—	—	—	2,096	—	2,096
Net loss for the period	—	—	—	—	(5,265)	(5,265)

As at March 31, 2019	84,661,372	180,566	6,185	(19,996)	(46,836)	119,919

Issued on exercise of options	3,825	13	—	—	—	13
Stock-based compensation	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	1,276	—	1,276
Net income for the period	—	—	—	—	2,611	2,611

As at June 30, 2019	84,665,197	180,579	6,185	(18,720)	(44,225)	123,819

As at December 31, 2019	84,681,364	180,639	8,343	(18,028)	(45,967)	124,987

Stock-based compensation	—	—	663	—	—	663
Foreign currency translation adjustment	—	—	—	(6,768)	—	(6,768)
Net loss for the period	—	—	—	—	(5,328)	(5,328)

As at March 31, 2020	84,681,364	180,639	9,006	(24,796)	(51,295)	113,554

Stock-based compensation	—	—	268	—	—	268
Foreign currency translation adjustment	—	—	—	2,882	—	2,882
Net income for the period	—	—	—	—	283	283

As at June 30, 2020	84,681,364	180,639	9,274	(21,914)	(51,012)	116,987

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Cash flows from operating activities:
Net income (loss) for the period	283	2,611	(5,045)	(2,654)
Adjustments:
Depreciation and amortization	2,761	2,940	5,893	6,335
Stock-based compensation, net of settlements	425	(4,252)	886	1,429
Foreign exchange (gain) loss	958	284	(1,256)	282
(Gain) loss on disposal of property, plant and equipment	(46)	(9)	(46)	53
Deferred income tax expense (recovery)	(242)	786	(987)	620
Changes in operating assets and liabilities:
Trade and other receivables	2,010	8,345	3,446	15,263
Inventory	(671)	1	(636)	440
Prepaid and other current assets	565	343	(332)	42
Other assets	44	(108)	217	4
Trade accounts payable and other liabilities	(4,300)	(4,783)	(2,170)	(6,409)
Lease liabilities	(34)	(102)	(61)	(248)
Customer deposits and deferred revenue	624	1,424	1,708	(276)

Net cash flows provided by operating activities	2,377	7,480	1,617	14,881

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,508)	(1,775)	(6,186)	(3,159)
Capitalized software development expenditures and other asset expenditures	(945)	(1,092)	(1,915)	(1,595)
Recovery of software development expenditures	140	30	215	105
Proceeds on sale of property, plant and equipment	46	11	46	55
Changes in accounts payable related to investing activities	1,305	(140)	1,423	(476)

Net cash flows used in investing activities	(3,962)	(2,966)	(6,417)	(5,070)

Cash flows from financing activities:
Cash received on exercise of options	—	11	—	16
Proceeds received on leasing facilities	2,591	—	2,591	—
Repayment on leasing facilities	(64)	—	(64)	—
Repayment of long-term debt	—	—	—	(5,561)

Net cash flows provided by (used in) financing activities	2,527	11	2,527	(5,545)

Effect of foreign exchange on cash and cash equivalents	224	152	(275)	1,058

Net increase (decrease) in cash and cash equivalents	1,166	4,677	(2,548)	5,324
Cash and cash equivalents, beginning of period	43,460	54,059	47,174	53,412

Cash and cash equivalents, end of period	44,626	58,736	44,626	58,736

Supplemental disclosure of cash flow information:
Interest paid	(61)	(25)	(96)	(74)
Income taxes paid	(58)	(402)	(58)	(450)

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of June 30, 2020, and its results of operations and cash flows for the three and six months ended June 30, 2020 and 2019. The condensed balance sheet at December 31, 2019, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. The Company adopted new accounting standards relating to credit losses and cloud computing effective January 1, 2020. Further information on these standards and the impact on the Company of these standards is described in Note 4.

In these Financial Statements, unless otherwise indicated, all dollar amounts are expressed in United States (“U.S.”) dollars. DIRTT’s financial results are consolidated in Canadian dollars, the Company’s functional currency, and the Company has adopted the U.S. dollar as its reporting currency. All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

Principles of consolidation

The Financial Statements include the accounts of DIRTT and its subsidiaries. All intercompany balances, income and expenses, unrealized gains and losses resulting from intercompany transactions have been eliminated on consolidation.

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

3. COVID-19

On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization and has had extraordinary and rapid negative impacts on global societies, workplaces, economies and health systems. The impact of COVID-19 on DIRTT’s business in the near and mid-term remains uncertain. The resulting adverse economic conditions are expected to negatively impact construction activity in the near term at the very least, with potential significant negative impacts extending to the first half of 2021 and beyond.

While many construction sites remain open and re-opening strategies have been implemented across North America, certain projects currently underway are experiencing delays, impacted by both the implementation of social distancing and other safety related measures and the re-emergence of COVID-19 in certain geographic areas. The timing and pace of economic recovery, or the resumption of construction activity and related demand, is not possible to predict nor its impact on achievement of DIRTT’s business objectives.

Key sources of estimation uncertainty can be found in the Company’s annual consolidated financial statements for the year ended December 31, 2019. COVID-19 has increased the complexity of estimates and assumptions used to prepare the interim condensed consolidated financial statements, particularly related to the following key sources of estimation uncertainty:

Credit risk

COVID-19 may cause DIRTT’s Distribution Partners to experience liquidity issues and this may result in higher expected credit losses or slower collections. Management estimated the impact of expected credit losses and increased the provision by $0.6 million in the first quarter of 2020 (see Note 5). Management will continue to reassess the impact of COVID-19 on Distribution Partners in subsequent periods and the estimation of such credit losses is complex because of limited historical precedent for the current economic situation. In addition, we acquired trade credit insurance effective April 1, 2020.

Liquidity risk

The Company may have lower cash flows from operating activities available to service debts due to lower sales or collections. Information about our credit facilities is presented in Note 6.

Government subsidies

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the Canadian Emergency Wage Subsidy (“CEWS”). As originally implemented, the CEWS provides the Company with a taxable subsidy of up to 75% of wages paid to Canadian employees during the periods extending from March 15, 2020 to June 6, 2020 (subsequently extended to August 29, 2020), provided that certain Canadian-sourced revenues decline by over 15 – 30%, computed generally on the basis of monthly revenues year-over-year during the available periods.

The Company reviews its eligibility for the CEWS for each qualifying period. The Company accounts for such government subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present government subsidies as other income. An optional accounting policy would be to net consideration received with the related expenses on the statement of operations.

Impairment

At June 30, 2020, our market capitalization was less than the book value of our equity which is a potential indicator of impairment. For the first quarter of 2020, management compared forecasted undiscounted cash flows to the book values of non-current assets and determined an impairment provision was not required. At June 30, 2020 management determined an impairment provision was not required as our outlook had improved since our initial assessment and our share price has increased. The impact of COVID-19 on DIRTT’s Distribution Partners or the Company’s operations may change cash flows and impact the recoverability of our assets in the future. Furthermore, COVID-19 and its related economic and social impacts are rapidly evolving and may affect our ability to accurately use historical sales trends and cash flows to forecast future results leading to additional estimation uncertainty with respect to impairment testing.

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At June 30, 2020, approximately 80% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, that have arisen since April 1, 2020. Our trade balances are spread over a broad Distribution Partner base, which is geographically dispersed. No Distribution Partner accounts for greater than 10% of revenue. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	June 30, 2020	December 31, 2019
Current	16,249	20,087
Overdue	777	2,401

	17,026	22,488
Less: expected credit losses	(742)	(84)

	16,284	22,404
Other receivables	64	402
Government subsidies receivable	2,771	—
Income tax receivable	2,162	2,135

	21,281	24,941

Due to the uncertainties associated with the COVID 19 pandemic as well as the disruption to businesses in North America, the overall credit quality of certain receivables declined at March 31, 2020 compared to January 1, 2020. As a result of this consideration and the Company’s ongoing review of the credit quality of receivables, expected credit losses were increased by $0.6 million during the quarter ended March 31, 2020. No further adjustments to our expected credit losses were required at June 30, 2020.

6. LONG-TERM DEBT AND OTHER LIABILITIES

On July 19, 2019, the Company entered into a C$50.0 million senior secured revolving credit facility (the “RBC Facility”) with the Royal Bank of Canada ( “RBC”). The RBC Facility has a three-year term and can be extended for up to two additional years at the Company’s option. Interest is calculated at the Canadian or U.S. prime rate with no adjustment, or the bankers’ acceptance rate plus 125 basis points. The RBC Facility is subject to a minimum fixed charge coverage ratio of 1.15:1 and a maximum debt to Adjusted EBITDA ratio of 3.0:1 (earnings before interest, tax, depreciation and amortization, non-cash stock-based compensation, plus or minus extraordinary or unusual non-recurring revenue or expenses) calculated on a trailing four quarter basis (the “Covenants”).

During the second quarter of 2020, the Company entered into a letter agreement with RBC (the “Letter Agreement”). Under the Letter Agreement, the Covenants are waived for the period April 1 to September 30, 2020 (the “Covenant Holiday Period”). During the Covenant Holiday Period, the Company is able to borrow to a maximum of 75% of eligible accounts receivable and 25% of eligible inventory, less priority payables, subject to an aggregate limit of C$50.0 million including amounts borrowed under Leasing Facilities (as defined herein). During the Covenant Holiday Period the Company is required to maintain a cash balance of $10.0 million if no loans are drawn under the facility, have Adjusted EBITDA of not less than a loss of $7.0 and $16.5 million for the twelve month periods ended June 30 and September 30, 2020, and make capital expenditures of no more than $10.7 million during the Covenant Holiday Period. As at June 30, 2020, the RBC Facility was undrawn and the available borrowing base was $12.8 million. The Company was in compliance with the covenants of the RBC Facility as at June 30, 2020.

During the three months ended June 30, 2020, the Company entered into a C$5.0 million equipment leasing facility in Canada and a $16.0 million equipment leasing facility in the United States (the “Leasing Facilities”), which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 3.5%. The U.S. leasing facility is extendible for an additional year.

As at June 30, 2020, the Company received C$3.6 million ($2.6 million) of cash consideration under the leasing facility in Canada and commenced the lease term for the Canadian equipment expenditures. The associated financial liability is shown on the consolidated balance sheet in other current and other long-term liabilities. The Leasing Facilities are accounted for as finance leases as ownership of the equipment is expected to return to the Company at the end of the lease term. These transactions are not accounted for as a sale of the underlying equipment as the Company continues to control the equipment.

7. STOCK-BASED COMPENSATION

In May 2020, shareholders approved the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (the “2020 LTIP”) at the annual and special meeting of shareholders. The 2020 LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, restricted shares, dividend equivalent rights granted in connection with restricted share units, vested share awards, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2020 LTIP, the sum of (i) 5,850,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Company’s Amended and Restated Incentive Stock Option Plan (the “Stock Option Plan”) that, following May 22, 2020, expire or are cancelled or terminated without having been exercised in full have been reserved for issuance under the 2020 LTIP. As at June 30, 2020, 3,188,123 common shares were available for issuance under the 2020 LTIP.

The Company also maintains the DIRTT Environmental Solutions Ltd. Deferred Share Unit Plan for Non-Employee Directors pursuant to which deferred share units (“DSUs”) are granted to the Company’s non-employee directors.

Prior to the approval of the 2020 LTIP, the Company granted awards of options under the Stock Option Plan and awards of performance share units (“PSUs”) under the DIRTT Environmental Solutions Ltd. Performance Share Unit Plan (the “PSU Plan”). Following the approval of the 2020 LTIP, no further awards will be made under either the Stock Option Plan or the PSU Plan, but both remain in place to govern the terms of any awards that were granted pursuant to such plans and remain outstanding.

Stock-based compensation expense

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Options	226	(1,811)	889	4,463
PSUs	6	61	(2)	79
DSUs	151	95	(43)	250
RSUs	42	—	42	—

	425	(1,655)	886	4,792

Options

During the three and six months ended June 30, 2019, the Company accounted for the fair value of outstanding options at the end of the reporting period as a liability, with changes in the liability recorded through net income as a stock-based compensation fair value adjustment (“cash-settlement”). On October 9, 2019, following its listing on Nasdaq, the Company ceased cash-settlement of options and the associated liability accounting for options. For the three and six months ended June 30, 2019, the Company paid $2.6 million and $3.4 million respectively on the surrender of cash settled options. The following summarizes options granted, exercised, surrendered, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2018	6,858,376	5.88
Granted	1,095,182	7.84
Surrendered for cash	(1,651,008)	5.32
Exercised	(4,878)	3.62
Forfeited	(52,375)	4.90
Expired	(51,291)	4.17

Outstanding at June 30, 2019	6,194,006	6.56

Outstanding at December 31, 2019	6,156,652	6.49
Forfeited	(550,259)	6.79

Outstanding at June 30, 2020	5,606,393	6.46

Exercisable at June 30, 2020	2,435,733	6.25

Range of exercise prices of options outstanding at June 30, 2020:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$4.01 – C$5.00	22,537	4.39	4.12	—
C$5.01 – C$6.00	677,733	1.39	5.76	677,733	1.39	5.76
C$6.01 – C$7.00	4,115,530	2.67	6.32	1,494,310	1.70	6.20
C$7.01 – C$8.00	790,593	3.88	7.84	263,690	3.88	7.84

Total	5,606,393			2,435,733

PSUs

As at June 30, 2020, there were 197,471 PSUs outstanding (December 31, 2019 – 223,052) accounted for at a value of $0.02 million (December 31, 2019 – $0.2 million) which is included in other long-term liabilities on the balance sheet.

DSUs

As at June 30, 2020, there were 290,730 DSUs outstanding (December 31, 2019 – 132,597) accounted for at a value of $0.4 million, which is included in current portion of other liabilities on the balance sheet (December 31, 2019 – $0.4 million).

RSUs

On June 17, 2020, the Company granted 2,578,971 RSUs. Of the RSUs granted, 2,378,971 RSUs have an aggregate time-based vesting period of three years and vest one third every year over a three-year period from the date of grant. At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The fair value of the RSUs was determined to be C$1.89, which was the volume weighted average price of the Company’s common shares on the grant date.

Of the RSUs granted, 200,000 RSUs were granted to an executive with service and performance-based conditions for vesting (the “Performance RSUs”). If the Company’s share price increases to C$3.00 for 20 consecutive trading days within three years of the grant date, then 50% (100,000) of the Performance RSUs will vest at the end of the three-year service period. If the Company’s share price increases to C$4.00 for 20 consecutive trading days within three years of the grant date, 100% (200,000) of the Performance RSUs will vest at the end of the three-year service period. If the Company’s share price increases to C$6.00 for 20 consecutive trading days within three years of the grant date, then 150% (300,000) of the Performance RSUs will vest at the end of the three-year service period. The grant date fair value of the Performance RSUs were valued using the Monte Carlo valuation method and determined to have a weighted average grant date fair value of C$1.70.

Dilutive instruments

For the three and six months ended June 30, 2020, 5.6 million options (2019 – 1.1 million and 4.2 million) and nil and 2.7 million RSUs (2019 – nil) respectively, were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net income (loss) per share.

8. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 9 for the disaggregation of revenue by geographic region.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Product	36,921	54,886	72,919	111,835
Transportation	3,545	5,856	7,540	12,215
License fees from Distribution Partners	299	531	605	1,063

Total product revenue	40,765	61,273	81,064	125,113
Installation and other services	1,390	2,818	2,072	4,039

	42,155	64,091	83,136	129,152

DIRTT sells its products and services pursuant to fixed-price contracts, which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize is based upon agreed contractual terms with the customer and is not subject to variability.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
At a point in time	40,466	60,742	80,459	124,050
Over time	1,689	3,349	2,677	5,102

	42,155	64,091	83,136	129,152

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

Contract Liabilities

	As at
	June 30, 2020	December 31, 2019	December 31, 2018
Customer deposits	4,423	2,436	6,746
Deferred revenue	833	1,131	955

Contract liabilities	5,256	3,567	7,701

Contract liabilities primarily relate to deposits received from customers and deferred revenue from license subscriptions. The balance of contract liabilities was higher as at June 30, 2020 compared to December 31, 2019 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2019 and 2018, respectively, totaling $2.7 million and $7.2 million were recognized as revenue during the year-to-date periods ended June 30, 2020 and 2019, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Commercial	25,096	39,189	53,370	81,338
Healthcare	7,417	10,346	12,480	23,260
Government	3,960	4,313	7,087	8,412
Education	3,993	6,894	7,522	11,040
License fees from Distribution Partners	299	531	605	1,063

Total product and transportation revenue	40,765	61,273	81,064	125,113
Installation and other services	1,390	2,818	2,072	4,039

	42,155	64,091	83,136	129,152

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

Revenue from external customers

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Canada	4,341	8,771	10,327	15,839
U.S.	37,814	55,320	72,809	113,313

	42,155	64,091	83,136	129,152

Non-current assets, excluding deferred tax assets

	As at
	June 30, 2020[1]	December 31, 2019[1]
Canada	43,335	47,892
U.S.	31,286	29,286

	74,621	77,178

(1)	Amounts include property, plant and equipment, capitalized software, operating lease right-of-use assets, goodwill and other assets.

10. INCOME TAXES

Certain stock based compensation expense is not deductible in the calculation of income taxes in Canada. Accordingly, the fair value adjustment recorded during the period ended June 30, 2019 impacted our effective tax rate during that period.

11. COMMITMENTS

As at June 30, 2020, the Company had outstanding purchase obligations of approximately $5.5 million related to inventory and property, plant and equipment purchases. As at June 30, 2020, the Company had undiscounted operating lease liabilities of $21.7 million.

During 2019, the Company entered into a lease agreement with a term of 25 years, expected to commence in the second half of 2020, associated with the construction of a new combined tile and millwork facility in Rock Hill, South Carolina (“South Carolina Plant”). Undiscounted rent obligations associated with this lease are $28.9 million.

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

We have revised our calculation of Adjusted EBITDA and Adjusted Gross Profit, non-GAAP financial measures, for the presented periods compared to the comparable prior periods. For additional information, see “– Non-GAAP Financial Measures – EBITDA and Adjusted EBITDA for the Three and Six Months Ended June 30, 2020 and 2019.” and “– Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Six Months Ended June 30, 2020 and 2019.”

Summary of Financial Results

•

Revenue for the quarter ended June 30, 2020 was $42.2 million, a decline of $21.9 million or 34% from $64.1 million for the quarter ended June 30, 2019. Revenue decreased by 36% to $83.1 million for the six months ended June 30, 2020, compared to $129.2 million for the six months ended June 30, 2019. We believe the decline is principally related to the ongoing effects of disruptions in our sales activity levels stemming from the transitional state of our commercial function as we implement our strategic plan combined with project delays or deferrals due mainly to impacts of the COVID-19 pandemic on construction schedules.

•

Gross profit for the quarter ended June 30, 2020 was $14.2 million or 33.7% of revenue, a decline of $10.2 million or 42% from $24.4 million or 38.1% of revenue for the quarter ended June 30, 2019. Gross profit margin decreased to 30.7% for the six months ended June 30, 2020, compared to 37.2% for the six months ended June 30, 2019. This reduction was attributable to our decline in revenues and the impact of fixed costs on lower revenues and during the three and six month periods ended June 30, 2020, we incurred $0.5 million and $1.0 million of severance costs, respectively, offset by a $1.2 million timber provision reversal in the second quarter of 2020, following the validation of an in situ remediation solution that enabled us to meet certain building code specifications under which certain projects were sold, thereby significantly reducing the prior estimated timber liability. Additionally, the three and six month periods ended June 30, 2019 include $0.5 million and $2.0 million of costs, respectively, incurred to mitigate future tile warping.

•

Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the quarter ended June 30, 2020 was $16.1 million or 38.2% of revenue, a $10.9 million or 40% decline from $27.0 million or 42.1% of revenue for the quarter ended June 30, 2019. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the six months ended June 30, 2020 was $31.7 million or 38.1% of revenue, a $21.1 million or 40% decline from $52.8 million or 40.9% of revenue for the six months ended June 30, 2019. Declines in Adjusted Gross Profit for both periods are for the reasons noted above. Excluded from Adjusted Gross Profit in the six months ended June 30, 2020 are $2.0 million of overhead costs associated with operating at lower than normal capacity levels, which were charged directly and separately to cost of sales rather than as a cost attributable to production. Between January and April, 2020, we reduced our manufacturing workforce by 25% to bring labor capacity in line with current activity levels.

•

Net income for the quarter ended June 30, 2020 was $0.3 million, compared to net income of $2.6 million for the quarter ended June 30, 2019. The decrease in net income is attributable to the above noted reduction in gross profit and a $0.5 million increase in foreign exchange loss, partially offset by a $2.5 million reduction in operating expenses and $4.3 million of government subsidies. The reduction in operating expenses reflects lower commissions on reduced sales activities, the combination of $1.3 million of costs related to our sales and marketing plan and $0.4 million of costs related to the listing of our common shares on Nasdaq in 2019 that did not recur, other cost reductions both deliberate and as a consequence of the pandemic, offset by higher legal costs of $0.9 million and an increase in stock based compensation of $2.1 million.

•

Net loss increased to $5.0 million for the six months ended June 30, 2020 from $2.7 million for the six months ended June 30, 2019. Compared to the prior year period, the increase in net loss is attributable to the above noted reduction in gross profit, partially offset by a $10.5 million reduction in operating costs, government subsidies of $4.3 million, increased foreign exchange gains of $2.3 million and $1.2 million of income tax recoveries.

The reduction in operating expenses reflects lower commissions on reduced sales activities, the combination of $1.3 million of costs related to our sales and marketing plan, $1.1 million related to the listing of our common shares on Nasdaq and $2.6 million of reorganization costs in 2019 that did not recur, other cost reductions both deliberate and as a consequence of the COVID-19 pandemic and a $3.9 million decrease in stock based compensation, offset by higher legal costs of $3.0 million.

•

Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the quarter ended June 30, 2020 was $0.3 million or 0.6% of revenue, a decline of $5.8 million from $6.0 million, or 9.4% of revenue, for the quarter ended June 30, 2019. Adjusted EBITDA for the six months ended June 30, 2020 was a $5.2 million loss or (6.3)% of revenue, a decline of $19.0 million from $13.8 million, or 10.7% of revenue, for the six months ended June 30, 2019. Reductions for the quarter and year-to-date periods were due to the above noted reasons. We changed our calculation of Adjusted EBITDA beginning in the fourth quarter of 2019 to exclude the impacts of foreign exchange to improve year-on-year comparability of Adjusted EBITDA. We also changed our calculation of Adjusted EBITDA beginning in the second quarter of 2020 to exclude the impact of government subsidies.

Outlook

On November 12, 2019, DIRTT unveiled a four-year strategic plan for the Company, based on three key pillars: commercial execution, manufacturing excellence and innovation. This plan laid out a roadmap to transform a founder-led start-up into a professionally managed operating company. Our long-term objective is to scale our operations to profitably capture the significant market opportunity created by driving conversion from conventional construction to DIRTT’s process of modular, prefabricated interiors.

In the second quarter of 2020, the COVID-19 pandemic continued to impact our business, specifically causing job site closures in certain jurisdictions, schedule delays resulting from labor restrictions and supply chain shortages on job sites and project deferrals due to economic uncertainty. Late in the first quarter of 2020 and early in the second quarter of 2020, we took decisive actions to ensure employee safety, to right-size our plant labor capacity and our overall cost structure consistent with current activity levels and to increase our available liquidity. These steps allowed us to continue moving forward with our strategic plan, while re-prioritizing the execution of certain aspects of our commercial strategy to reduce or defer specific costs and capital expenditures while still realizing the majority of the benefits derived from the plan.

Second quarter 2020 revenue of $42.2 million was slightly higher than first quarter 2020 revenue. While construction activity on existing projects has continued, the pace of construction has slowed with new social distancing and infection control requirements constraining onsite labor. As DIRTT projects are typically installed at the later stage of the construction process, these job site delays impacted our second quarter results, although the exact amount is difficult to quantify given our short lead times. We estimate approximately $3.7 million of projects that we were confident of second quarter delivery at March 15 were deferred to future quarters in addition to opportunities that we believe would normally have come to fruition that were delayed or deferred, the amount of which is not possible to quantify. These delays are expected to continue to impact us through the remainder of 2020 as the industry adjusts to the COVID-19 pandemic and the exact timing of the completion of these projects is uncertain.

We believe that the long-term impacts of the COVID-19 pandemic on our business have the potential to be positive, accelerating the shift to modular construction and DIRTT’s product suite. Forced reductions in onsite labor due to social distancing may adversely impact construction schedules and cost, accelerating the trend towards offsite manufacturing and consolidation of subtrade activities. Additionally, increased focus on infection control and risk mitigation in the office environment has the potential to require reduced density, increased use of private offices and other separation strategies all of which could increase the per square foot content of DIRTT solutions. At the same time, work environments will need to evolve with the circumstances potentially increasing demand for the flexibility inherent in the modular aspect of DIRTT’s offerings. We would anticipate all these factors to favorably affect our healthcare and education clients, in addition to commercial clients.

The realization of any potential benefits is uncertain and we caution that the near and mid-term impacts of COVID-19 remain highly uncertain and regionally dependent. While the re-opening of economies has commenced in many jurisdictions, the resurgence in infection rates could delay or even reverse these re-opening activities, adversely affecting interior construction activity. Our customers are taking a measured approach to modifying their offices in reaction to COVID-19, therefore any potential positive impact on our sales would be anticipated to follow that modulated timing. In addition, COVID-19 has had a negative financial impact on many healthcare organizations, potentially materially reducing their construction budgets for new facilities and facility renovations. It has also caused a pause in some building programs as healthcare providers re-examine their patient delivery models and the impact on their physical space. Educational institutions are also facing budget challenges. Finally, a decline in overall commercial construction activity from a general economic contraction could negatively impact our sales.

As the timing and pace of economic recovery and the fulsome effect of COVID-19 on the economy remains uncertain, we are actively managing our cost base. We have benefited from both deliberate cost reductions as well as deferrals that are a direct result of travel and other such shelter in place restrictions. As economies begin to reopen, we expect that we will begin to incur travel and entertainment expenditures as in-person sales activities resume, although the timing and amount of which is indeterminable at this time.

Within the commercial function, we continued to broaden our Distribution Partner network, and welcomed five new Distribution Partners in the United States since our last reporting date, one in each of our west, south and north east regions and two in the central region, and have ended our relationships with three underperforming Distribution Partners. In an innovative response to travel restrictions, we successfully onboarded these Distribution Partners via virtual training programs. We hosted several virtual client tours of DIRTT in June and expect to leverage these tours aggressively within the sales organization in the months to come. In Chicago, construction of our DIRTT Experience Center continued and we anticipate that it will be ready for in-person client tours, with enhanced safety protocols, in the third quarter of 2020.

From a systems perspective, we successfully rolled out phase one of our Client Relationship Management System which coincides with the launch of DIRTT’s first ever comprehensive strategic marketing campaign, “Make space for possibilitiesTM”. This campaign seeks to demonstrate how DIRTT solutions meet the evolving needs of individuals, teams and organizations seeking greater adaptability within their workplaces and real estate portfolios. We remain on schedule to deliver a total cost of ownership tool, which is expected to go live in the fourth quarter of 2020. These initiatives are expected to significantly enhance our sales efforts by demonstrating to potential end-customers DIRTT’s value proposition relative to conventional construction.

Within our manufacturing operations, our safety culture is now well ingrained resulting in a recordable incident rate for the first half of the year below 1.0 and more than 75% below industry standards. The next stage of improvement is focused on driving sustained quality improvements. We are pleased to note that we have seen continued improvements in quality and, in the second quarter of 2020, all of our plants exceeded their performance goals of a 50% reduction in deficiencies relative to 2019. We are now embarking on the process of improving the efficiency and cost effectiveness of our manufacturing operations. In the second quarter of 2020, we successfully piloted one-piece flow manufacturing in our Savannah factory which achieved significant efficiency improvements in our aluminum frame manufacturing process. We are now expanding these processes to our other plants. We are also in the process of implementing improvements within our supply chain and procurement processes and the benefits are expected to be realized over time as lower cost material flows through our raw material inventory.

At our South Carolina Plant, construction of the base building is largely complete and in July 2020 we received our first shipment of equipment. We expect to receive the balance of the equipment in the second half of 2020 and are on track for commissioning for this facility in the first half of 2021.

Our focus on liquidity and cash preservation has been effective. In the second quarter, we completed the definitive documentation for our previously announced six-month covenant holiday on our credit facility and drew C$3.6 million ($2.6 million) of the Canadian leasing facility to fund 2019 Canadian equipment purchases. In the event activity levels remain at current levels, we will likely seek an extension to the covenant holiday or replace our facility with an asset backed facility. The U.S. leasing facility will be used to fund the equipment purchases for our new South Carolina Plant, with funding of the equipment, including $4.7 million of deposits paid in 2019, now expected in the late third and fourth quarter when the equipment is delivered and accepted on site. We also qualified for an approximately $4.3 million taxable wage subsidy under the Canadian Emergency Wage Subsidy program from the Canadian government for the April to June period. Of this amount, $1.6 million was received in June with the balance expected to be received in the third quarter. As a result, we finished the second quarter with net working capital of $52.2 million, including cash balances of $44.6 million, compared to $51.0 million of net working capital including $43.5 million of cash at March 31, 2020.

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

In the fourth quarter of 2019, we removed the impact of all foreign exchange from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. We have presented a reconciliation to our prior calculation of Adjusted EBITDA for the quarters presented. Additionally, since the fourth quarter of 2019, we have excluded from Adjusted Gross Profit costs associated with under-utilized capacity. Fixed production overheads are allocated to inventory on the basis of normal capacity of the production facilities. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred. In the second quarter of 2020, we also removed the impact of government subsidies from Adjusted EBITDA.

Reorganization expenses, government subsidies, depreciation and amortization, stock-based compensation expense, and foreign exchange gains and losses are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

The following non-GAAP financial measures are presented in this Quarterly Report, and a description of the calculation for each measure is included.

Adjusted Gross Profit, as previously presented	Gross profit before deductions for depreciation and amortization

Adjusted Gross Profit	Gross profit before deductions for costs of under-utilized capacity, depreciation and amortization

Adjusted Gross Profit Margin	Adjusted Gross Profit divided by revenue

EBITDA	Net income before interest, taxes, depreciation and amortization

Adjusted EBITDA, as previously presented	EBITDA adjusted for non-cash foreign exchange gains or losses on debt revaluation; impairment expenses; stock-based compensation expense; reorganization expenses; and any other non-core gains or losses

Adjusted EBITDA	EBITDA adjusted for foreign exchange gains or losses; impairment expenses; stock-based compensation expense; government subsidies; reorganization expenses; and any other non-core gains or losses

Adjusted EBITDA Margin	Adjusted EBITDA divided by revenue

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

EBITDA and Adjusted EBITDA for the Three and Six Months Ended June 30, 2020 and 2019

The following table presents a reconciliation for the second quarter year-to-date results of 2020 and 2019 of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Net income (loss) for the period	283	2,611	(5,045)	(2,654)
Add back (deduct):
Interest Expense	61	25	96	74
Interest Income	(57)	(38)	(195)	(92)
Income Tax Recovery	124	1,722	(1,202)	1,708
Depreciation and Amortization	2,761	2,940	5,893	6,335

EBITDA	3,172	7,260	(453)	5,371
Stock-based Compensation Expense	425	(1,655)	886	4,792
Non-cash Foreign Exchange Gain on Debt Revaluation	—	—	—	(211)
Government Subsidies	(4,284)	—	(4,284)	—
Reorganization Expense	—	—	—	2,639

Adjusted EBITDA, as previously presented(1)	(687)	5,605	(3,851)	12,591

Other Foreign Exchange (Gains) Losses	960	441	(1,359)	1,171

Adjusted EBITDA	273	6,046	(5,210)	13,762

Net Income (Loss) Margin(2)	0.7%	4.1%	(6.1%)	(2.1%)

Adjusted EBITDA Margin, as previously presented(1)	(1.6%)	8.7%	(4.6%)	9.7%

Adjusted EBITDA Margin	0.6%	9.4%	(6.3%)	10.7%

(1)	As discussed previously, in prior filings, only foreign exchange movements on debt revaluation was included in Adjusted EBITDA.
(2)	Net income (loss) divided by revenue.

For the three months ended June 30, 2020, Adjusted EBITDA and Adjusted EBITDA Margin decreased to $0.3 million and 0.6% from $6.0 million and 9.4% in the same period of 2019. This reflects a $10.9 million decrease in Adjusted Gross Profit and $0.9 million of higher legal costs in 2020. These reductions in Adjusted EBITDA were partially offset by reduced commissions on lower revenues and decreased spending on travel, meals and entertainment, including tradeshows due to COVID-19 related reductions as well as cost reduction initiatives. In 2019 we incurred $1.3 million of consulting costs incurred for our sales and marketing plan and $0.4 million of costs related to the listing of the Company’s common shares on Nasdaq in 2019 that did not recur in 2020.

For the six months ended June 30, 2020, Adjusted EBITDA and Adjusted EBITDA Margin decreased to a $5.2 million loss and (6.3)% from $13.8 million and 10.7% in the same period of 2019. This decrease reflects a $19.0 million decrease in Adjusted Gross Profit and $2.0 million of costs of underutilized capacity, discussed below, $3.0 million of higher legal costs in 2020 and a $0.6 million increase to our provision for expected credit losses. These decreases were partially offset by lower commissions, and reduced travel, meals and entertainment, including tradeshows due to COVID-19 related reductions as well as cost reduction initiatives. In 2019 we incurred $1.3 million related to third party sales and marketing consulting fees and $1.1 million related to listing the Company’s common shares on Nasdaq that did not recur in 2020.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Six Months Ended June 30, 2020 and 2019

The following table presents a reconciliation for the three and six months ended June 30, 2020 and 2019 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Gross profit	14,216	24,421	25,531	48,025
Gross profit margin	33.7%	38.1%	30.7%	37.2%
Add: Depreciation and amortization expense	1,908	2,559	4,169	4,739

Adjusted Gross Profit, as previously presented	16,124	26,980	29,700	52,764
Add: Costs of under-utilized capacity	—	—	2,010	—

Adjusted Gross Profit	16,124	26,980	31,710	52,764

Adjusted Gross Profit Margin, as previously presented	38.2%	42.1%	35.7%	40.9%

Adjusted Gross Profit Margin	38.2%	42.1%	38.1%	40.9%

Gross profit and gross profit margin decreased to $14.2 million or 33.7% for the three months ended June 30, 2020, from $24.4 million or 38.1% for the three months ended June 30, 2019. Gross profit and gross profit margin decreased to $25.5 million or 30.7% for the six months ended June 30, 2020, from $48.0 million or 37.2% for the six months ended June 30, 2019. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $16.1 million or 38.2% for the three months ended June 30, 2020, from $27.0 million or 42.1% for the three months ended June 30, 2019. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $31.7 million or 38.1% for the six months ended June 30, 2020, from $52.8 million or 40.9% for the six months ended June 30, 2019. The decreases are largely due to reduced fixed cost leverage due to reductions in revenues and excess labor capacity prior to headcount reductions discussed below combined with approximately $0.5 million and $1.0 million of related severance costs in the second quarter and year to date periods of 2020, respectively.

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

Following the completion of third-party testing in 2019, we determined that timber included in certain projects installed between 2016 and 2019 potentially did not meet the fire-retardant specifications under which the projects were sold. As a result, we recorded a $2.5 million provision in the fourth quarter of 2019 and have been contacting customers to determine whether remedial actions are required. In the second quarter of 2020, we identified and validated an in-situ solution that we believe will meet the fire-retardant specification under which the projects were sold. As a result, we have reduced the associated provision to $1.2 million which represents expected costs to prepare impacted sites and apply the in-situ solution. During the six months ended June 30, 2020, we incurred $0.1 million of costs associated with remediating previously installed timber projects, which were recorded against the provision.

In the first six months of 2019 we incurred approximately $2.0 million of costs, representing 1.6% of gross profit margin, to mitigate future warping of our tiles. In the first quarter of 2020 we commissioned new equipment to prime our medium density fiberboard (“MDF”). The use of primed MDF addressed the tile warping issues that occurred in late 2018 and early 2019 due to higher than expected moisture absorption. Additionally, our costs associated with remediating deficiencies decreased in the first half of 2020.

Results of Operations

Three and Six Months Ended June 30, 2020, Compared to Three and Six Months Ended June 30, 2019

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Revenue	42,155	64,091	83,136	129,152
Gross Profit	14,216	24,421	25,531	48,025
Gross Profit Margin	33.7%	38.1%	30.7%	37.2%
Operating Expenses
Sales and Marketing	6,177	9,543	13,585	17,330
General and Administrative	6,194	6,856	14,019	13,753
Operations Support	2,251	2,870	4,783	5,352
Technology and Development	2,082	2,046	4,247	4,163
Stock-based Compensation	425	(1,655)	886	4,792
Reorganization	—	—	—	2,639

Total Operating Expenses	17,129	19,660	37,520	48,029

Operating Income (Loss)	(2,913)	4,761	(11,989)	(4)

Operating Margin	(6.9%)	7.4%	(14.4%)	0.0%

Revenue

Revenue reflects sales to our Distribution Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Product	36,921	54,886	72,919	111,835
Transportation	3,545	5,856	7,540	12,215
License fees from Distribution Partners	299	531	605	1,063

Total product revenue	40,765	61,273	81,064	125,113

Installation and other services	1,390	2,818	2,072	4,039

	42,155	64,091	83,136	129,152

Revenue decreased in the three and six months ended June 30, 2020 by $21.9 million and $46.1 million or 34% and 36% respectively compared to the same periods of 2019. Revenue decreased due to several factors as discussed above in “– Summary of Financial Results” and “– Outlook”. We have been subject to a disruption in sales activity levels particularly as it relates to larger projects, as discussed below, beginning in 2018 and carrying through the current quarter. This disruption stems from the distraction of significant management changes during 2018 on a long sales cycle combined with the immature and transitional state of our sales and marketing function, which limited our ability to take advantage of growth opportunities in our market. Due to the long sales cycle, particularly for larger projects which can be two years or more, this had a corresponding negative effect on our revenue, especially in the last half of 2019 and continuing into the first half of 2020. This effect has lasted longer than we had anticipated. We are in the process of making substantial improvements to our commercial function, as outlined in our strategic plan, including building an appropriate organizational structure, improving the effectiveness of our existing sales force, attracting new sales talent, establishing strategic marketing and lead generation functions, as well as expanding and better supporting our Distribution Partner network. While we believe these actions are critical to driving long-term, sustainable growth, these actions did not have a measurable effect on 2020 revenues to date.

Our revenues were also impacted by the COVID-19 pandemic. We estimate approximately $3.7 million of projects that we were highly confident of second quarter delivery at March 15 were deferred to future quarters in addition to opportunities that would normally have come to fruition that were delayed or deferred, the amount of which is not possible to quantify. These project delays were primarily a result of construction site restrictions imposed by local regulatory authorities, including the effects of social distancing measures. It is uncertain when these projects will be delivered and it is highly likely that future projects will also experience similar delays as the pandemic runs its course. While we have not experienced any material cancellations of projects that were underway, it is uncertain as to the impact of the pandemic on future projects that are either in the planning or conceptual stage. See “Risk Factors”.

Installation and other services revenue decreased $1.4 million for the three months ended June 30, 2020 compared to the same period in 2019 and decreased $2.0 million for the six months ended June 30, 2020 compared to the same period in 2019. The changes in installation revenue are primarily due to the timing of projects and overall sales activity, including the impacts of the COVID-19 pandemic. Except in limited circumstances, our Distribution Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Distribution Partner network to expand our market penetration and ensure best practices are shared across local markets. We currently have 80 Distribution Partners, servicing multiple locations. We recently added five Distribution Partners, one in each of the west, south and north east, and two in the central regions of the United States, and have ended our relationships with certain underperforming Distribution Partners. Our clients, as serviced primarily through our Distribution Partners, exist within a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology and hospitality.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Commercial	25,096	39,189	53,370	81,338
Healthcare	7,417	10,346	12,480	23,260
Government	3,960	4,313	7,087	8,412
Education	3,993	6,894	7,522	11,040
License fees from Distribution
Partners	299	531	605	1,063

Total product and transportation revenue	40,765	61,273	81,064	125,113

Installation and other services	1,390	2,818	2,072	4,039

	42,155	64,091	83,136	129,152

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in %)		(in %)
Commercial	62	65	67	65
Healthcare	18	17	15	19
Government	10	7	9	7
Education	10	11	9	9

Total Product Revenue(1)	100	100	100	100

(1)	Excludes license fees from Distribution Partners

Revenue decreased by 34% and 36% respectively in the three and six months ended June 30, 2020 over the same periods in 2019 and was driven primarily by decreased commercial sales which reflects the disruption in sales activity levels noted above. Commercial revenues were lower due to the completion of a major project in the first half of 2019 that was not replaced and the impact of COVID-19 on construction activity. Decreased healthcare sales in the first half of 2020 reflect the completion of several major healthcare projects that were not replaced in 2020.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States, with periodic international projects from North American Distribution Partners. The following table presents our second quarter and year-to-date revenue dispersion by geography:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Canada	4,341	8,771	10,327	15,839
U.S.	37,814	55,320	72,809	113,313

	42,155	64,091	83,136	129,152

Sales and Marketing Expenses

Sales and marketing expenses decreased $3.4 million and $3.7 million to $6.2 million and $13.6 million for the three and six months ended June 30, 2020, from $9.5 million and $17.3 million for the three and six months ended June 30, 2019. The decreases were largely related to a reduction in commission expenses on lower revenues and lower travel, meals and entertainment expenses in the three and six months ended June 30, 2020 due to restrictions on travel as a result of COVID-19, the cancellation of Connext and other tradeshows as well as continued attention to cost discipline. As economies re-open, we anticipate travel and entertainment expenses to increase over current levels, the timing and amount of which, however, are indeterminate. Included in sales and marketing expenses in the three months ended June 30, 2019 was $1.3 million of consulting costs related to our sales and marketing plan that did not recur in 2020.

Our sales and marketing efforts continue to focus on establishing the appropriate sales organization and personnel, significantly improving our marketing approach and driving returns on sales and marketing expenditures, as outlined in our strategic plan. In light of uncertainty caused by the COVID-19 pandemic, we have prioritized critical hires that are necessary to continue to advance our overall strategy, including the implementation of necessary systems and tools while ensuring appropriate cost control and cash conservation.

General and Administrative Expenses

General and administrative expenses (“G&A”) decreased $0.7 million to $6.2 million for the three months ended June 30, 2020 from $6.9 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, general and administrative expenses increased $0.2 million to $14.0 million from $13.8 million for the six months ended June 30, 2019.

For the three months ended June 30, 2020, the decrease was the result of incurring $0.9 million of higher legal costs, offset by expense reductions, and during the second quarter of 2019 we incurred $0.4 million of professional fees related to the listing of our common shares on Nasdaq. For the six months ended June 30, 2020, the increase was the result of incurring $3.0 million of higher legal costs and recording a $0.6 million of expected credit losses against our accounts receivable balances. These costs were offset by expense reductions and during the six months ended June 30, 2019 we incurred $1.1 million of professional fees related to the listing of our common shares on Nasdaq.

Operations Support Expenses

Operations support expenditures include the fixed costs associated with delivery and project management of DIRTT solutions. Operations support expenses decreased by $0.6 million to $2.3 million from $2.9 million in the prior year period. Operations support costs decreased $0.6 million to $4.8 million for the six months ended June 30, 2020 from $5.4 million for the same period of 2019. In the three and six months ended June 30, 2019 we incurred $0.7 million and $1.1 million of consulting costs, respectively, to assist with the rectification of the tile warping issue. Decreases in consulting costs were partially offset by increases in personnel costs due to increased headcount to better support project execution and support of our Distribution Partners.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses increased by $0.1 million to $2.1 million for the three months ended June 30, 2020, compared to $2.0 million for the three months ended June 30, 2019. Technology and development costs of $4.2 million for the six months ended June 30, 2020 were consistent with the comparable period in 2019.

Stock-Based Compensation

In the third quarter of 2018, we determined that we no longer qualified as a Foreign Private Issuer (“FPI”) under the rules of the SEC. To minimize any undue effects on employees, our board of directors approved the availability of a cash surrender feature for certain options, including options issued under our Amended and Restated Incentive Stock Option Plan (“Option Plan”), until such time as we requalified as a FPI or we registered our common shares with the SEC. Accordingly, we accounted for the fair value of outstanding options at the end of June 30, 2019 as a liability, with changes in the liability recorded through net income as a stock-based compensation fair value adjustment. On October 9, 2019, we ceased allowing cash surrender of options and returned to equity accounting under the Option Plan without quarterly fair value adjustments at that date.

Stock-based compensation expense for the three months ended June 30, 2020 was $0.4 million, compared to a $1.7 million recovery for the same period of 2019. For the six months ended June 30, 2020, stock-based compensation was $0.9 million compared to $4.8 million for the same period of 2019. Stock-based compensation for the second quarter of 2019 included a fair value adjustment on cash settled options, as explained above.

Reorganization Expenses

In the first half of 2019, we incurred $2.6 million of reorganization expenses, including severance payments and related legal and consulting costs associated with management and organizational changes. We do not consider current period severances related to our plant workforce to be reorganization expenses in nature.

Government Subsidies

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government has established the Canadian Emergency Wage Subsidy (“CEWS”) on April 11, 2020. Under the CEWS, the Company may be eligible for a subsidy of up to 75% of wages paid to Canadian employees to August 29, 2020, depending on the Company meeting certain revenue decline thresholds. During the quarter we received or were eligible to receive $4.3 million under the CEWS.

The Canadian government recently introduced legislation to extend the availability of CEWS through December 19, 2020, with the amount of the subsidy varying depending on the scale of the Canadian revenue decline. Under the legislation, effective July 5, 2020, the CEWS would provide the Company with a taxable subsidy for wages paid to Canadian employees of up to 60%, with the amount of the subsidy varying depending on the scale of Canadian revenue decline and the maximum subsidy being reduced from 60% over the period, provided that, through August 29th, the Company will qualify for a CEWS subsidy that is at least as generous as under the current CEWS program, Under the proposals, a top-up subsidy of up to 85% of wages paid to Canadian employees would also be available if the Company has a 3-month average revenue drop in Canadian-sourced revenue of more than 50% and certain other requirements are satisfied. We will continue to assess our eligibility on an ongoing basis for as long as the program is available.

Income Tax

The provision for income taxes is comprised of federal, state, provincial and foreign taxes based on pre-tax income. Income tax expense for the three months ended June 30, 2020 was $0.1 million, compared to $1.7 million for the same period of 2019 and income tax recovery for the six months ended June 30, 2020 was $1.2 million as compared to a $1.7 million expense for the same period of 2019. As at June 30, 2020, we had C$42.3 million of loss carry-forwards in Canada and none in the United States. These loss carry-forwards will begin to expire in 2032.

Net Income (loss)

Net income was $0.3 million or $0.00 net income per share in the second quarter of 2020, compared to net income of $2.6 million or $0.03 net income per share for the second quarter of 2019. The decrease in net income is attributable to the above noted reduction in gross profit and a $0.5 million increase in foreign exchange loss, partially offset by a $2.5 million reduction in operating expenses and $4.3 million of government subsidies. The reduction in operating expenses reflects lower commissions on reduced sales activities, the combination of $1.3 million of costs related to our sales and marketing plan and $0.4 million related to the listing of our common shares on Nasdaq in 2019 that did not recur, other cost reductions both deliberate and as a consequence of the pandemic, offset by higher legal costs of $0.9 million and an increase in stock based compensation of $2.1 million.

Net loss for the six months ended June 30, 2020 was $5.0 million or $0.06 net loss per share compared to $2.7 million or $0.03 net loss per share in the six months ended June 30, 2019. Compared to the prior year period, the increase in net loss is attributable to the above noted reduction in gross profit, partially offset by a $10.5 million reduction in operating costs, government subsidies of $4.3 million, increased foreign exchange gains of $2.3 million and $1.2 million of income tax recoveries. The reduction in operating expenses reflects lower commissions on reduced sales activities, the combination of $1.3 million of costs related to our sales and marketing plan, $1.1 million related to the listing of our common shares on Nasdaq and $2.6 million of reorganization costs in 2019 that did not recur, other cost reductions both deliberate and as a consequence of the COVID-19 pandemic, and a $3.9 million decrease in stock based compensation, offset by higher legal costs of $3.0 million.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2020 totaled $44.6 million, a decrease of $2.6 million from $47.2 million at December 31, 2019.

In July 2019, we entered into a C$50.0 million senior secured revolving credit facility with the RBC. Draw-downs under the RBC Facility are available in both Canadian and U.S. dollars. As a result of our decline in revenues, discussed previously, and the potential impact of the COVID-19 pandemic on our outlook, we entered into a letter agreement with RBC during the second quarter. Under the Letter Agreement, the Covenants are waived for the period April 1 to September 30, 2020. During the Covenant Holiday Period the Company is able to borrow to a maximum of 75% of eligible accounts receivable and 25% of eligible inventory, less priority payables, subject to an aggregate limit of C$50.0 million including amounts borrowed under the Leasing Facilities, described below. During the Covenant Holiday Period the Company is required to maintain a cash balance of $10.0 million if no loans are drawn under the facility, have Adjusted EBITDA of not less than a loss of $7.0 million and $16.5 million for the twelve month periods ended June 30 and September 30, 2020, and make capital expenditures of no more than $10.7 million during the Covenant Holiday Period. In the event that activity levels remain at current levels, we will likely seek an extension to the Covenant Holiday Period or permanently convert or replace the RBC Facility with an asset backed facility. As at June 30, 2020, the RBC Facility was undrawn and the available borrowing base was USD $12.8 million.

During the three months ended June 30, 2020, we entered into a C$5.0 million equipment leasing facility in Canada and a $16.0 million equipment leasing facility in the United States, which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 3.5%. The U.S. leasing facility is extendible for an additional year. During the second quarter of 2020 we borrowed C$3.6 million ($2.6 million) against the Canadian Leasing Facility and we anticipate drawing on the U.S. Leasing Facility in the second half of 2020 when equipment is received at the South Carolina Plant.

In light of the uncertainty caused by the near and potential mid-term impacts of COVID-19, we have evaluated multiple downside scenarios and have implemented cost control and expenditure management processes. Based on these analyses and the implementation of these spending control processes, we believe that existing cash and cash equivalents combined with increased liquidity from the aforementioned leasing facilities should, based on current activity levels, be sufficient to support ongoing working capital and capital expenditure requirements for at least the next twelve months.

A prolonged and complete cessation of or sustained significant decrease in North American construction activities or a sustained economic depression and its adverse impacts on customer demand could adversely affect our liquidity. To the extent that existing cash and cash equivalents and increased liquidity from the Leasing Facilities are not sufficient to fund future activities, we may seek to raise additional funds through equity or debt financings. If additional funds are raised through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities or contain instruments that may be dilutive to our existing shareholders. Any additional equity or debt financing may be dilutive to our existing shareholders.

Since our inception, we have financed operations primarily through cash flows from operations, long-term debt, and the sale of equity securities. Over the past three years, we have funded our operations and capital expenditures through a combination of cashflow from operations and cash on hand. We had no amounts outstanding under the RBC Facility and C$3.5 million outstanding under the Leasing Facilities as of June 30, 2020.

The following table summarizes our consolidated cash flows for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Net cash flows provided by operating activities	2,377	7,480	1,617	14,881
Cash used in investing activities	(3,962)	(2,966)	(6,417)	(5,070)
Cash provided by (used in) financing activities	2,527	11	2,527	(5,545)
Effect of foreign exchange on cash and cash equivalents	224	152	(275)	1,058

Net increase (decrease) in cash and cash equivalents	1,166	4,677	(2,548)	5,324
Cash and cash equivalents, beginning of period	43,460	54,059	47,174	53,412

Cash and cash equivalents, end of period	44,626	58,736	44,626	58,736

Operating Activities

Net cash flows provided by operating activities was $2.4 million and $1.6 million for the first three and six months of 2020, respectively, compared to net cash flows provided by operating activities of $7.5 million and $14.9 million in the corresponding periods of 2019. The decrease in cash flows from operations is largely due to a decrease in revenues and a reduction in trade accounts payables and other liabilities offset by the impact of government subsidies, increases in accounts receivable collections, and customer deposits and deferred revenue.

Investing Activities

For the three and six months ended June 30, 2020, we invested $4.5 million and $6.2 million, respectively, in property, plant and equipment compared to $1.8 million and $3.2 million in the respective prior year periods. The increase is primarily due to capital investments in manufacturing facilities including the South Carolina Plant. We invested $0.9 million and $1.9 million on capitalized software during the three and six months ended June 30, 2020, respectively, as compared to $1.1 million and $1.6 million in the three and six months ended June 30, 2019. The increase in the six month period ended June 30, 2020 is due to the current mix of projects undertaken by the Company and included a higher portion of efforts eligible for capitalization compared to the first half of 2019 in which projects were related to business process improvements that were not eligible for capitalization.

Financing Activities

For the three and six months ended June 30, 2020, C$3.6 million ($2.6 million) was received under the equipment leasing facility in Canada discussed above and $0.1 million was repaid. We repaid the balance of $5.6 million on long-term debt outstanding and related interest during the first quarter of 2019.

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

Credit Facilities

On July 19, 2019, we entered into the RBC Facility, a C$50.0 million senior secured revolving credit facility. The RBC Facility has a three-year term and can be extended for up to two additional years at our option. Interest is calculated at the Canadian or U.S. prime rate with no adjustment, or the bankers’ acceptance rate plus 125 basis points. We are required to comply with certain financial covenants under the RBC Facility, including maintaining a minimum fixed charge coverage ratio of 1.15:1 and a maximum debt to Adjusted EBITDA ratio of 3.0:1 on a trailing four quarter basis. We are also required to comply with certain non-financial covenants, including, among other things, covenants restricting our ability to (i) dispose of our property, (ii) enter into certain transactions intended to effect or otherwise permit a material change in our corporate or capital structure, (iii) incur any debt, other than permitted debt, and (iv) permit certain encumbrances on our property. At June 30, 2020, we had no amounts drawn on our RBC Facility.

As a result of our decline in revenues, discussed previously, and the potential impact of the COVID-19 pandemic on our outlook, we entered into a Letter Agreement with RBC during the second quarter. Under the Letter Agreement, the Covenants are waived for the period April 1 to September 30, 2020. During the Covenant Holiday Period the Company is able to borrow to a maximum of 75% of eligible accounts receivable and 25% of eligible inventory, less priority payables, subject to an aggregate limit of C$50.0 million including amounts borrowed under the Leasing Facilities. During the Covenant Holiday Period the Company is required to maintain a cash balance of $10.0 million if no loans are drawn under the facility, have Adjusted EBITDA of not less than a loss of $7.0 and $16.5 million for the twelve month periods ended June 30 and September 30, 2020, and make capital expenditures of no more than $10.7 million during the Covenant Holiday Period. In the event that activity levels remain at current levels, we will likely seek an extension to the Covenant Holiday Period or permanently convert our credit facility to replace our facility with an asset backed facility. As at June 30, 2020, the RBC Facility was undrawn and the available borrowing base was $12.8 million.

We are generally restricted from making dividends or distributions on our outstanding capital shares (other than any distribution by way of the payment of dividends by the issuance of equity securities). Except during the Letter Agreement period where such distributions are prohibited, we may also declare and pay dividends to our shareholders provided that such dividends do not exceed 50% of the Free Operating Cash Flow (as defined in the RBC Facility) for the most recently completed fiscal year and meet certain other conditions. We may also make a one-time Permitted Special Distributions (as defined in the RBC Facility) provided that we maintain a minimum balance of at least C$20.0 million in our account and meet certain other conditions.

The RBC Facility is secured by substantially all of our real property located in Canada and the United States.

During the three months ended June 30, 2020, the Company entered into a C$5.0 million equipment leasing facility in Canada and a $16.0 million equipment leasing facility in the United States, which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 3.5%. The U.S. leasing facility is extendible for an additional year. During the second quarter of 2020, the Company received C$3.6 million ($2.6 million) of cash consideration and commenced the lease term for the Canadian equipment expenditures.

Contractual Obligations

There have been no material changes in our contractual obligations during the six months ended June 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K, other than forthcoming additional commitments related to the South Carolina Plant, and our new DXC in Plano, Texas, as described in Note 11, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the six months ended June 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 4, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report, we adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments”. Adoption of this amendment has impacted the way we determine expected credit loss on trade receivables. The methodology now applied has been explained in the referenced note.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 4, “Adoption of New and Revised Accounting Standards” to our interim condensed consolidated financial statements and “–Significant Accounting Policies and Estimates” in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Credit risk

The overall change and uncertainty in the economy as a result of the COVID-19 pandemic has caused us to increase our expectation of credit losses during the first quarter of 2020, and additionally, we believe the COVID-19 pandemic has affected the ability of certain Distribution Partners to pay amounts owed or owing to DIRTT due to the impact of local shut-downs on businesses in certain markets. Accordingly, we have increased our provision for expected credit losses by $0.6 million to $0.7 million during the six months ended June 30, 2020 and we have implemented trade credit insurance for eligible accounts receivables that have arisen since April 1, 2020.

Foreign exchange risk

The strengthening of the U.S. dollar against the Canadian dollar in March, 2020, resulted in a reduction in Canadian dollar denominated revenues and a reduction in reported operating expenses, as approximately 50% of our expenditures are denominated in Canadian dollars. If the foreign exchange rate moves in the opposite direction it will have a negative impact on our reported results.

Other than the above, there have been no material changes to our market risk exposures since our disclosures in our Annual Report on Form 10-K. For information regarding our exposure to certain market risks, please refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

During the period covered by this Quarterly Report on Form 10-Q, no legal proceedings were commenced, and there were no material developments in already-pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is subject.

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

Adverse economic and market conditions could also have a negative effect on others on whom our business depends, such as our suppliers, Distribution Partners, customers, and third-party contractors, which may cause them to fail to meet their obligations to us. Additionally, we are working closely with our Distribution Partners to understand expected activity levels and are actively monitoring our opportunity pipeline and our daily order entry relative to our plant capacity and labor force requirements. However, we believe the COVID-19 pandemic has affected the ability of certain Distribution Partners to pay amounts owed or owing to us due to the impact of local shut-downs on businesses in certain markets. We increased our expected credit losses for the six months ended June 30, 2020 by $0.6 million to reflect increased collection risk related to certain Distribution Partners. We also implemented methods to further decrease our credit risk exposure, including implementing trade credit insurance for eligible accounts receivables that have arisen since April 1, 2020.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Amalgamation of DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

3.2	Amended and Restated Bylaw No. 1 of DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on May 22, 2020).

10.1*	First Amending Agreement between Royal Bank of Canada and DIRTT Environmental Solutions, Ltd. dated March 4, 2020

10.2*#	Letter Agreement between Royal Bank of Canada and DIRTT Environmental Solutions, Ltd. dated June 19, 2020

10.3*+	Employment Agreement, dated April 6, 2020, by and between DIRTT Environmental Solutions, Inc. and Lindsay Gusso

10.4*#	Second Amendment to Lease made as of the 6th day of July, 2020, by and between SP ROCK HILL LEGACY EAST #1, LLC, an Indiana limited liability company, and DIRTT ENVIRONMENTAL SOLUTIONS, INC., a Colorado corporation.

10.5+	DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on May 22, 2020).

10.6+	Form of Option Award Agreement Under the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 333-238689, filed on May 26, 2020).

10.7+	Form of Time-Based Restricted Share Unit Award Agreement Under the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, File No. 333-238689, filed on May 26, 2020).

10.8+	Form of Performance-Based Restricted Share Unit Award Agreement Under the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8, File No. 333-238689, filed on May 26, 2020).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Compensatory plan or agreement.
#	Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and would likely cause competitive harm to the Company it publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

By:	/s/ Geoffrey D. Krause
Geoffrey D. Krause Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 29, 2020