Form 10-Q
period 2020-09-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2020-11-04
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-39061

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7303 30th Street S.E.	T2C 1N6
Calgary, Alberta, Canada	(Zip code)
(Address of principal executive offices)

(Registrant’s telephone number, including area code): (403) 723-5000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, without par value	DRTT	The Nasdaq Stock Market LLC

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

The registrant had 84,681,364 common shares outstanding as of November 4, 2020.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (this “Quarterly Report”) are “forward- looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward- looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the coronavirus (“COVID-19”) pandemic and related economic repercussions and other risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada (the “Annual Report on Form 10-K”), and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•	competition in and changes to the interior construction industry;
•	global economic, political, health and social conditions and financial markets, including those related to pandemics such as the COVID-19 pandemic;
•	the condition and changing trends of the overall construction industry;
•	our reliance on our network of Distribution Partners (as defined herein) for sales, marketing and installation of our solutions;
•	our ability to maintain and manage growth effectively;
•	our ability to introduce new designs, solutions and technology and gain client and market acceptance;
•	loss of our key executives;
•	labor overcapacity or shortages and disruptions in our manufacturing facilities;
•	product liability, product defects and warranty claims brought against us;
•	defects in our designing and manufacturing software;
•	infringement on or misappropriation of our patents and other intellectual property;
•	cyber-attacks and other security breaches of our information and technology systems;
•	material fluctuations of commodity prices, including raw materials;
•	shortages of supplies or disruptions in the supply chain of certain key components and materials;
•	our ability to balance capacity within our existing manufacturing facilities;
•	our exposure to currency exchange rates, tax rates and other fluctuations that result from general economic conditions and changes in laws;
•	legal and regulatory proceedings brought against us;
•	the availability of capital or financing on acceptable terms, which may impair our ability to make investments in the business; and
•	other factors and risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at
	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	50,700	47,174
Trade and other receivables, net of expected credit losses of $0.7 million at September 30, 2020 and $0.1 million December 31, 2019	20,788	24,941
Inventory	16,867	17,566
Prepaids and other current assets	4,208	3,340
Total Current Assets	92,563	93,021
Property, plant and equipment, net	44,962	41,365
Capitalized software, net	8,102	8,213
Operating lease right-of-use assets, net	29,721	20,661
Deferred tax assets, net	1,853	5,364
Goodwill	1,383	1,421
Other assets	4,908	5,518
Total Assets	183,492	175,563
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	21,181	20,384
Other liabilities	3,618	5,187
Customer deposits and deferred revenue	5,862	3,567
Current portion of lease liabilities	5,234	5,287
Total Current Liabilities	35,895	34,425
Long-term debt and other liabilities	5,254	35
Long-term lease liabilities	25,241	16,116
Total Liabilities	66,390	50,576
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 84,681,364 issued and outstanding at September 30, 2020 and December 31, 2019	180,639	180,639
Additional paid-in capital	9,796	8,343
Accumulated other comprehensive loss	(20,246)	(18,028)
Accumulated deficit	(53,087)	(45,967)
Total Shareholders’ Equity	117,102	124,987
Total Liabilities and Shareholders’ Equity	183,492	175,563

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited – Stated in thousands of U.S. dollars)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019
Product revenue	44,721	63,324	125,785	188,437
Service revenue	1,458	2,061	3,530	6,100
Total revenue	46,179	65,385	129,315	194,537
Product cost of sales	29,361	38,947	83,402	116,117
Costs of under-utilized capacity	-	-	2,010	-
Service cost of sales	606	1,504	2,160	5,461
Total cost of sales	29,967	40,451	87,572	121,578
Gross profit	16,212	24,934	41,743	72,959
Expenses
Sales and marketing	6,933	8,568	20,518	25,898
General and administrative	6,903	7,280	20,922	21,033
Operations support	2,347	2,419	7,130	7,771
Technology and development	1,959	1,718	6,206	5,881
Stock-based compensation	714	(2,389)	1,600	2,403
Reorganization	-	-	-	2,639
Total operating expenses	18,856	17,596	56,376	65,625
Operating income (loss)	(2,644)	7,338	(14,633)	7,334
Government subsidies	(4,519)	-	(8,803)	-
Foreign exchange (gain) loss	485	(198)	(874)	762
Interest income	(27)	(228)	(222)	(320)
Interest expense	100	3	196	77
	(3,961)	(423)	(9,703)	519
Income (loss) before tax	1,317	7,761	(4,930)	6,815
Income taxes
Current tax expense (recovery)	(953)	818	(1,168)	1,906
Deferred tax expense	4,345	1,141	3,358	1,761
	3,392	1,959	2,190	3,667
Net income (loss)	(2,075)	5,802	(7,120)	3,148
Income (loss) per share
Basic and diluted income (loss) per share	(0.02)	0.07	(0.08)	0.04
Weighted average number of shares outstanding (in thousands)
Basic	84,681	84,681	84,681	84,668
Diluted	84,681	85,257	84,681	84,888

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019
Interim Condensed Consolidated Statement of Comprehensive Income (Loss)
Income (loss) for the period	(2,075)	5,802	(7,120)	3,148
Exchange differences on translation of foreign operations	1,668	(838)	(2,218)	2,534
Comprehensive income (loss) for the period	(407)	4,964	(9,338)	5,682

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	income (loss)	deficit	equity
As at December 31, 2018	84,660,319	180,562	6,615	(22,092)	(41,571)	123,514
Issued on exercise of options	1,053	4	(1)	-	-	3
Stock-based compensation	-	-	(429)	-	-	(429)
Foreign currency translation adjustment	-	-	-	2,096	-	2,096
Net loss for the period	-	-	-	-	(5,265)	(5,265)
As at March 31, 2019	84,661,372	180,566	6,185	(19,996)	(46,836)	119,919
Issued on exercise of options	3,825	13	-	-	-	13
Stock-based compensation	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,276	-	1,276
Net income for the period	-	-	-	-	2,611	2,611
As at June 30, 2019	84,665,197	180,579	6,185	(18,720)	(44,225)	123,819
Issued on exercise of options	16,167	60	-	-	-	60
Stock-based compensation	-	-	406	-	-	406
Foreign currency translation adjustment	-	-	-	(838)	-	(838)
Net income for the period	-	-	-	-	5,802	5,802
As at September 30, 2019	84,681,364	180,639	6,591	(19,558)	(38,423)	129,249

As at December 31, 2019	84,681,364	180,639	8,343	(18,028)	(45,967)	124,987
Stock-based compensation	-	-	663	-	-	663
Foreign currency translation adjustment	-	-	-	(6,768)	-	(6,768)
Net loss for the period	-	-	-	-	(5,328)	(5,328)
As at March 31, 2020	84,681,364	180,639	9,006	(24,796)	(51,295)	113,554
Stock-based compensation	-	-	268	-	-	268
Foreign currency translation adjustment	-	-	-	2,882	-	2,882
Net income for the period	-	-	-	-	283	283
As at June 30, 2020	84,681,364	180,639	9,274	(21,914)	(51,012)	116,987
Stock-based compensation	-	-	522	-	-	522
Foreign currency translation adjustment	-	-	-	1,668	-	1,668
Net loss for the period	-	-	-	-	(2,075)	(2,075)
As at September 30, 2020	84,681,364	180,639	9,796	(20,246)	(53,087)	117,102

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019
Cash flows from operating activities:
Net income (loss) for the period	(2,075)	5,802	(7,120)	3,148
Adjustments:
Depreciation and amortization	2,780	2,925	8,673	9,260
Stock-based compensation, net of settlements	714	(2,646)	1,600	(1,217)
Foreign exchange (gain) loss	552	23	(704)	305
(Gain) loss on disposal of property, plant and equipment	-	-	(46)	53
Deferred income tax expense (recovery)	4,345	1,141	3,358	1,761
Changes in operating assets and liabilities:
Trade and other receivables	608	661	4,054	15,970
Inventory	1,028	(436)	392	4
Prepaid and other current assets	(594)	(2,043)	(926)	(2,001)
Other assets	177	76	394	80
Trade accounts payable and other liabilities	(2,447)	(2,160)	(4,617)	(8,615)
Lease liabilities	90	(127)	29	(375)
Customer deposits and deferred revenue	600	(216)	2,308	(492)
Net cash flows provided by operating activities	5,778	3,000	7,395	17,881
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,634)	(4,245)	(7,397)	(7,880)
Capitalized software development expenditures and other asset expenditures	(885)	(918)	(2,800)	(2,513)
Recovery of software development expenditures	257	89	472	194
Proceeds on sale of property, plant and equipment	-	-	46	55
Net cash flows used in investing activities	(3,262)	(5,074)	(9,679)	(10,144)
Cash flows from financing activities:
Cash received on exercise of options	-	61	-	77
Proceeds received on leasing facilities	3,539	-	6,130	-
Repayment on leasing facilities	(84)	-	(148)	-
Repayment of long-term debt	-	-	-	(5,561)
Net cash flows provided by (used in) financing activities	3,455	61	5,982	(5,484)
Effect of foreign exchange on cash and cash equivalents	103	(81)	(172)	977
Net increase (decrease) in cash and cash equivalents	6,074	(2,094)	3,526	3,230
Cash and cash equivalents, beginning of period	44,626	58,736	47,174	53,412
Cash and cash equivalents, end of period	50,700	56,642	50,700	56,642
Supplemental disclosure of cash flow information:
Interest paid	100	3	196	77
Income taxes paid	-	953	58	1,403

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

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of September 30, 2020, and its results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019. The condensed balance sheet at December 31, 2019, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. The Company adopted new accounting standards relating to credit losses and cloud computing effective January 1, 2020. Further information on these standards and the impact on the Company of these standards is described in Note 4.

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

Credit risk

COVID-19 may cause DIRTT’s Distribution Partners and customers to experience liquidity issues and this may result in higher expected credit losses or slower collections. Management estimated the impact of expected credit losses and increased the provision by $0.6 million in the first quarter of 2020 (see Note 5). Management will continue to reassess the impact of COVID-19 on Distribution Partners in subsequent periods and the estimation of such credit losses is complex because of limited historical precedent for the current economic situation. In addition, the Company acquired trade credit insurance effective April 1, 2020.

Liquidity risk

The Company may have lower cash flows from operating activities available to service debts due to lower sales or collections. Information about our credit facilities is presented in Note 6.

Government subsidies

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the Canadian Emergency Wage Subsidy (“CEWS”). As originally implemented, the CEWS provides the Company with a taxable subsidy of up to 75% of wages paid to Canadian employees during the periods extending from March 15, 2020 to June 6, 2020 (subsequently extended to December 2020 and gradually reducing the maximum subsidy, and proposed, in the September 23, 2020 Speech from the Throne, to be extended and potentially enhanced until June 2021), provided that certain Canadian-sourced revenues decline by specified percentages  , computed generally on the basis of monthly revenues year-over-year during the available periods.

The Company reviews its eligibility for the CEWS for each qualifying period. The Company accounts for such government subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present government subsidies as other income.

Impairment

For the first and second quarter of 2020, our market capitalization was less than our book value of our equity which was a potential indicator of impairment. Management compared forecasted undiscounted cash flows to the book values of non-current assets and determined an impairment provision was not required for such periods. At September 30, 2020, management determined an impairment provision was not required as our outlook remains unchanged from the second quarter of 2020 and our share price has increased. The impact of COVID-19 on DIRTT’s Distribution Partners or the Company’s operations may change cash flows and impact the recoverability of our assets in the future. Furthermore, COVID-19 and its related economic and social impacts are rapidly evolving and may affect our ability to accurately use historical sales trends and cash flows to forecast future results leading to additional estimation uncertainty with respect to impairment testing.

Deferred tax assets (“DTA”)

The Company’s ability to generate future taxable income may be impacted by COVID-19 which creates additional uncertainty regarding the recoverability of DTAs. To the extent additional taxable losses are generated, this may present significant unfavorable evidence of recoverability of DTAs and require the Company to recognize valuation allowance against DTA. During the third quarter, the Company recorded a valuation allowance against DTAs in its Canadian entity, see Note 10.

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

Accounts receivable are recorded at the invoiced amount, do not require collateral and do not bear interest. The Company estimates an allowance for credit losses using the lifetime expected credit loss at each measurement date taking into account historical credit loss experience as well as forward- looking information in order to establish rates for each class of financial receivable with similar risk characteristics. Adjustments to this estimate are recognized in the statement of operations.

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At September 30, 2020, approximately 80% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, that have arisen since April 1, 2020.

Our trade balances are spread over a broad Distribution Partner base, which is geographically dispersed. No Distribution Partner accounts for greater than 10% of revenue. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	September 30, 2020	December 31, 2019
Current	14,448	20,087
Overdue	1,111	2,401
	15,559	22,488
Less: expected credit losses	(664)	(84)
	14,895	22,404
Other receivables	193	402
Government subsidies receivable	2,747	-
Income tax receivable	2,953	2,135
	20,788	24,941

Due to the uncertainties associated with the COVID 19 pandemic as well as the disruption to businesses in North America, the overall credit quality of certain receivables declined at March 31, 2020 compared to January 1, 2020. As a result of this consideration and the Company’s ongoing review of the credit quality of receivables, expected credit losses were increased by $0.6 million during the quarter ended March 31, 2020. No further adjustments to our expected credit losses were required at September 30, 2020.

6.	LONG-TERM DEBT

On July 19, 2019, the Company entered into a C$50.0 million senior secured revolving credit facility (the “RBC Facility”) with the Royal Bank of Canada (“RBC”). The RBC Facility has a three-year term and can be extended for up to two additional years at the Company’s option. Interest is calculated at the Canadian or U.S. prime rate with no adjustment, or the bankers’ acceptance rate plus 125 basis points. The RBC Facility is subject to a minimum fixed charge coverage ratio of 1.15:1 and a maximum debt to Adjusted EBITDA ratio of 3.0:1 (earnings before interest, tax, depreciation and amortization, non-cash stock-based compensation, plus or minus extraordinary or unusual non-recurring revenue or expenses) calculated on a trailing four quarter basis (the “Covenants”).

During the second quarter of 2020, the Company entered into a letter agreement with RBC (the “Letter Agreement”). Under the Letter Agreement, the Covenants are waived for the June 30 and September 30, 2020 quarterly measurement dates (the “Covenant Holiday Period”). During the Covenant Holiday Period, the Company is able to borrow to a maximum of 75% of eligible accounts receivable and 25% of eligible inventory, less priority payables, subject to an aggregate limit of C$50.0 million including amounts borrowed under Leasing Facilities (as defined herein). During the Covenant Holiday Period the Company is required to maintain a cash balance of $10.0 million if no loans are drawn under the facility, have Adjusted EBITDA of not less than a loss of $7.0 and $16.5 million for the twelve month periods ended June 30 and September 30, 2020, and make capital expenditures of no more than $10.7 million during the Covenant Holiday Period. As at September 30, 2020, the RBC Facility was undrawn and the available borrowing base was $11.6 million. The Company was in compliance with the covenants of the RBC Facility as at September 30, 2020.

During the second quarter of 2020, the Company entered into a C$5.0 million equipment leasing facility in Canada and a $16.0 million equipment leasing facility in the United States (the “Leasing Facilities”), which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 4.50%. The U.S. leasing facility is amortized over a six-year term and extendible at the Company’s option for an additional year.

During the third quarter of 2020, the Company received $3.5 million of cash consideration under the U.S. leasing facility and commenced the lease term for the U.S. equipment lease expenditures. The Company received C$3.6 million ($2.6 million) of cash consideration under the leasing facility in Canada and commenced the lease term for the Canadian equipment expenditures during the second quarter of 2020. The associated financial liabilities are shown on the consolidated balance sheet in other current and long-term debt and other liabilities. The Leasing Facilities are accounted for as finance leases as ownership of the equipment is expected to return to the Company at the end of the lease term. These transactions are not accounted for as a sale of the underlying equipment as the Company continues to control the equipment.

7.	STOCK-BASED COMPENSATION

In May 2020, shareholders approved the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (the “2020 LTIP”) at the annual and special meeting of shareholders. The 2020 LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, restricted shares, dividend equivalent rights granted in connection with restricted share units, vested share awards, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2020 LTIP, the sum of (i) 5,850,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Company’s Amended and Restated Incentive Stock Option Plan (the “Stock Option Plan”) that, following May 22, 2020, expire or are cancelled or terminated without having been exercised in full have been reserved for issuance under the 2020 LTIP. As at September 30, 2020, 4,091,462 common shares were available for issuance under the 2020 LTIP.

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

Stock-based compensation expense

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Options	216	(2,573)	1,105	1,890
Performance share units ("PSUs")	10	110	8	189
Deferred share units ("DSUs")	182	74	139	324
Restricted share units ("RSUs")	306	-	348	-
	714	(2,389)	1,600	2,403

Options

During the three and nine months ended September 30, 2019, the Company accounted for the fair value of outstanding options at the end of the reporting period as a liability, with changes in the liability recorded through net income as a stock-based compensation fair value adjustment (“cash- settlement”). On October 9, 2019, following its listing on Nasdaq, the Company ceased optional cash-settlement of options and the associated liability accounting for options. For the three and nine months ended September 30, 2019, the Company paid $0.3 million and $3.6 million respectively on the surrender and cash settlement of options. The following summarizes options granted, exercised, surrendered, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2018	6,858,376	5.88
Granted	1,359,824	7.51
Surrendered for cash	(1,544,151)	4.95
Exercised	(21,045)	4.81
Forfeited	(243,761)	6.22
Expired	(119,336)	5.63
Outstanding at September 30, 2019	6,289,907	6.51
Outstanding at December 31, 2019	6,156,652	6.49
Forfeited	(1,154,956)	6.29
Expired	(220,330)	6.81
Outstanding at September 30, 2020	4,781,366	6.52
Exercisable at September 30, 2020	2,060,626	6.35

Range of exercise prices of options outstanding at September 30, 2020:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$4.01 – C$5.00	22,537	4.14	4.12	-
C$5.01 – C$6.00	670,986	1.39	5.76	670,986	1.39	5.76
C$6.01 – C$7.00	3,301,982	3.04	6.38	1,127,089	3.18	6.45
C$7.01 – C$8.00	785,861	3.63	7.84	262,551	3.63	7.84
Total	4,781,366			2,060,626

PSUs

As at September 30, 2020, there were 197,471 PSUs outstanding (December 31, 2019 – 223,052) accounted for at a value of $0.03 million (December 31, 2019 – $0.2 million) which is included in long-term debt and other liabilities on the balance sheet.

DSUs

As at September 30, 2020, there were 327,444 DSUs outstanding (December 31, 2019 – 132,597) accounted for at a value of $0.5 million, which is included in current portion of other liabilities on the balance sheet (December 31, 2019 – $0.4 million).

RSUs

On June 17, 2020, the Company granted 2,578,971 RSUs and an additional 25,566 RSUs were granted on August 3, 2020. Of the RSUs granted, 2,404,537 RSUs have an aggregate time-based vesting period of three years and vest one third every year over a three-year period from the date of grant. At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The fair values of the June 17, 2020 and August 3, 2020 RSU grants were determined to be C$1.89 and C$2.16, respectively, which was the volume weighted average price of the Company’s common shares on the respective grant date. During the third quarter of 2020, 3,879 RSUs were forfeited.

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

Dilutive instruments

For the three and nine months ended September 30, 2020, 4.8 million options (2019 – 4.3 million) and 4.8 million options (2019 – 3.4 million) and 2.7 million RSUs (2019 – nil) respectively, were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net income (loss) per share.

8.	REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 9 for the disaggregation of revenue by geographic region.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Product	40,212	56,486	113,131	168,321
Transportation	4,179	6,429	11,719	18,644
License fees from Distribution Partners	330	409	935	1,472
Total product revenue	44,721	63,324	125,785	188,437
Installation and other services	1,458	2,061	3,530	6,100
	46,179	65,385	129,315	194,537

DIRTT sells its products and services pursuant to fixed-price contracts, which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize is based upon agreed contractual terms with the customer and is not subject to variability.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
At a point in time	44,391	62,915	124,850	186,965
Over time	1,788	2,470	4,465	7,572
	46,179	65,385	129,315	194,537

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

Contract Liabilities

	As at
	September 30, 2020	December 31, 2019	December 31, 2018
Customer deposits	5,234	2,436	6,746
Deferred revenue	628	1,131	955
Contract liabilities	5,862	3,567	7,701

Contract liabilities primarily relate to deposits received from customers and deferred revenue from license subscriptions. The balance of contract liabilities was higher as at September 30, 2020 compared to December 31, 2019 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2019 and 2018, respectively, totaling $3.1 million and $7.5 million were recognized as revenue during the year-to-date periods ended September 30, 2020 and 2019, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry- specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Commercial	22,617	42,910	75,987	124,248
Healthcare	15,880	9,192	28,360	32,452
Government	2,762	3,855	9,849	12,267
Education	3,132	6,958	10,654	17,998
License fees from Distribution Partners	330	409	935	1,472
Total product and transportation revenue	44,721	63,324	125,785	188,437
Installation and other services	1,458	2,061	3,530	6,100
	46,179	65,385	129,315	194,537

9.	SEGMENT REPORTING

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

Revenue from external customers

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Canada	4,340	8,956	14,667	24,795
U.S.	41,839	56,429	114,648	169,742
	46,179	65,385	129,315	194,537

Non-current assets, excluding deferred tax assets

	As at
	September 30, 2020[1]	December 31, 2019[1]
Canada	42,511	47,892
U.S.	46,565	29,286
	89,076	77,178

(1)	Amounts include property, plant and equipment, capitalized software, operating lease right-of-use assets, goodwill and other assets.

10.	INCOME TAXES

In the third quarter of 2020, the Company recorded a full valuation allowance (C$4.2 million or $3.1 million) against DTAs in its Canadian entity as the Company’s Canadian entity has experienced cumulative losses in recent years. Although earnings were positive in 2019, ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity impacted the Canadian entity’s ability to generate earnings. Accordingly, it is not more likely than not that the Canadian Entity’s DTAs will be utilized in the near term. The Company has maintained DTAs in the U.S. subsidiary as the U.S. entity has cumulative earnings in recent years and it is more likely than not that the DTAs will be utilized.

Certain stock-based compensation expense is not deductible in the calculation of the Company’s income taxes in Canada. Accordingly, the fair value adjustment recorded during the period ended September 30, 2019 impacted our effective tax rate during that period.

11.	COMMITMENTS

As at September 30, 2020, the Company had outstanding purchase obligations of approximately $7.1 million related to inventory and property, plant and equipment purchases (December 31, 2019 - $6.8 million). As at September 30, 2020, the Company had undiscounted operating lease liabilities of $52.0 million. In September 2020, the Company commenced the 25 year lease associated with the construction of a new combined tile and millwork facility in Rock Hill, South Carolina (“South Carolina Plant”). Rent obligations associated with this lease of $28.1 million which includes the initial 15 year term and two 5 year extensions, discounted at a rate of 5.5%, increased operating lease right-of-use assets and liabilities by $12.5 million

During the first quarter of 2020, the Company entered into a lease agreement with a term of 12 years, with rent expected to commence in the fourth quarter of 2020, associated with a new DIRTT Experience Center (“DXC”) in Plano, Texas. Undiscounted rent obligations associated with this lease are $6.7 million.

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

We have revised our calculation of Adjusted EBITDA and Adjusted Gross Profit, non-GAAP financial measures, for the presented periods compared to the comparable prior periods. For additional information, see “– Non-GAAP Financial Measures – EBITDA and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2020 and 2019.” and “– Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Nine Months Ended September 30, 2020 and 2019.”

Summary of Financial Results

•

Revenue for the quarter ended September 30, 2020 was $46.2 million, a decline of $19.2 million or 29% from $65.4 million for the quarter ended September 30, 2019. Revenue decreased by 34% to $129.3 million for the nine months ended September 30, 2020, compared to $194.5 million for the nine months ended September 30, 2019. We believe the decline is principally related to project delays or deferrals due mainly to the economic and social impacts of the COVID-19 pandemic, along with the residual effects of the ongoing disruptions in our sales activity levels stemming from the transitional state of our commercial function as we implement our strategic plan.

•

Gross profit for the quarter ended September 30, 2020 was $16.2 million or 35.1% of revenue, a decline of $8.7 million or 35% from $24.9 million or 38.1% of revenue for the quarter ended September 30, 2019. Gross profit margin decreased to 32.3% for the nine months ended September 30, 2020, compared to 37.5% for the nine months ended September 30, 2019. This reduction was largely attributable to our decline in revenues and the impact of fixed costs on lower revenues. During the three and nine month periods ended September 30, 2020, we incurred nil and $1.0 million of severance costs, respectively. These costs were offset by reversals of the timber provisions of $0.5 million and $1.8 million in the three and nine months ended September 30, 2020, respectively. The timber liability was significantly reduced from the prior estimated liability following further analysis of building code requirements for the specific projects sold, the validation of an in-situ remediation solution, and related discussions with our affected customers. The three and nine month periods ended September 30, 2019 included $0.8 million and $2.8 million of costs, respectively, incurred to mitigate future tile warping.

•

Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the quarter ended September 30, 2020 was $18.2 million or 39.3% of revenue, a $9.1 million or 33% decline from $27.3 million or 41.8% of revenue for the quarter ended September 30, 2019. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the nine months ended September 30, 2020 was $49.9 million or 38.6% of revenue, a $30.2 million or 38% decline from $80.1 million or 41.2% of revenue for the nine months ended September 30, 2019. Declines in Adjusted Gross Profit for both periods are for the reasons noted above for gross profit. Excluded from Adjusted Gross Profit in the nine months ended September 30, 2020 are $2.0 million of overhead costs associated with operating at lower than normal capacity levels, which were charged directly and separately to cost of sales rather than as a cost attributable to production. Between January and April of this year, we reduced our manufacturing workforce by 25% to bring labor capacity in line with current activity levels.

•

Net loss for the quarter ended September 30, 2020 was $2.1 million, compared to net income of $5.8 million for the quarter ended September 30, 2019. The decrease in net income is attributable to the above noted reduction in gross profit, a $1.3 million increase in operating expenses, a $0.7 million increase in foreign exchange loss and a $1.4 million increase in income tax expense, partially offset by $4.5 million in government subsidies.  Operating expense increases reflect increased professional fees and consulting costs of $0.4 million and higher stock-based compensation of $3.1 million offset by lower commissions on reduced sales activities.  In addition, operating expense in 2019 included $0.7 million and $1.4 million related to our sales and marketing plan and costs of listing our common shares on Nasdaq, respectively, partially offset by the reversal of a $1.3 million claims provision that did not recur and other cost reductions both deliberate and as a consequence of the pandemic. Income tax expense includes a $3.1 million valuation allowance against deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada to fully deduct historical losses.

•

Net loss for the nine months ended September 30, 2020 was $7.1 million and net income was $3.1 million for the nine months ended September 30, 2019. Compared to the prior year period, the increase in net loss is attributable to the above noted reduction in gross profit, partially offset by a $9.2 million reduction in operating costs, increased foreign exchange gains of $1.6 million, government subsidies of $8.8 million and lower income taxes of $1.5 million. The reduction in operating expenses reflects lower commissions on reduced sales activities, the combination of $2.0 million of costs related to our sales and marketing plan, $2.5 million related to the listing of our common shares on Nasdaq and $2.6 million of reorganization costs in 2019 partially offset by the reversal of a $1.3 million claims provision that did not recur, other cost reductions both deliberate and as a consequence of the COVID-19 pandemic and a $0.8 million decrease in stock based compensation, offset by higher professional fees and consulting costs of $3.1 million.

•

Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the quarter ended September 30, 2020 was $0.9 million or 1.8% of revenue, a decline of $7.0 million from $7.9 million, or 12.0% of revenue, for the quarter ended September 30, 2019. Adjusted EBITDA for the nine months ended September 30, 2020 was a $4.4 million loss or (3.4)% of revenue, a decline of $26.0 million from $21.6 million, or 11.1% of revenue, for the nine months ended September 30, 2019. Reductions for the quarter and year-to-date periods were due to the above noted reasons. We changed our calculation of Adjusted EBITDA beginning in the fourth quarter of 2019 to exclude the impacts of foreign exchange to improve year-on-year comparability of Adjusted EBITDA.

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

By the end of the third quarter of 2020, the COVID-19 pandemic was well into its seventh month, with increasing concerns of a second and third wave of infections in North America and no signs of abating. We remain steadfastly focused on the safety of our employees and our financial liquidity. We believe that this focus helped us avoid any material production disruptions during the third quarter, and we were able to generate positive operating cashflow despite a contraction in commercial construction activity. Our commitment to the continued execution of the core elements of our strategic plan positions the Company to compete more effectively for sales, particularly those opportunities we believe will arise as a direct result of the COVID-19 pandemic. These trends include increased healthcare infrastructure spending and increased focus on adaptable interior spaces that can be reconfigured to meet the evolving needs of their occupants.

Employee safety is a core value at DIRTT. While a small number of our employees and contractors have received positive COVID-19 tests, we believe that our enhanced safety protocols and robust contact tracing have been effective thus far in limiting the spread of infections within our facilities. We have commenced a limited and measured return of our corporate employees to their respective offices. However, given reduced density needs driven by social distancing requirements, most of our corporate staff will continue working from home for the foreseeable future. From an overall perspective, we continue to measure and monitor our total recordable incident frequency (TRIF) in our manufacturing operations, which has remained below 1.0 since January of this year, more than 75% below industry standards. Moreover, the third quarter of 2020 was the Company’s first ever recordable incident-free quarter.

Revenue of $46.2 million in the third quarter of 2020 was slightly higher than the first two quarters of 2020.  As the ordering and installation of DIRTT solutions tends to occur at the end of the onsite construction process, these sales largely reflect the completion of projects that were in progress at the start of the COVID-19 pandemic and, in some circumstances, subject to COVID-19 induced delays in prior quarters. Healthcare sales represented 36% of total quarterly product and transportation sales, including three large projects over $2.0 million each. One of these projects was with an existing strategic account, while a second was related to delivery of the interior of a modular field hospital. The economic impacts of the pandemic have been regionally dependent, reflecting both infection rates and the related government response in the affected region. In particular, Canadian activity continues to be approximately 52% below 2019 levels and we are experiencing significant slowdowns in the North Eastern United States, which was severely impacted early in the COVID-19 pandemic.

October average daily order entry, which represents orders currently in our factory, has been consistent with the first three quarters of 2020; however, we are seeing indications of softness in our core business for the balance of the year. We believe this is a result of customers reconsidering project design and investment timing, as well as the impacts of a potential second wave of COVID-19 infections. Despite the anticipated slowdown in commercial construction, our newly established commercial capabilities, including improved sales management, upgraded partner network and strategic marketing functions, are expected to gradually build a robust sales pipeline as we become more effective at driving conversion from conventional construction to modular, prefabricated construction in the commercial construction market. The resurgence of COVID-19 infection rates in North America and related potential economic impacts cause significant uncertainty as to when we will see the benefits of these activities.

While the COVID-19 pandemic has brought near-term challenges to our core business, it has provided the opportunity to demonstrate our capabilities to execute on specific COVID-19 driven projects within our healthcare vertical. We have developed four interior and exterior freestanding kiosks for COVID-19 testing and vaccinations that we are marketing to healthcare organizations, retailers and large employers. In addition, in the third quarter, we delivered specifically designed acute care rooms for use in prefabricated temporary hospital spaces to an end customer in the South Eastern United States, as noted above. Given that COVID-19 driven projects are characterized by a shorter sales cycle time, we will continue to pursue these specific healthcare opportunities, which we anticipate may mitigate the softness in our core business.

With work from home conditions negatively impacting workforce effectiveness, companies are beginning to grapple with the challenges of returning to work in their current office environments. In the second quarter, we launched our “Make space for possibilitiesTM” campaign.  This campaign demonstrates how DIRTT solutions meet the evolving needs of individuals, teams and organizations seeking greater adaptability within their workspaces and real estate portfolio.

Within the commercial organization, we continued to implement our strategic plan on a measured and targeted basis. We continue to hire personnel for key roles within the sales and marketing organization. We anticipate continuing to defer some of the hiring originally targeted in our strategic plan until we gain greater clarity on the current market uncertainty. We also made progress onboarding the new Distribution Partners that we added earlier this year. Our total cost of ownership tool remains on track for deployment in the fourth quarter as does the rollout of the second phase of our CRM system in early 2021. Our newly renovated Chicago DXC will open later this month for socially distanced tours and we are in the planning and design phase for our DXC in Dallas, with construction expected to commence during the fourth quarter. We have also reinstituted tours of our New York City and Calgary DXCs on a limited basis. Additionally, we have implemented a live, virtual tour of our Calgary DXC that can be viewed from anywhere in the world.  Finally, we have established a vendor financing program in partnership with a major North American financial institution.  Our financial partner extends credit to our Distribution Partners and clients under this program with no capital commitment or credit exposure to DIRTT.

Within our manufacturing operations, we remain on track to achieve continuous improvement phase by year end as contemplated in our strategic plan. This has included increased production efficiencies at our aluminum manufacturing plants, material yield improvements at our Calgary tile plant, the establishment of strategic sourcing agreements and ongoing enhancements to quality and delivery processes. At our South Carolina tile facility, which is currently under construction, we have received and commenced installation of both the priming and finishing line equipment from the supplier and successfully completed the factory acceptance test of the remaining major equipment components. Receipt of these components into the factory building is expected in the fourth quarter with commissioning activities commencing thereafter. We remain on track for the commencement of commercial operations within the first half of 2021.

Despite challenges, the Company continued to strengthen its financial position and liquidity, as well as aggressively manage its discretionary spending. We benefited from the CEWS program again in the third quarter, qualifying for an additional $4.5 million on top of the $4.3 million received to date, of which $2.7 million is expected to be received in the fourth quarter. In the September 23, 2020 Speech from the Throne, the Canadian government announced its intention to extend the CEWS program to June 2021 and the Department of Finance (Canada) confirmed on October 14, 2020 that the government intends to introduce legislation to implement the extended wage subsidy. We will continue to monitor the program and expect to apply for such subsidies if eligible. During the third quarter, we drew $3.5 million of our U.S. equipment leasing facility to fund the purchases of the primer and finishing lines of the South Carolina plant, with further draws expected upon receipt of the remaining pieces of major equipment. Our current RBC Facility remains undrawn with approximately $13.7 million of availability subject to a covenant holiday that allows us to make draws on the facility to the end of the fourth quarter. We are in discussions with RBC about converting out existing cashflow based facility to an asset backed loan facility with completion of definitive documentation expected in the fourth quarter. Net working capital was $56.7 million at September 30, 2020, compared to $52.2 million at June 30, 2020, including an increase of cash on hand of $50.7 million at September 30, 2020 from $44.6 million at June 30, 2020.

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

EBITDA and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2020 and 2019

The following table presents a reconciliation for the third quarter and year-to-date results of 2020 and 2019 of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Net income (loss) for the period	(2,075)	5,802	(7,120)	3,148
Add back (deduct):
Interest Expense	100	3	196	77
Interest Income	(27)	(228)	(222)	(320)
Income Tax Expense	3,392	1,959	2,190	3,667
Depreciation and Amortization	2,780	2,925	8,673	9,260
EBITDA	4,170	10,461	3,717	15,832
Stock-based Compensation	714	(2,389)	1,600	2,403
Non-cash Foreign Exchange Gain on Debt Revaluation	-	-	-	(211)
Government Subsidies	(4,519)	-	(8,803)	-
Reorganization Expense	-	-	-	2,639
Adjusted EBITDA, as previously presented(1)	365	8,072	(3,486)	20,663
Other Foreign Exchange (Gains) Losses	485	(198)	(874)	973
Adjusted EBITDA	850	7,874	(4,360)	21,636
Net Income (Loss) Margin(2)	(4.5)%	8.9%	(5.5)%	1.6%
Adjusted EBITDA Margin, as previously presented(1)	0.8%	12.3%	(2.7)%	10.6%
Adjusted EBITDA Margin	1.8%	12.0%	(3.4)%	11.1%

(1)	As discussed previously, in prior filings, only foreign exchange movements on debt revaluation was included in Adjusted EBITDA.
(2)	Net income (loss) divided by revenue.

For the three months ended September 30, 2020, Adjusted EBITDA and Adjusted EBITDA Margin decreased to $0.9 million and 1.8% from $7.9 million and 12.0% in the same period of 2019. This reflects a $9.1 million decrease in Adjusted Gross Profit and $0.4 million of increased professional fees and consulting costs in 2020. These reductions in Adjusted EBITDA were partially offset by reduced commissions on lower revenues and decreased spending on travel, meals and entertainment, including tradeshows due to COVID-19 related reductions as well as cost reduction initiatives. In the same period of 2019, we incurred $0.7 million of consulting costs incurred for our sales and marketing plan and $1.4 million of costs related to the listing of the Company’s common shares on Nasdaq in 2019 and recorded a $1.3 million recovery of a legal claims provision that did not recur in 2020.

For the nine months ended September 30, 2020, Adjusted EBITDA and Adjusted EBITDA Margin decreased to a $4.4 million loss and (3.4)% from $21.6 million and 11.1% in the same period of 2019. This decrease reflects a $30.2 million decrease in Adjusted Gross Profit and $2.0 million of costs of underutilized capacity, discussed below, $3.1 million of increased professional fees and consulting costs in 2020 and a $0.6 million increase to our provision for expected credit losses. These decreases were partially offset by lower commissions, and reduced travel, meals and entertainment, including tradeshows due to COVID-19 related reductions as well as cost reduction initiatives. In the same period of 2019, we incurred $2.0 million related to third-party sales and marketing consulting fees and $2.5 million related to listing the Company’s common shares on Nasdaq and recorded a $1.3 million recovery of a legal claims provision that did not reoccur in 2020.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Nine Months Ended September 30, 2020 and 2019

The following table presents a reconciliation for the three and nine months ended September 30, 2020 and 2019 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Gross profit	16,212	24,934	41,743	72,959
Gross profit margin	35.1%	38.1%	32.3%	37.5%
Add: Depreciation and amortization expense	1,959	2,375	6,128	7,114
Adjusted Gross Profit, as previously presented	18,171	27,309	47,871	80,073
Add: Costs of under-utilized capacity	-	-	2,010	-
Adjusted Gross Profit	18,171	27,309	49,881	80,073
Adjusted Gross Profit Margin, as previously presented	39.3%	41.8%	37.0%	41.2%
Adjusted Gross Profit Margin	39.3%	41.8%	38.6%	41.2%

Gross profit and gross profit margin decreased to $16.2 million or 35.1% for the three months ended September 30, 2020, from $24.9 million or 38.1% for the three months ended September 30, 2019. Gross profit and gross profit margin decreased to $41.7 million or 32.3% for the nine months ended September 30, 2020, from $73.0 million or 37.5% for the nine months ended September 30, 2019. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $18.2 million or 39.3% for the three months ended September 30, 2020, from $27.3 million or 41.8% for the three months ended September 30, 2019. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $49.9 million or 38.6% for the nine months ended September 30, 2020, from $80.1 million or 41.2% for the nine months ended September 30, 2019. The decreases are largely due to reduced fixed cost leverage due to reductions in revenues and excess labor capacity prior to headcount reductions discussed below combined with $1.0 million of related severance costs incurred during the first six months of 2020.

During the fourth quarter of 2019, we determined that we were carrying abnormal excess capacity in our manufacturing facilities as a result of the slowdown in sales and determined certain production overheads should be directly expensed in cost of sales, representing production overheads that were not attributable to production. In the first quarter of 2020, we separately classified $2.0 million as costs related to our under-utilized capacity (5% of gross profit margin) in cost of sales. We took steps to manage our excess capacity, including the reduction in staffing by 14%, with a further 12% reduction in April 2020, and the undertaking of planned factory curtailments. The staffing reductions realigned our capacity with then expected activity levels; however, our fixed costs will affect our Adjusted Gross Profit Margin which we expect to remain below historical percentages until sales improve. Prospectively, we expect our fixed cost of sales to be approximately $6.2 million per quarter, and remaining costs of sales to be approximately 53% of revenues comprising materials which are variable, and labor which is quasi-variable as we match our shifts to order volumes.

Following the completion of third-party testing in 2019, we determined that timber included in certain projects installed between 2016 and 2019 potentially did not meet the fire-retardant specifications under which the projects were sold. As a result, we recorded a $2.5 million provision in the fourth quarter of 2019 and have been contacting customers to determine whether remedial actions are required. In the second quarter of 2020, we identified and validated an in-situ solution that we believe will meet the fire-retardant specification under which the projects were sold and reduced the associated provision to $1.3 million, which represents expected costs to prepare impacted sites and apply the in-situ solution. In the third quarter of 2020, we completed building code reviews of the affected projects and determined that the timber as installed met the requisite building code requirements as it related to fire-retardance. Accordingly, we entered into agreements with certain customers and further reduced our timber provision by $0.5 million. We will continue to pursue agreements with the remaining customers. During the nine months ended September 30, 2020, we incurred $0.1 million of costs associated with remediating previously installed timber projects, which were recorded against the provision.

In the first nine months of 2019, we incurred approximately $2.8 million of costs, representing 1.1% of gross profit margin, to mitigate future warping of our tiles. In the first quarter of 2020, we commissioned new equipment to prime our medium density fiberboard (“MDF”). The use of primed MDF addressed the tile warping issues that occurred in late 2018 and early 2019 due to higher than expected moisture absorption. Additionally, our costs associated with remediating deficiencies decreased in the first nine months of 2020.

Results of Operations

Three and Nine Months Ended September 30, 2020, Compared to Three and Nine Months Ended September 30, 2019

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Revenue	46,179	65,385	129,315	194,537
Gross Profit	16,212	24,934	41,743	72,959
Gross Profit Margin	35.1%	38.1%	32.3%	37.5%
Operating Expenses
Sales and Marketing	6,933	8,568	20,518	25,898
General and Administrative	6,903	7,280	20,922	21,033
Operations Support	2,347	2,419	7,130	7,771
Technology and Development	1,959	1,718	6,206	5,881
Stock-based Compensation	714	(2,389)	1,600	2,403
Reorganization	-	-	-	2,639
Total Operating Expenses	18,856	17,596	56,376	65,625
Operating Income (Loss)	(2,644)	7,338	(14,633)	7,334
Operating Margin	(5.7)%	11.2%	(11.3)%	3.8%

Revenue

Revenue reflects sales to our Distribution Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Product	40,212	56,486	113,131	168,321
Transportation	4,179	6,429	11,719	18,644
License fees from Distribution
Partners	330	409	935	1,472
Total product revenue	44,721	63,324	125,785	188,437
Installation and other services	1,458	2,061	3,530	6,100
	46,179	65,385	129,315	194,537

Revenue decreased in the three and nine months ended September 30, 2020 by $19.2 million and $65.2 million or 29% and 34% respectively compared to the same periods of 2019. Revenue decreased due to several factors as discussed above in “– Summary of Financial Results” and “– Outlook”. We have been subject to a disruption in sales activity levels particularly as it relates to larger projects, as discussed below, beginning in 2018 and carrying through the current quarter. This disruption stems from the distraction of significant management changes during 2018 on a long sales cycle combined with the immature and transitional state of our sales and marketing function, which limited our ability to take advantage of growth opportunities in our market. Due to the long sales cycle, particularly for larger projects which can be two years or more, this had a corresponding negative effect on our revenue, especially in the last half of 2019 and continuing into the first half of 2020. This effect has lasted longer than we had anticipated and has been compounded, we believe, by the COVID-19 pandemic. We are in the process of making substantial improvements to our commercial function, as outlined in our strategic plan, including building an appropriate organizational structure, improving the effectiveness of our existing sales force, attracting new sales talent, establishing strategic marketing and lead generation functions, as well as expanding and better supporting our Distribution Partner network. While we believe these actions are critical to driving long-term, sustainable growth, these actions did not have a measurable effect on 2020 revenues.

Our revenues were also directly impacted by the COVID-19 pandemic. We estimated approximately $3.7 million of projects that we were highly confident of second quarter delivery at March 15, 2020 were deferred to future quarters, in addition to opportunities that would normally have come to fruition that were delayed or deferred, the amount of which is not possible to quantify. Of such $3.7 million of projects, $2.4 million have been delivered. These project delays were primarily a result of construction site restrictions imposed by local regulatory authorities, including the effects of social distancing measures. It is uncertain when the remaining projects will be delivered, if at all, and it is highly likely that future projects will also experience similar delays as the COVID-19 pandemic runs its course. While we have not experienced any material cancellations of projects that were underway, it is uncertain as to the impact of the pandemic on future projects that are either in the planning or conceptual stage. See “Risk Factors”.

Installation and other services revenue decreased $0.6 million for the three months ended September 30, 2020 compared to the same period in 2019 and decreased $2.6 million for the nine months ended September 30, 2020 compared to the same period in 2019. The changes in installation revenue are primarily due to the timing of projects and overall sales activity, including the impacts of the COVID-19 pandemic. Except in limited circumstances, our Distribution Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Distribution Partner network to expand our market penetration and ensure best practices are shared across local markets. We currently have 75 Distribution Partners, servicing multiple locations. During the third quarter of 2020, we made several changes and upgrades to our Distribution Partner network, expanding our relationships with new and existing partners and ending our relationships with others. Our clients, as serviced primarily through our Distribution Partners, exist within a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology and hospitality.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Commercial	22,617	42,910	75,987	124,248
Healthcare	15,880	9,192	28,360	32,452
Government	2,762	3,855	9,849	12,267
Education	3,132	6,958	10,654	17,998
License fees from Distribution
Partners	330	409	935	1,472
Total product and transportation revenue	44,721	63,324	125,785	188,437
Installation and other services	1,458	2,061	3,530	6,100
	46,179	65,385	129,315	194,537

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in %)		(in %)
Commercial	51	68	61	66
Healthcare	36	15	23	17
Government	6	6	8	7
Education	7	11	8	10
Total Product Revenue(1)	100	100	100	100

(1)	Excludes license fees from Distribution Partners

Revenue decreased by 29% and 34% respectively in the three and nine months ended September 30, 2020 over the same periods in 2019 and was driven primarily by decreased commercial sales which reflects the disruption in sales activity levels noted above. Commercial revenues were lower due to the completion of a major project in the first nine months of 2019 that was not replaced and the impact of COVID-19 on construction activity. Increased healthcare sales in the third quarter of 2020 reflect the completion of three large projects over $2.0 million each. One of these projects was with an existing strategic account while a second related to the delivery of the interior of a modular field hospital.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States, with periodic international projects from North American Distribution Partners. The following table presents our third quarter and year-to-date revenue dispersion by geography:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Canada	4,340	8,956	14,667	24,795
U.S.	41,839	56,429	114,648	169,742
	46,179	65,385	129,315	194,537

The economic impacts of the pandemic have been regionally dependent, reflecting both infection rates and the related government response in the affected region. In particular, Canadian activity in 2020 was approximately 52% and 41% lower than 2019 revenue in the three and nine month periods, respectively. We also experienced significant slowdowns in the North Eastern United States which was severely impacted early in the pandemic.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.6 million and $5.4 million to $6.9 million and $20.5 million for the three and nine months ended September 30, 2020, from $8.6 million and $25.9 million for the three and nine months ended September 30, 2019. The decreases were largely related to a reduction in commission expenses on lower revenues and lower travel, meals and entertainment expenses during the three and nine months ended September 30, 2020 due to restrictions on travel as a result of COVID-19, the cancellation of Connext and other tradeshows as well as continued attention to cost discipline. As economies re-open, we anticipate travel and entertainment expenses to increase over current levels, the timing and amount of which, however, are indeterminate. These reductions were partially offset by $0.3 million and $0.1 million of increased salaries and wages expense in the three and nine month periods, respectively. Included in sales and marketing expenses in the three and nine months ended September 30, 2019 was $0.7 million and $2.0 million, respectively of consulting costs related to our sales and marketing plan that did not recur in 2020.

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

General and Administrative Expenses

General and administrative expenses (“G&A”) decreased $0.4 million to $6.9 million for the three months ended September 30, 2020 from $7.3 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, general and administrative expenses decreased $0.1 million to $20.9 million from $21.0 million for the nine months ended September 30, 2019.

For the three months ended September 30, 2020, the decrease was the result of expense reductions partially offset by a $0.5 million increase in professional fees. During the third quarter of 2019, we incurred $1.4 million of expenses related to the listing of our common shares on Nasdaq, offset by a $1.3 million reversal of a legal claims provision, neither of which recurred in 2020. For the nine months ended September 30, 2020, the decrease was the result of expense reductions offset by $3.8 million of increased professional fees, and we recorded a $0.6 million provision for expected credit losses against our accounts receivable balances. During the nine months ended September 30, 2019, we incurred $2.5 million of expenses related to the listing of our common shares on Nasdaq, offset by the reversal of the $1.3 million claims provision noted above, neither of which recurred in 2020.

Operations Support Expenses

Operations support expenditures include the fixed costs associated with delivery and project management of DIRTT solutions. Operations support expenses decreased by $0.1 million to $2.3 million from $2.4 million in the prior year period. Operations support costs decreased $0.7 million to $7.1 million for the nine months ended September 30, 2020 from $7.8 million for the same period of 2019. Decreases in consulting costs were partially offset by increases in personnel costs due to increased headcount to better support project execution and support of our Distribution Partners. In the three and nine months ended September 30, 2019, we incurred $0.7 million and $1.1 million of consulting costs, respectively, to assist with the rectification of the tile warping issue.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses increased by $0.3 million to $2.0 million for the three months ended September 30, 2020, compared to $1.7 million for the three months ended September 30, 2019 and increased $0.3 million to $6.2 million from $5.9 million for the nine months then ended.

Stock-Based Compensation

In the third quarter of 2018, we determined that we no longer qualified as a Foreign Private Issuer (“FPI”) under the rules of the SEC. To minimize any undue effects on employees, our board of directors approved the availability of a cash surrender feature for certain options, including options issued under our Amended and Restated Incentive Stock Option Plan (“Option Plan”), until such time as we requalified as a FPI or we registered our common shares with the SEC. Accordingly, we accounted for the fair value of outstanding options at the end of September 30, 2019 as a liability, with changes in the liability recorded through net income as a stock-based compensation fair value adjustment. On October 9, 2019, we ceased allowing cash surrender of options and returned to equity accounting under the Option Plan without quarterly fair value adjustments at that date.

Stock-based compensation expense for the three months ended September 30, 2020 was $0.7 million, compared to a $2.4 million recovery for the same period of 2019. For the nine months ended September 30, 2020, stock-based compensation was $1.6 million compared to $2.4 million for the same period of 2019. Stock-based compensation for the third quarter of 2019 included a fair value adjustment on cash settled options, as explained above.

Reorganization Expenses

In the first nine months of 2019, we incurred $2.6 million of reorganization expenses, including severance payments and related legal and consulting costs associated with management and organizational changes. We do not consider current period severances related to our plant workforce to be reorganization expenses in nature.

Government Subsidies

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government has established the CEWS on April 11, 2020, applicable retroactively to March 15, 2020. Under the CEWS, the Company may be eligible for a taxable subsidy of up to 75% of wages paid to Canadian employees to July 4, 2020, depending on the Company meeting certain revenue decline thresholds. The CEWS was subsequently extended through December 19, 2020, with the amount of the subsidy varying depending on the scale of the Canadian revenue decline. Effective July 5, 2020, the CEWS  provides the Company with a taxable subsidy for wages paid to Canadian employees of up to 60%, with the amount of the subsidy varying depending on the scale of Canadian revenue decline and the maximum subsidy being reduced from 60% over the period, provided that, through August 29th, the Company qualifies for a CEWS subsidy that is at least as generous as under the original CEWS program. Further, a top-up subsidy of up to 85% of wages paid to Canadian employees is also available if the Company has a 3-month average revenue drop in Canadian-sourced revenue of more than 50% and certain other requirements are satisfied. The requirements for the CEWS from November 22 to December 21, 2020 have not yet been released. The minority Canadian government has proposed extending the CEWS until June 2021, but the legislation for such extension has not yet been released.

We were eligible to receive $4.5 million and $8.8 million for the three and nine months ended September 30, 2020, respectively under the CEWS. We will continue to assess our eligibility on an ongoing basis for as long as the program is available.

Income Tax

The provision for income taxes is comprised of U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Income tax expense for the three months ended September 30, 2020 was $3.4 million, compared to $2.0 million for the same period of 2019 and income tax expense for the nine months ended September 30, 2020 was $2.2 million, as compared to a $3.7 million expense for the same period of 2019. In the third quarter of 2020, DIRTT recorded a full valuation allowance of $3.1 million against Canadian deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada to fully deduct historical losses. The Company will maintain deferred tax assets on the U.S. Company’s books as the U.S. entity has a cumulative history of taxable income. As at September 30, 2020, we had C$38.1 million of loss carry-forwards in Canada and none in the United States. These loss carry-forwards will begin to expire in 2032.

Net Income (loss)

Net loss was $2.1 million or $(0.02) net loss per share in the third quarter of 2020, compared to net income of $5.8 million or $0.07 net income per share for the third quarter of 2019. The decrease in net income is attributable to the above noted reduction in gross profit , a $1.3 million increase in operating expenses, a $0.7 million increase in foreign exchange loss and a $1.4 million increase in income tax expense, partially offset by $4.5 million in government subsidies. Net loss for the nine months ended September 30, 2020 was $7.1 million or $(0.08) net loss per share compared to $3.1 million or $0.04 net income per share in the nine months ended September 30, 2019. Compared to the prior year period, the increase in net loss is attributable to the above noted reduction in gross profit, partially offset by a $9.2 million reduction in operating costs, increased foreign exchange gains of $1.6 million, government subsidies of $8.8 million and lower income taxes of $1.5 million.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2020 totaled $50.7 million, an increase of $3.5 million from $47.2 million at December 31, 2019.

In July 2019, we entered into a C$50.0 million senior secured revolving credit facility with the RBC. Draw-downs under the RBC Facility are available in both Canadian and U.S. dollars. As a result of our decline in revenues, discussed previously, and the potential impact of the COVID-19 pandemic on our outlook, we entered into a letter agreement with RBC during the second quarter. Under the Letter Agreement, the Covenants are waived for the June 30 and September 30, 2020 quarterly measurement dates. During the Covenant Holiday Period the Company is able to borrow to a maximum of 75% of eligible accounts receivable and 25% of eligible inventory, less priority payables, subject to an aggregate limit of C$50.0 million including amounts borrowed under the Leasing Facilities, described below. During the Covenant Holiday Period, the Company is required to maintain a cash balance of $10.0 million if no loans are drawn under the facility, have Adjusted EBITDA of not less than a loss of $7.0 million and $16.5 million for the twelve month periods ended June 30 and September 30, 2020, and make capital expenditures of no more than $10.7 million during the Covenant Holiday Period. As at September 30, 2020, the RBC Facility was undrawn and the available borrowing base was $11.6 million. We are in discussions with RBC about converting our existing cashflow based facility to an asset backed loan facility with completion of definitive documentation expected in the fourth quarter.

During the second quarter of 2020, we entered into a C$5.0 million equipment leasing facility in Canada and a $16.0 million equipment leasing facility in the United States, which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 4.5%. The U.S. leasing facility is extendible for an additional year. During the second quarter of 2020, we borrowed C$3.6 million ($2.6 million) against the Canadian Leasing Facility and we borrowed $3.5 million against the U.S. Leasing Facility in September 2020 for equipment at the South Carolina Facility.

In light of the uncertainty caused by the near and potential mid-term impacts of the COVID-19 pandemic, we have evaluated multiple downside scenarios and have implemented cost control and expenditure management processes. Based on these analyses and the implementation of these spending control processes, we believe that existing cash and cash equivalents combined with increased liquidity from the aforementioned leasing facilities should, except in very extreme cases, be sufficient to support ongoing working capital and capital expenditure requirements for at least the next twelve months.

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

Since our inception, we have financed operations primarily through cash flows from operations, long-term debt, and the sale of equity securities. Over the past three years, we have funded our operations and capital expenditures through a combination of cash flow from operations and cash on hand. We had no amounts outstanding under the RBC Facility and $6.0 million outstanding under the Leasing Facilities as of September 30, 2020.

The following table summarizes our consolidated cash flows for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Net cash flows provided by operating activities	5,778	3,000	7,395	17,881
Net cash flows used in investing activities	(3,262)	(5,074)	(9,679)	(10,144)
Net cash provided by (used in) financing activities	3,455	61	5,982	(5,484)
Effect of foreign exchange on cash and cash equivalents	103	(81)	(172)	977
Net increase (decrease) in cash and cash equivalents	6,074	(2,094)	3,526	3,230
Cash and cash equivalents, beginning of period	44,626	58,736	47,174	53,412
Cash and cash equivalents, end of period	50,700	56,642	50,700	56,642

Operating Activities

Net cash flows provided by operating activities was $5.8 million and $7.4 million for the three and nine months ended September 30, 2020, respectively, compared to net cash flows provided by operating activities of $3.0 million and $17.9 million in the corresponding periods of 2019. For the three months ended September 30, 2020, the increase in cash flows from operations is largely due to the impact of government subsidies, collections of trade accounts receivable and increases in customer deposits and deferred revenue, offset by a decrease in revenues and a reduction in trade accounts payable and other liabilities. For the nine months ended September 30, 2020, the increase is mainly due to the reasons discussed above.

Investing Activities

For the three and nine months ended September 30, 2020, we invested $2.6 million and $7.4 million, respectively, in property, plant and equipment compared to $4.2 million and $7.9 million in the respective prior year periods. The increase is primarily due to capital investments in manufacturing facilities including the South Carolina Facility. We invested $0.9 million and $2.8 million on capitalized software during the three and nine months ended September 30, 2020, respectively, as compared to $0.9 million and $2.5 million in the three and nine months ended September 30, 2019.

Financing Activities

During the three and nine months ended September 30, 2020, $3.5 million was received under the Leasing Facilities and C$3.6 million ($2.6 million) was drawn on the Leasing Facilities during the second quarter of 2020, of which $0.1 million of payments were made during the current quarter. We repaid the balance of $5.6 million on long-term debt outstanding and related interest during the first quarter of 2019.

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

Credit Facilities

On July 19, 2019, we entered into the RBC Facility, a C$50.0 million senior secured revolving credit facility RBC. The RBC Facility has a three- year term and can be extended for up to two additional years at our option. Interest is calculated at the Canadian or U.S. prime rate with no adjustment, or the bankers’ acceptance rate plus 125 basis points. We are required to comply with certain financial covenants under the RBC Facility, including maintaining a minimum fixed charge coverage ratio of 1.15:1 and a maximum debt to Adjusted EBITDA ratio of 3.0:1 on a trailing four quarter basis. We are also required to comply with certain non-financial covenants, including, among other things, covenants restricting our ability to (i) dispose of our property, (ii) enter into certain transactions intended to effect or otherwise permit a material change in our corporate or capital structure, (iii) incur any debt, other than permitted debt, and (iv) permit certain encumbrances on our property. At September 30, 2020, we had no amounts drawn on our RBC Facility.

As a result of our decline in revenues, discussed previously, and the potential impact of the COVID-19 pandemic on our outlook, we entered into a Letter Agreement with RBC during the second quarter. Under the Letter Agreement, the Covenants are waived for the June 30 and September 30, 2020 quarterly measurement dates. During the Covenant Holiday Period the Company is able to borrow to a maximum of 75% of eligible accounts receivable and 25% of eligible inventory, less priority payables, subject to an aggregate limit of C$50.0 million including amounts borrowed under the Leasing Facilities. During the Covenant Holiday Period the Company is required to maintain a cash balance of $10.0 million if no loans are drawn under the facility, have Adjusted EBITDA of not less than a loss of $7.0 and $16.5 million for the twelve month period ended September 30, 2020, and make capital expenditures of no more than $10.7 million during the Covenant Holiday Period. As at September 30, 2020, the RBC Facility was undrawn and the available borrowing base was $11.6 million.

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

During the second quarter of 2020, the Company entered into a C$5.0 million equipment leasing facility in Canada and a $16.0 million equipment leasing facility in the United States, which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 4.5%. The U.S. leasing facility is extendible for an additional year. During the second quarter of 2020, the Company received C$3.6 million ($2.6 million) of cash consideration and commenced the lease term for the Canadian equipment expenditures. The Company received $3.5 million of cash consideration under the U.S. leasing facility and commenced the lease term for the U.S. equipment expenditures during the quarter ended September 30, 2020.

Contractual Obligations

There have been no material changes in our contractual obligations during the nine months ended September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K, other than commitments related to the South Carolina Plant, and related to the forthcoming DXC in Plano, Texas, as described in Note 11, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 4, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report, we adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments”. Adoption of this amendment has impacted the way we determine expected credit loss on trade receivables. The methodology now applied has been explained in the referenced note.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 4, “Adoption of New and Revised Accounting Standards” to our interim condensed consolidated financial statements and “–Significant Accounting Policies and Estimates” in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Credit risk

The overall change and uncertainty in the economy as a result of the COVID-19 pandemic has caused us to increase our expectation of credit losses during the first quarter of 2020, and additionally, we believe the COVID-19 pandemic has affected the ability of certain Distribution Partners and other customers to pay amounts owed or owing to DIRTT due to the impact of local shut-downs on businesses in certain markets. Accordingly, we have increased our provision for expected credit losses by $0.6 million to $0.7 million during the nine months ended September 30, 2020 and we have implemented trade credit insurance for eligible accounts receivables that have arisen since April 1, 2020.

Foreign exchange risk

The strengthening of the U.S. dollar against the Canadian dollar during 2020, resulted in a reduction in Canadian dollar denominated revenues and a reduction in reported operating expenses, as approximately 50% of our expenditures are denominated in Canadian dollars. If the foreign exchange rate moves in the opposite direction it will have a negative impact on our reported results.

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

As required by Rules 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On August 6, 2020, we filed a federal patent infringement lawsuit in the United States District Court for the Northern District of Illinois against Falkbuilt Ltd. (“Falkbuilt”) seeking remedies for infringement of several of the claims contained in one of the Company’s many patents related to its ICE® technology, in particular our “mixed-reality architectural design environment” patent issued by the United States Patent and Trademark Office on November 5, 2019 (the “ ‘814 Patent”). The complaint alleges, among other things, that Falkbuilt’s Echo Dome system violates the Company’s ‘814 Patent, and seeks to enjoin Falkbuilt and its respective affiliates and licensees (including its “Branches” and customers) from infringing the ‘814 Patent by using the Echo Dome system or otherwise. The complaint seeks (i) a judgment that that the ‘814 Patent has been infringed, (ii) a permanent injunction against the infringement, (iii) damages for infringement, including enhanced damages for willful infringement as well as pre-and post-judgment interest, costs, and disbursements under 35 USC s. 284, and (iv) reasonable attorneys’ fees. On October 23, 2020, Falkbuilt filed an answer claiming that the ‘814 patent is not infringed and is invalid. It is our position that Falkbuilt cannot challenge the validity of the ‘814 Patent under the doctrine of assignor estoppel.

As previously reported in our Annual Report on Form 10-K, on December 11, 2019, we filed a federal lawsuit in the U.S. District Court of Utah against Falkbuilt Ltd. (“Falkbuilt”), Falk Mountain States, LLC, Kristy Henderson, and former DIRTT employee Lance Henderson seeking to stop the defendants from misappropriating DIRTT’s confidential information, trade secrets, business intelligence and customer information, and using that information to advance Falkbuilt’s business to the detriment of DIRTT (the “US Misappropriation Case”). On September 4, 2020, we filed a motion for leave to file an amended complaint adding Mogens Smed as an individual defendant, and adding claims that Falkbuilt and Mr. Smed have engaged in false advertising in violation of the United States Lanham Act, the Colorado Consumer Protection Act, the Ohio Deceptive Trade Practices Act by misrepresenting the nature and character of Falkbuilt’s goods and service, by drawing false comparisons between DIRTT’s products and Falkbuilt’s products, by repeatedly and falsely representing an association or affiliation with DIRTT and co-opting DIRTT’s brand and reputation, and passing off Falkbuilt as “the new DIRTT” and “DIRTT 2.0”. On October 20, 2020, the court granted DIRTT’s motion for leave to file the amended complaint.

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

Adverse economic and market conditions could also have a negative effect on others on whom our business depends, such as our suppliers, Distribution Partners, customers, and third-party contractors, which may cause them to fail to meet their obligations to us. Additionally, we are working closely with our Distribution Partners to understand expected activity levels and are actively monitoring our opportunity pipeline and our daily order entry relative to our plant capacity and labor force requirements. However, we believe the COVID-19 pandemic has affected the ability of certain Distribution Partners to pay amounts owed or owing to us due to the impact of local shut-downs on businesses in certain markets. We increased our expected credit losses for the nine months ended September 30, 2020 by $0.6 million to reflect increased collection risk related to certain Distribution Partners. We also implemented methods to further decrease our credit risk exposure, including implementing trade credit insurance for eligible accounts receivables that have arisen since April 1, 2020.

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

Date: November 4, 2020