Form 10-K
period 2020-12-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2021-02-24
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on June 30, 2020, was $102,464,450.

The registrant had 84,681,364 common shares outstanding as of February 24, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual and Special Meeting of Shareholders, scheduled to be held on May 6, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Currency and Exchange Rate Information

Unless otherwise indicated, references in this Annual Report to “$” or “dollars” are expressed in U.S. dollars (US$). References in this Annual Report to Canadian dollars are noted as “C$.”

Our consolidated financial statements that are included in this Annual Report are presented in U.S. dollars. Unless otherwise stated, all figures presented in Canadian dollars and translated into U.S. dollars were calculated using the daily average exchange rate as reported by the H.10 statistical release of the Board of Governors of the Federal Reserve System on January 29, 2021 of C$1.2776 = US$1.00.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular and without limitation, this Annual Report contains forward-looking information pertaining to the effect of our strategic priorities on increasing value creation; the availability of additional or substitute manufacturing space and the Company’s expectations regarding the building of a new combined tile and millwork facility in Rock Hill, South Carolina; the effect that complying with applicable law and regulations, current claims against the Company and expiring patents will have on the Company’s business, financial condition, results of operations and growth prospects; and the effect the rating systems established by the U.S. Green Building Council will have on demand for products, systems and services in the U.S. market. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the coronavirus (“COVID-19”) pandemic and related economic repercussions and other risks described in Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report. These factors include, but are not limited to, the following:

•	the impact of the COVID-19 pandemic on our business
•	our ability to implement our strategic plan;
•	our ability to maintain and manage growth effectively;
•	competition in the interior construction industry;
•	competitive behaviors by our co-founders and former executives;
•	our reliance on our network of Distribution Partners (as defined herein) for sales, marketing and installation of our solutions;
•	our ability to introduce new designs, solutions and technology and gain client and market acceptance;
•	defects in our designing and manufacturing software and warranty and product liability claims brought against us;
•	material fluctuations of commodity prices, including raw materials;
•	shortages of supplies of certain key components and materials or disruption in supplies due to global events;
•	global economic, political and social conditions and financial markets;
•	our exposure to currency exchange rates, tax rates and other fluctuations, including those resulting from changes in laws or administrative practice;
•	legal and regulatory proceedings brought against us;
•	infringement on our patents and other intellectual property;
•	cyber-attacks and other security breaches of our information and technology systems;
•	damage to our information technology and software systems;
•	our requirements to comply with applicable environmental, health and safety laws;
•	our ability to generate sufficient revenue to achieve and sustain profitability;
•	our periodic fluctuations in results of operations and financial conditions;

•	volatility of our share price;
•	the effect of being governed by the corporate laws of Alberta, Canada, including obstacles to investors seeking to acquire control of our company;
•	the effect of being governed by the corporate laws of a foreign country, including the difficulty of enforcing civil liabilities against directors and officers residing in a foreign country;
•	turnover of our key executives and difficulties in recruiting or retaining key employees;
•	the availability of capital or financing on acceptable terms, which may impair our ability to make investments in the business;
•	future mergers, acquisitions, agreements, consolidations or other corporate transactions we may engage in; and
•	other factors and risks described under the heading “Risk Factors” in Item 1A. of this Annual Report.

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

Our ICE Software allows us to sell, design, visualize (including 3D virtual reality modeling of interiors), configure, price, communicate, engineer, specify, order and manage projects, thereby reducing challenges associated with traditional construction, including cost overruns, change orders, inconsistent quality, delays and material waste. While other software programs and virtual reality tools are used in the architectural and construction industries, we believe our ICE Software provides end-to-end integration and management, from design through engineering, manufacturing and installation. Our interior construction solutions include prefabricated, customized interior modular walls, ceilings, and floors; decorative and functional millwork; power infrastructure; network infrastructure; and pre-installed medical gas piping systems. We strive to incorporate environmentally sustainable materials and reusable components into our solutions while creating flexible, functional and well-designed environments for the people who will use them.

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

We will provide without charge to you, upon your request, a copy of our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC and the applicable securities commissions or similar regulatory authorities in Canada. Requests for copies should be addressed to 7303 30th Street S.E., Calgary, Alberta, T2C 1N6, Canada, Attention: Investor Relations.

Our Solutions

We offer a wide array of interior construction solutions powered by technology that address the challenges inherent in traditional interior designing and construction methods. Unlike traditional interior construction, including traditional prefabricated products, our solutions do not have predetermined shapes, sizes or configurations, so clients are free to design any shape, size or configuration that is necessary to meet their needs. Our design and visualization technologies integrate with our manufacturing capabilities and enable short and precise manufacturing times. With a strong network of Distribution Partners, we are able to complete an interior construction project in as few as 30 days, from visualization and completion of design to installation and move-in. Because our solutions remain highly adaptable over time, clients are able to change and customize our solutions even after installation to maintain satisfaction with the functionality and aesthetics of their space as their needs change.

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

DIRTT Networks

Prefabricated pre-tested and componentized passive optical networks utilizing single mode fiber cables instead of traditional copper cables. Similar to DIRTT Power, data infrastructure components arrive on the job site pre-cut to correct lengths and with components ready for quick-connect installation and use.

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

ICE® Software

Our manufacturing approach is built on a foundation of technology, the core of which is our proprietary ICE Software. We use ICE to sell, design, visualize, configure, price, communicate, engineer, construct, specify, order and manage projects. ICE enables us to efficiently manufacture fully custom interiors while addressing challenges associated with traditional construction, including cost overruns, inconsistent quality, delays and significant material waste. ICE also gives our clients control over the look, cost and timing of their interior construction projects.

Clients typically engage an architect or designer and initially design their interior including space planning, materials, colors, finishes, which are then often presented in two-dimensional renderings or a building information model (“BIM”). A Distribution Partner imports this design into ICE and prices projects in real time. Clients can make changes after the design is imported into ICE, which will immediately be reflected in the price quote. Throughout these iterations, clients can explore and walk through their proposed space in immersive and interactive 3D virtual reality, on-screen computer renderings, and floorplan details so they can more readily understand the design. Throughout every stage of the process design changes can be made easily and in real time. We believe this is a significantly enhanced experience for our clients as compared with the experience of reviewing a two-dimensional blueprint or CAD drawing or user expertise intensive BIM file. In addition to the ICE tools that enable these experiences at each of our Distribution Partners, we currently have four specialized virtual reality walk-through centers, including one at our corporate headquarters, that allow clients to use virtual reality headsets to physically walk through a 3D virtual reality model of their design. ICE’s virtual and augmented reality technology, including applications for phones, tablets and PCs, allows project stakeholders in different physical locations to meet in real time to visualize, move about, interact with, discuss and edit their future spaces without having to visit one of our virtual reality walk-through centers. ICE also provides the ability to export a BIM file for use in design reviews of an entire project consisting of non-DIRTT construction elements coming from many different types of software.

Once the client is satisfied with the design in ICE, the specifications are transmitted to our manufacturing facilities, where the physical product solutions are created to the exact design standards and specifications set forth in the design. ICE’s detailed bill of material data output is key to managing the many aspects of the manufacturing process, including product inventory and cataloguing, price quotation, order submission, parts manufacturing, and production management, thereby facilitating the delivery of custom solutions with shorter production times. We allocate production among our manufacturing facilities based on proximity to the job site and available capacity. ICE’s information allows a project to be tracked in detail across the entire life of the project, from sales, production, delivery, and installation. The ICE file (containing a project’s engineering and manufacturing data) generated during the design and specification process is preserved and can be used for optimizing future reconfigurations, renovations, technology integration initiatives and changes to a client’s space at lower cost than traditional construction methods.

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

In combination with a focus on cost-discipline, a continuous improvement philosophy, and a focused approach to capital investment, we believe these strategic priorities will drive increased value creation for our employees, clients, Distribution Partners, and shareholders.

Our Competitive Strengths

We believe the following attributes provide us with competitive strengths in the interior solutions manufacturing industry:

•

Leader in Integrated Design and Manufacturing Technology. We believe our ICE Software is the only interior construction technology that efficiently integrates the design, configuration, and virtual reality visualization processes with the manufacturing process. The use of 3D technology in a design environment, utilizing video game technology for real time decision making, is an approach pioneered by DIRTT.
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

•

Outcome. Our interior spaces look like the images our clients expect from the design drawings and virtual visualizations, because those same drawings and visualizations drive the manufacturing process. Plumbing, electrical, A/V and data networks are integrated into the architecture of our DIRTT Solutions. For example, DIRTT Walls carry an aesthetic of permanent walls, but if an IT or facilities team needs to get inside the wall for any reason, they can use a tool to remove the surface of the wall to examine the wall cavity quickly, cleanly and quietly. This eliminates the need to knock down, and then patch and repaint, drywall or reconfigure fixtures and cabinetry. Our modular designs offer flexibility and interconnectivity with any technology, furniture, millwork or DIRTT Solutions that were previously used or that will be used in the future, allowing clients to reconfigure and repurpose their space while reducing disruptive and time-consuming demolition and waste removal.

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

As part of our distribution agreements, our 72 Distribution Partners are typically required to invest in their own DIRTT Experience Center (“DXC”) so that they are able to effectively showcase DIRTT Solutions. These DXCs are showrooms that provide mock-ups of DIRTT Solutions and related product offerings. As well, DIRTT maintains DXCs in Calgary, Toronto, Chicago, New York City, Savannah, Phoenix, Salt Lake City, with an additional DXC under construction in Dallas.

Our Distribution Partners operate under agreements that outline sales goals and marketing territories which are generally non-exclusive. We expect our Distribution Partners to build regional DIRTT-dedicated teams (sales, design and project management) and to use our ICE Software in the sales process. In addition to sales and marketing, our Distribution Partners provide value throughout the construction process. At the pre-construction stage, Distribution Partners provide design assistance services to the architect and designer; throughout the construction process, Distribution Partners act as a specialty subcontractor to the general contractor and provide installation and other construction services. Post-move in, Distribution Partners provide warranty work, ongoing maintenance and reconfiguring support. Local DIRTT sales representatives work closely with the Distribution Partners throughout the process to ensure successful project implementation and the highest client satisfaction. Distribution Partners generally place orders for DIRTT Solutions directly with us and pay us directly for such orders.

We have the ability to bring on new Distribution Partners in a wide range of geographic areas, which permits us to quickly establish a presence in new market areas. Our Distribution Partners also scale our virtual reality technology, such as our phone- and tablet-based applications, to fit their capacity and needs.

At December 31, 2020, we had a total of 72 Distribution Partners and 61 sales representatives across North America. We are not dependent on any one Distribution Partner or sales representative.

Manufacturing and Properties

Our DIRTT Solutions are manufactured at our facilities in Calgary, Alberta; Phoenix, Arizona; and Savannah, Georgia. Our wall surfaces (which we call tiles), millwork and timber solutions are manufactured in Calgary, while aluminum, glass and power components are manufactured at all three locations. Through distributed manufacturing we can shift production of some components among our manufacturing sites, reduce transportation times and costs, and meet targeted lead times. In 2019, we conducted an evaluation of our aluminum, tile and millwork capacities under various growth scenarios and concluded that the capacity of our aluminum manufacturing facilities is currently sufficient to support our anticipated growth. Given the longer lead time to acquire tile and millwork manufacturing equipment, combined with a lack of redundancy in those manufacturing facilities, we also concluded that we should commence construction of a new combined tile and millwork facility. In the fourth quarter of 2019, we entered into a lease for a building located in Rock Hill, South Carolina, which will provide for approximately 130,000 square feet of manufacturing space for the combined tile and millwork factory. We currently expect construction of this factory to be substantially completed and commissioned in the second quarter of 2021. Should the need arise, we have the expansion rights to lease an additional 130,000 square feet of space. Should we experience additional growth, we may need to add or expand additional manufacturing facilities.

Suppliers and Raw Materials

Our inventory balances consist primarily of raw materials, which are kept on hand as components of our custom manufacturing process. Managing our raw material inventory is essential to our business, given our short lead times from order to shipment and our high level of order customization. Our key manufacturing materials are aluminum, hardware, wood and glass. For the twelve months ended December 31, 2020, aluminum accounted for approximately 30.9% of our purchased materials, while hardware, wood and glass accounted for approximately 14.1%, 11.2%, and 7.2%, respectively. While we maintain multiple suppliers for key materials, for the twelve months ended December 31, 2020, two suppliers accounted for approximately 28% and 24% of our aluminum supply, two suppliers accounted for approximately 50% and 46% of our wood supply and one supplier accounted for approximately 41% of our hardware supply.

Materials are sourced domestically and, to a much lesser extent, overseas. Approximately 97% of our materials are manufactured and purchased in North America. Purchase decisions are made on the basis of cost, quality and ability to meet delivery requirements. We do not typically enter into long-term agreements with suppliers. In general, adequate supplies of raw materials are available to all our operations, although aluminum purchases may be subject to market capacity constraints.

Technology and Development

We continue to focus on developing client-centric innovations and enhancements of both ICE Software and DIRTT Solutions with a primary focus on improving client experience, increasing market penetration and growing key markets. At December 31, 2020, we employed 105 employees within our technology and development groups and, including capitalized amounts, invested $11.6 million, $11.3 million and $9.4 million in 2020, 2019 and 2018, respectively, in innovation activities.

Clients

DIRTT’s principal geographic markets are the United States, Canada, and, to a more limited extent, select international markets. Our revenue is derived almost entirely from projects in North America sold by our North American Distribution Partners.

Our revenue opportunities primarily come from commercial projects, including both new construction projects and renovations of existing buildings. Clients range from small owner-managed businesses to multinational Fortune 500 companies across a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology and hospitality. We view DIRTT Solutions as generally industry agnostic, with applications in many different industries with minimal adjustments. We are not dependent on any one client or industry segment. No single client represented more than 10% of our revenue for the years ended December 31, 2020, 2019 or 2018.

Competition

The overall market for interior construction is fragmented and highly competitive. The principal competitive factors in the interior construction industry include price (including cost certainty), speed, quality, customization and service. Our main competitors are comprised primarily of conventional construction firms, individual tradespeople (including framers, drywall installers, and interior product designers) and modular systems manufacturers. Additionally, conventional construction firms are beginning to develop customizable wall paneling and other interior construction solutions and may directly compete with our DIRTT Solutions. We also compete with commercial furniture manufacturers, such as Teknion Corporation, Haworth Inc. and Allsteel Inc., who offer a variety of prefabricated interior wall solutions. We expect competition to increase as new entrants or solutions enter the interior construction market. See Item 1A. “Risk Factors”.

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

Due to the fixed nature of certain of our manufacturing costs, such as our facilities leases and related indirect operating costs, periods of higher revenue volume tend to generate higher gross profit and operating income margins while periods of lower volume tend to result in lower gross profit and operating income margins. Quarters that contain consistent monthly manufacturing volumes tend to generate higher gross profit than those where manufacturing levels vary significantly from month to month.

Patent and Intellectual Property Rights

Our success depends, in part, upon our intellectual property rights relating to our products, production processes, our technology, including our ICE Software, and other operations. We rely on a combination of trade secret, nondisclosure and other contractual arrangements, as well as patent, copyright and trademark laws, to protect our proprietary rights and competitive advantage. We register our patents and trademarks as we deem appropriate and take measures to defend patents where we deem others are infringing on our patents. The following table presents the status as of December 31, 2020 of our issued and pending patents relating to various aspects of DIRTT Solutions and ICE Software:

	Granted	Applications
Jurisdiction	Patents	Pending
Canada	63	41
United States	108	21
European Union	40	34
Singapore	21	5
Patent Cooperation Treaty	-	14
Other	57	4
Total	289	119

Our issued patents expire between 2021 and 2039. We do not believe that the expiration of any individual patent will have a material adverse effect on our business, financial condition or results of operations. As we develop innovations and new technology, we expect to file additional and supplemental patents to protect our rights in those innovations and new technology.

Sustainability and Environmental Matters

Conventional construction typically generates substantial waste. According to the Environmental Protection Agency’s 2018 Fact Sheet, approximately 189 million tons of building construction and demolition waste was generated in 2018, approximately 30% of which was related to wood products, drywall and plasters. Imprecise calculations or last-minute design changes may result in excess materials on the job site, such as wiring, drywall, wood, paint and flooring, that are sometimes unable to be reused or recycled. Measuring and cutting materials on-site leads to scrap waste that generally is sent to landfills. Sustainability is an integral component of our corporate brand identity and DIRTT Solutions. DIRTT Solutions are designed for disassembly, are form-fit and allow for less materials waste throughout the manufacturing and installation process. We integrate environmentally friendly elements into our business wherever possible, including utilizing solar energy at most of our factories to offset a portion of the cost of electricity and the environmental impact of our operations, and utilizing materials with high recycled content in our DIRTT Solutions. We also ship DIRTT Solutions with recyclable or reusable packing and shipping materials.

The adoption of environmentally responsible building codes and standards, such as the Leadership in Energy and Environmental Design (“LEED”) rating system established by the U.S. Green Building Council, also has the potential to increase demand for products, systems and services that contribute to building sustainable spaces. All of our DIRTT Solutions can contribute to the award of LEED credits and other green building rating systems. We continue to develop new products, systems and services to address market demand for products that enable construction of buildings that require fewer natural resources to build, operate and maintain. Our EnzoTM line of wall components received the Canadian Green Building Council’s Green Building Product of the Year Award in 2015 due to its ingenuity and application, particularly as a benefit to healthcare facilities. With the help of Climate Earth Inc., in 2014 DIRTT was the first modular wall manufacturer to complete a full scope Life Cycle Assessment, resulting in 15 Environmental Product Declarations. In May 2019, we completed our second Life Cycle Assessment and released updated Environmental Product Declarations.

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

Human Capital Resources

As of December 31, 2020, DIRTT employed 1,013 employees, 98% full time, 2% part time. We had 1,013 full-time employees consisting of 606 employees in production, 115 employees in sales and marketing, 105 employees in technology and development, 102 employees in operations support, and 85 general and administrative employees. At year-end, approximately 54% of our workforce are salaried employees and approximately 46% are compensated on an hourly basis. As of December 31, 2020, approximately 32% of our workforce was based in the United States, and approximately 68% was based on Canada. Our 2020 hiring efforts were directed towards both our manufacturing and non- manufacturing functions. This reflects the build out of our commercial organization, accounting for 30% of our new hires, and streamlining our operations space, accounting for 55% of our hiring activities. The Company’s recent gender diversity data shows that 28% of our employees are female company wide. In 2020 we hired 175 employees, with 41% of new employees being female.

Diversity & Inclusion

DIRTT recognizes the importance of progressing conversations and initiatives around diversity and inclusion. “Grow through diversity” is one of our core values. Our strategy encompasses leadership training around key topics related to unconscious bias, allyship and the value of attracting and retaining a diverse and inclusive organization.  The strategy further focuses on the establishment and deployment of learning streams, mentoring circles, incorporating inclusive language into our offer packages and benefit materials, and the implementation of a diversity counsel.  Our efforts begin at the early stages of the employee life cycle, where diversity candidates are highlighted and presented to hiring managers for review.  We seek to hire based on talent and skill / capability needs and fit.  DIRTT has also incorporated diversity into various internal programs including succession planning and risk profiles.

Culture & Engagement

DIRTT has put new measures in place to assess and enhance the level of engagement and satisfaction of our employees.  Specific activities include the deployment of a performance management tool, catered to drive discussions around team goals, performance and development opportunities, and greater transparency around policy and procedures, tied to cost and risk mitigation.

In the second quarter of 2020 we deployed our first company-wide engagement survey focused on core themes of meaningful work, supportive management, positive work environment, growth opportunity, trust in leadership and mental health awareness.

Targeted initiatives were put in place company wide to assess the progression of themes from the survey on overall employee engagement and experience. Results from the fourth quarter of 2020 indicated an average positive increase of 4% enhancement of employee engagement through a variety of targeted measures.

Additional initiatives that we attribute to the progression of culture and engagement include launching learning and development opportunities, enhanced communication platforms, employee recognition programs, and a company-wide philanthropic organization.

Connecting to our community is a critical piece of the DIRTT story. Re-establishing a stronger corporate social responsibility program that demonstrates our drive to put community at the center of the business was a focus area in the third quarter of 2020. This involved developing a strategy, carving out a roadmap of initiatives and establishing a committee of 20 employees across the organization. As part of our strategy we are focusing our efforts on establishing meaningful engagement opportunities, creating inclusive giving campaigns, driving sustainable impact and enabling our employees to connect on philanthropic efforts. In the fourth quarter of 2020, we kicked off our 2020 holiday giving campaign which was a coordinated virtual effort in support of foodbanks across North America. The support for this campaign helped to reconnect DIRTT employees’ desire to give back with tangible outcomes for their communities.

Our core commitment to organizational safety resulted in a total recordable incident rate (“TRIF”) of 0.48 in 2020, more than 75% below the industry average and a significant improvement from 4.9 TRIF in 2019. Our enhanced safety protocols and robust contact tracing have been effective thus far in mitigating the spread of COVID-19 infections within our facilities and have helped us to avoid any material production disruptions.

We use a range of compensation incentives which vary by role, including: annual variable compensation determined based on a combination of achieving team objectives and financial targets for the Company; quarterly bonuses paid on adherence to targets related to safety, quality, delivery, inventory and productivity; and commissions based on sales goals. We also use various forms of stock-based compensation as a retention tool and to further align employee interests with the interests of our shareholders. We monitor our retention by way of voluntary turnover, which was 14% in 2020.

In response to the COVID 19 pandemic, DIRTT established a business continuity and response committee to develop robust company-wide COVID-19 protocols and guidelines. The committee has prepared easily accessible COVID-19 guidelines for all areas of the business, including manufacturing, travel, client tours and day-to-day operations. In addition, we have established protocols for reporting and contact tracing, and have limited access to our facilities, offices and other spaces to essential operations to minimize the risk of exposure to COVID-19. We have also implemented enhanced cleaning protocols, increased signage, shift rotations in cafeterias, limited headcounts in conference and meeting rooms, adopted policies with respect to essential workers, and work-from home guidelines and best practices, including ergonomics. In addition, we have taken measures to address the mental health of our employees through a variety of company-wide initiatives. We also provide personal protective equipment to all of our employees, and to clients that are engaged in essential tours. We have established a safety champions committee responsible for ensuring any employee or visitor coming into our spaces is briefed on our COVID-19 protocols and guidelines. Lastly, we have implemented an app for reserving workspaces to help our employees adhere to our social distancing protocols, provide for greater support of contact tracing and ensure we adhere to capacity levels that will help us maintain safety protocols related to COVID-19.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic has had, and is expected to continue to have, a significant and adverse effect on our business.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which COVID-19, or other public health pandemics or epidemics, impact our employees, operations, customers, suppliers and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the COVID-19 pandemic (and whether there is a resurgence or multiple resurgences of the virus in the future, including as a result of strain variations); the actions taken by governments and public health officials in response to the pandemic; the availability and effectiveness of vaccines, approvals thereof and the speed of vaccine distribution; the impact on construction activity; the effect on our customers’ demand for our DIRTT Solutions; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. For example, while many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state or provincial actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which may vary by individual jurisdictions. Any of these events could have a material adverse effect on our business, liquidity or results of operations.

We may not be successful in implementing our strategic plan or managing growth.

In November 2019, we unveiled a four-year strategic plan to scale our business based on three key pillars: commercial execution, manufacturing excellence and innovation. We have implemented several steps in furtherance of our strategic plan, including improvements in our commercial function and enhancements to our product suite and software platform.

While we are confident in our strategy, implementation will require maturity of systems and processes across the organization. There is also no assurance that successful implementation will lead to sustainable, profitable growth, and may itself be disruptive to the Company. Failure to implement our strategic plan could materially and adversely affect our near-term sales, commercial activities, and ability to develop and sustain profitable growth.

Our strategy also depends in part on our ability to maintain and manage growth effectively.  Growth in our headcount and operations may place significant demands on our management and operational and financial resources. Additionally, managing growth of our operations and personnel requires continuous improvement of our internal controls and reporting systems and procedures. Failure to effectively manage growth could result in difficulty providing current DIRTT Solutions and introducing future solutions, difficulty in securing clients and Distribution Partners, declines in quality or client satisfaction, increases in costs or other operational difficulties. Any of these difficulties could lead to a loss of investor confidence and adversely affect our business performance, financial condition and results of operations.

Our industry is highly competitive, and we may not be successful in educating potential clients about the benefits of our innovative and unique approach to interior construction as compared to traditional interior construction methods.

We operate in the highly competitive interior construction industry that is constantly developing and changing. We compete against conventional construction firms, individual tradespeople and modular systems and commercial furniture manufacturers.  New market entrants and conventional construction firms are also beginning to develop customizable wall paneling and other modular interior construction solutions, and we expect this trend to continue. In addition, we may face pricing pressure from competitors or new market entrants who take on projects at reduced prices or employ other competitive strategies. While we believe our innovative design, quality, schedule and cost certainty, and network of Distribution Partners makes us well-positioned in the market, increasing competition could make it difficult to secure new projects at acceptable operating margins.

Our products are unique and offer an alternative to traditional construction techniques. Although offsite construction methods are gaining market acceptance, this still represents only a fraction of all construction methods and the overall construction market. Our ability to grow and increase market share depends, in part, on our success in continuing to increase demand for modular construction methods and products as an alternative to more traditional construction methods. While we intend to follow a strategy of innovative product development and strategic marketing efforts to enhance our position, there is no assurance that our solutions will attain a degree of market acceptance sufficient for sustained profitable operations. Failure to compete effectively by, among other things, meeting consumer preferences, developing and marketing innovative solutions, maintaining strong client service and distribution relationships, growing market share, and expanding our solutions capabilities could have a material adverse effect on our liquidity, financial condition, or results of operations.

Our former co-founders’ competitive behavior against us could have an adverse effect on our business, financial condition and results of operations.

Our co-founders and former executives, Mogens Smed and Barrie Loberg, have started an interior construction and manufacturing company that we believe competes with us. They, along with a number of our former employees and Distribution

Partners who have joined their company have in-depth knowledge about our business, including our customers, employees, products and prospects, and we may be adversely affected by increased competition arising out of this business venture.  We are engaged in litigation with Messrs. Smed and Loberg, entities with which they are involved, and other individuals relating to, among other things, enforcement of non-competition and non-solicitation obligations, alleged patent infringement, and alleged misappropriation of proprietary information by them or by us. See Item 3. “Legal Proceedings.” If Messrs. Smed and Loberg further engage in a competitive business against us or if we are not successful in litigation, our business, financial condition and results of operations may be adversely affected.

We depend heavily on our network of Distribution Partners, and the loss or inattention of our Distribution Partners, or the failure of our Distribution Partners to meet their obligations to us, could materially and adversely affect our business, financial condition and results of operations.

We currently do not engage in many direct sales projects and rely almost exclusively on our network of Distribution Partners to promote brand awareness, sell and market DIRTT Solutions, and provide design, installation, distribution and other services to clients on each project. While we are not dependent on any single Distribution Partner, sales generated by approximately 10% of our Distribution Partners comprised approximately 40% of our total revenues for 2020. The loss of any top performing Distribution Partners, particularly to our competitors, may negatively affect our sales, financial condition or results of operations.  It may further impair our ability to maintain a market presence in a particular geographic region until a new Distribution Partner relationship is established, which would require significant time and resources.

Although we provide our Distribution Partners with training, education and support, they may be unable to successfully sell our DIRTT Solutions, execute projects or manage client experiences and relationships. In addition, our Distribution Partners and their clients may face financial difficulties or may become insolvent, which could result in the delay or cancellation of their plans to purchase DIRTT Solutions or lead to our inability to obtain payment of accounts receivable that they may owe.   If we are unable to maintain a successful Distribution Partner network, our business, financial condition and results of operations could be materially and adversely affected.

Risks Relating to Our Products and Software

We may be unsuccessful in designing, introducing or selling new, innovative solutions, solution features or software.

Our future success depends in part on our continuing ability to promote and demonstrate the value proposition of DIRTT Solutions, as well as our ability to develop and sell new, innovative solutions, solution features or software that differentiate our solutions and achieve market acceptance in a timely and cost-effective manner. We incur significant costs associated with the investment in our research and development in furtherance of our strategy that may not result in increased revenue or demand for DIRTT Solutions and that could negatively affect our results of operations. Rapidly changing technology, evolving regulatory and industry standards, and changing consumer trends, demands and requirements require us to continuously innovate and develop new, high-quality solutions, solutions features and software. Additionally, such rapid technological changes, standards and preferences could render the complex and proprietary technology of our software and solutions obsolete. We may also be unable to successfully address these developments on a timely basis, or at all. New solutions, solution features or software may also be less successful than we anticipated, and such offerings may fail to achieve market acceptance. If we fail to respond quickly and cost-effectively to a changing market and changing consumer preferences, our competitive position, financial condition and results of operations could be materially and adversely affected.

Our software and products may have design defects, deficiencies, or risks, and we may incur additional costs to fix any defects, deficiencies or risks, or be subject to warranty or product liability claims.

Our software and solutions are complex and must meet the technical requirements of our clients and applicable building codes and regulations. Our solutions may contain undetected errors or design and manufacturing defects, and our software may experience quality or reliability problems, or contain bugs or other defects. Software defects may also cause errors in our manufacturing or miscalculations in ordering pricing and could lead us to incur losses and lose market share to competitors. Product or software defects could cause us to incur warranty costs, product liability costs, and repair and remediation costs. Although we maintain warranty reserves based on production, historical claims and estimates, future warranty claims may exceed this amount.  Similarly, while we maintain insurance of the types and amounts we consider commercially prudent and consistent with industry practice, such insurance coverage may not be sufficient to protect us against substantial claims. Such claims can be expensive to defend, could divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome, and could result in negative publicity. Increased costs to address product warranty claims or to defend against product liability claims may result in increased expenses and adversely affect our financial condition and results of operations.

We are subject to fluctuations in the prices of raw materials and commodities which could adversely affect our liquidity, operating margins and financial condition.

We purchase raw materials, including aluminum, glass and wood, from a number of local and global suppliers.  The costs of these commodities can fluctuate due to changes in global supply and demand, speculation in commodities futures, and changes in tariffs or trade barriers, which can also interrupt supply.  In addition, we have not historically entered into long-term agreements with vendors and may be exposed to short-term and long-term price fluctuations as a result.

Aluminum represents the largest component of our raw materials consumption. We have experienced fluctuations in the price of aluminum and anticipate that these fluctuations will continue in the future. Since 2018, the U.S. government has imposed tariffs on steel and aluminum and limited the amounts of steel and aluminum coming into the United States based on the countries of origin of those imports. In 2019 and 2020, we sourced the majority of our aluminum from North America and sourced under 10% of our raw materials from outside North America. Nonetheless, substantial, prolonged upward trends in aluminum and other commodity prices, along with tariffs and import limitations, could significantly increase our costs and adversely affect our liquidity, operating margins and financial condition.

We rely on a limited number of outside suppliers for certain key components and materials, and failure or delay in obtaining the necessary components or materials could delay or prevent the manufacturing or distribution of our DIRTT Solutions.

We rely on certain key suppliers for raw materials and components, including aluminum, glass, wood and hardware. We maintain multiple suppliers for key materials, although for the year ended December 31, 2020, two suppliers accounted for approximately 28% and 24% of our aluminum supply, two suppliers accounted for approximately 50% and 46% of our wood supply, and one supplier accounted for approximately 41% of our hardware supply. While we believe there are other vendors for most of our key requirements, certain materials and components meeting our quality standards are available only through a limited number of vendors. If we are required to obtain another source for these materials or components, we may not be able to obtain pricing on as favorable terms or on terms comparable to our competitors. Any failure or delay in obtaining the necessary raw materials or components in the quantities and quality required may result in increased costs and delays in manufacturing or distributing our products, which could have a material adverse effect on our liquidity, financial condition, or results of operations. A vendor may also choose, subject to existing contracts, to modify its relationship with us due to general economic concerns or specific concerns relating to that vendor or us, at any time. These modifications might include additional requirements from our suppliers that we provide them additional security in the form of prepayments or with letters of credit. Any significant change in the terms that we have with our key suppliers could materially and adversely affect our liquidity, financial condition or results of operations.

Risks Relating to Market Conditions

Global economic, political and social conditions and financial markets may impact our ability to do business and adversely affect our liquidity, financial condition and results of operations.

Our industry is cyclical and highly sensitive to macroeconomic conditions. Overall declines or reductions in construction and renovation due to economic downturns, unemployment and office vacancies, difficulties in the financial services sector and credit markets, and imposition of trade barriers can impact the demand for our products.  Financial difficulties experienced by our suppliers, Distribution Partners or clients could also result in, among other things, inadequate project financing, project delays, inability to pay accounts receivable or disruptions in our supply chain. Any general economic, political or social conditions that may contribute to financial difficulties experienced by us, our suppliers, Distribution Partners or clients may adversely affect our liquidity, financial condition and results of operations.

We are exposed to currency exchange rates, tax rates and other fluctuations, including those resulting from changes in laws.

Our revenues and expenses are collected and paid in different currencies, including the U.S. dollar and Canadian dollar. Fluctuations in the relative values of any such currency expose us to foreign exchange risk and could have a material and adverse effect on our cash flows, revenues and results of operations. We also have currency exchange exposure to the extent of a mismatch between foreign-currency denominated revenues and expenditures – in particular, where U.S. dollar revenues do not equal U.S. dollar expenditures. We are not currently using exchange rate derivatives to manage currency exchange rate risks. There are currently no significant restrictions on the repatriation of capital and distribution of earnings to foreign entities from any of the jurisdictions in which we operate. There can be no assurance that such restrictions will not be imposed in the future.

Compliance with new or amended tax laws and regulations could have a material adverse effect on our business. We base our tax positions upon our understanding of the tax laws (including, applicable tax treaties) of the countries in which we have assets or conduct business activities. However, our tax positions are subject to review and possible challenges by taxing authorities, including computation and allocation of income, transfer pricing and other complex issues. This includes adverse changes to the manner in which Canada, the United States and other countries tax local and foreign corporations and interpret or change their tax laws and applicable tax treaties. We cannot determine in advance the extent to which such jurisdictions may review our tax positions or assess additional taxes or interest and penalties on such taxes. In addition, our effective tax rate may be increased by changes in the valuation of deferred tax assets and liabilities, our cash management strategies, local tax rates, or interpretations of tax laws.

Risks Relating to Intellectual Property and Information Security

We may be unable to protect our intellectual property adequately from infringement by third parties, and we may also be subject to claims that we infringe on intellectual property rights of others.

We rely on a combination of contract, copyright, patent, trademark and trade secret laws, confidentiality procedures and other measures to protect our intellectual property.  There can be no assurance that our various patents, copyrights or trademarks will offer sufficient protection and prevent misappropriation of our proprietary rights in our products, software or processes. We also may not be granted patents, copyrights or trademarks on our pending or proposed applications, and granted applications may be challenged, invalidated or circumvented in the future. Despite our precautions, it may be possible for unauthorized third parties to copy our applications and use information that we regard as proprietary to create products or services that compete with ours. We enforce our intellectual property rights where appropriate, but the cost of doing so may be substantial and could outweigh the potential benefits, and we may be unsuccessful in our enforcement efforts. Failure to protect or maintain the proprietary nature of our intellectual property could adversely affect our ability to sell original products and materially and adversely affect our business, financial condition and results of operations.

Additionally, our competitors or other third parties may own or claim to own intellectual property in technology areas relating to our technology, including ICE Software, manufacturing processes, and DIRTT Solutions. Although we do not believe that our software or DIRTT Solutions infringe on the proprietary rights of any third parties, claims may arise regarding infringement or invalidity claims (or claims for indemnification resulting from infringement claims). Such assertions or prosecutions, regardless of their merit, may subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete, or require us to satisfy indemnification commitments with our clients, including contractual provisions under various license arrangements. A damages award against us could include an award of royalties or lost profits and, if the court finds willful infringement, treble damages and attorneys’ fees. This may cause us to expend significant costs and resources, and could adversely affect our business, financial condition or results of operations.

If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our reputation and profitability could be negatively affected.

In the ordinary course of our business, we generate, collect and store confidential and proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. We use automated software and hardware solutions to protect our on-premise and cloud infrastructure; conduct routine third-party evaluations and vulnerability testing to identify and mitigate risks; and deploy training programs throughout the company. We have experienced cyber-based attacks, but to our knowledge, we have not experienced any material disruptions or breaches of our information technology systems or platforms. However, there is no guarantee that our security systems, processes or procedures are adequate to safeguard against all data security breaches, misuse of data, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information of a client, Distribution Partner, employee, supplier or Company information could result in financial losses, exposure to litigation risks and liability (including regulatory liability), damage to our reputation, and disruptions in our operations, all of which could have a material adverse effect on our business, financial condition and results of operations. While we maintain cybersecurity insurance of the types and amounts, we consider it commercially prudent and consistent with industry practice, such insurance may not be sufficient to cover all losses relating to an information security breach.

The regulatory environment related to information security, data collection and use, and privacy is increasingly rigorous, with new and frequently changing requirements, and compliance with those requirements could result in additional costs. The costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws, and costs incurred to prevent or remediate information security breaches, could be substantial and adversely affect our business. A significant compromise of sensitive employee, Distribution Partner, client or supplier data in our possession could result in legal damages and regulatory penalties. In addition, the costs of defending such actions or remediating breaches could be material.

Damage to our information technology and software systems could impair our ability to effectively provide DIRTT Solutions and adversely affect our reputation, relationships with clients, financial condition and results of operations.

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

Risks Relating to Government Regulations and Enforcement

We may incur significant costs complying with environmental, health and safety laws and related claims, and failure to comply with these laws and regulations could expose us to significant liabilities, which could materially adversely affect our business and results of operations.

We are subject to laws, regulations, and other requirements with respect to workers’ health and safety and environmental matters in the United States, Canada and other countries in which we operate.  Environmental laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the production, processing, preparation, handling, storage, transportation, disposal and management of wastes and other substances, and the prevention and remediation of environmental effects. Health and safety laws and regulations impose, among other things, requirements designed to ensure the protection of workers.  New or more stringent laws and regulations, including those relating to climate change and greenhouse gas emissions, may be adopted in the future and could impact our facilities, raw material suppliers, the transportation and distribution of our solutions, and our clients, which could reduce demand for our solutions or cause us to incur additional operating costs. In addition, certain foreign laws and regulations may affect our ability to export products outside of or import products into the United States or Canada. Failure to comply with these requirements may result in civil or criminal liability, damages and fines, and our operations could be curtailed, suspended or shutdown and our reputation, ability to attract employees, and results of operations could be adversely affected. Private lawsuits, including claims for remediation of contamination, personal injury or property damage, or actions by regional, national, state and local regulatory agencies, including enforcement or cost-recovery actions, may materially increase our costs.

These factors may materially increase the amount we must invest to bring our processes into compliance with legal requirements and impose additional expenses on our operations. In addition, any changes in these laws or regulations or changes in our manufacturing processes may require us to request changes to our existing permits or obtain new permits. We may also be unable to obtain or maintain, from time to time, all required environmental regulatory approvals. A delay in obtaining any required environmental regulatory approvals or the failure to obtain and comply with such approvals could materially adversely affect our business and results of operations.

Risks Relating to Financial Results

We have experienced a history of losses, and despite certain periods of profitability in recent years, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have incurred significant losses since commencing business. We incurred net losses of $11.3 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, we had an accumulated deficit of $57.3 million. These losses and accumulated deficits were due in part to the substantial investments made to grow our business and acquire clients, to further develop our service offerings through product and software development, and to ensure that we have sufficient production capacity and capability to deliver on our commitment of rapid delivery times. Past results may not be indicative of our future performance, and there can be no assurance that we will generate net income in the future.

We have experienced, and may experience in the future, quarterly and yearly fluctuations in results of operations and financial condition.

Our results of operations and financial condition may continue to fluctuate from one quarter or year to another due to a number of factors, some of which are outside of our control. For example, we usually experience seasonal slowdowns in the first and fourth quarters of each calendar year, leading to stronger sales in the second half of the year versus the first half, and weather conditions may also delay delivery and installation on some projects.  Furthermore, sales that we anticipate in one quarter may be pushed into another quarter, affecting both quarters’ results, and our actual or projected results of operations may fail to match our past performance.  These events could in turn cause the market price of our common shares to fluctuate. In particular, if our results of operations do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical results of operations, the market price of our common shares will likely decline. Due to our high fixed manufacturing costs and operating expenses, quarterly volatility in sales volumes could result in periods of low operating cash flow and negatively affect our liquidity. Due to these risk factors, quarter-to-quarter or year-to-year comparisons of our results of operations may not be an indicator of future performance.

Risks Related to Our Common Shares and Corporate Structure

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

In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has been brought against that company. If our share price is volatile, we may become the target of securities litigation in both the United States and Canada. Securities litigation could result in substantial costs and divert management’s attention and resources from our business and could have an adverse effect on our business, financial condition and results of operations.

We are governed by the corporate laws of Alberta, Canada, which in some cases have a different effect on shareholders than the corporate laws of the United States.

We are governed by the ABCA and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deterring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the ABCA and Delaware General Corporation Law (“DGCL”), that may have the greatest such effect include, but are not limited to, the following: (i) for certain extraordinary corporate transactions (such as amalgamations or amendments to our articles), the ABCA generally requires the voting threshold to be a special resolution passed by not less than two-thirds of the votes cast by the shareholders who voted in respect of the resolution, whereas DGCL generally only requires a majority vote; and (ii) under the ABCA, registered holders or beneficial owners (as defined in the ABCA) of not less than 5% of our common shares in aggregate can requisition our directors to call a special meeting of shareholders, whereas such right does not exist under the DGCL. We cannot predict whether investors will find our company and our common shares less attractive because we are governed by the corporate laws of Alberta, Canada.

Because we are a corporation incorporated in Alberta and some of our directors and officers are residents of Canada, it may be difficult for investors in the United States to enforce civil liabilities against us or our directors and officers based solely upon the federal securities laws of the United States. Similarly, it may be difficult for Canadian investors to enforce civil liabilities against our directors and officers residing outside of Canada.

We are a corporation amalgamated and existing under the laws of Alberta with our principal place of business in Calgary, Alberta, Canada. Some of our directors and officers are residents of Canada and a substantial portion of our assets and those of such persons are located outside the United States. Consequently, it may be difficult for U.S. investors to effect service of process within the United States upon us or our directors or officers who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon civil liabilities under the Securities Act. Investors should not assume that Canadian courts: (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or blue sky laws of any state within the United States or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue sky laws.

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

General Risks

Difficulties in recruiting and retaining qualified employees, or experiencing labor shortages or disruptions, could have a material adverse effect on our business and results of operations.

Our success will depend in part on our ability to attract, develop and retain qualified personnel as needed. We may be affected by labor shortages or disruptions, particularly in locations where we operate manufacturing facilities. If we fail to attract or retain qualified personnel, or experience labor shortages or disruptions, we could incur higher recruiting expenses, a loss of manufacturing capabilities, or inability to respond to significant increases in demand, all of which could have a material adverse effect on our business and results of operations.

We may have additional capital needs in the future and may not be able to obtain additional capital or financing on acceptable terms.

We plan to continually invest in business growth and may require additional funds to respond to business opportunities, such as expanding our sales and marketing activities, developing new software, acquiring complementary businesses, products or technology, and expanding or enhancing our manufacturing capabilities, including factory automation. To the extent that our existing capital is insufficient to meet our requirements, we may need to undertake equity or debt financings to secure additional funds. Further issuances of equity or convertible debt securities may result in significant share dilution. Additional new equity securities issued could have rights, preferences and privileges superior to those of our currently issued and outstanding common shares. Additional debt financings may involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot provide any assurance that sufficient debt or equity financing will be available for necessary or desirable expenditures or acquisitions, or to cover losses, and accordingly, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our liquidity could be materially and adversely affected.

We may engage in future mergers, acquisitions, agreements, consolidations or other corporate transactions that could adversely affect our business, financial condition, and results of operations.

While we currently have no specific plans to acquire any businesses, we may, in the future, seek to expand our business and capabilities through acquiring compatible technology, products or businesses. Additionally, we may explore other corporate transactions, including mergers, agreements, consolidations, or joint ventures, that we believe may be beneficial to our business or further specific business goals. Acquisitions involve certain risks and uncertainties, including, among other things, (i) difficulty integrating the newly acquired businesses and operations in an efficient and cost-effective manner; (ii) inability to maintain relationships with key clients, vendors and other business partners of the acquired businesses; (iii) potential loss of key employees of the acquired businesses; (iv) exposure to litigation or other claims in connection with our assumption of certain claims and liabilities of the acquired businesses; (v) diversion of management’s time and focus; and (vi) possible write-offs or impairment charges related to the acquired businesses. The occurrence of any of these risks could adversely affect our business, financial condition, and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located in Calgary, Alberta, where we lease approximately 73,000 square feet of office and manufacturing space. Our lease expires in September 2022. Our principal manufacturing facilities are located in Calgary, Alberta; Phoenix, Arizona; and Savannah, Georgia. Our wall tiles, millwork and timber solutions are manufactured in Calgary, while aluminum, glass and power components are manufactured in all three locations. In Calgary, we lease an aggregate of approximately 358,000 square feet of manufacturing space across three facilities (excluding our principal offices), which leases expire in January 2023 and January 2024. In Phoenix, we lease approximately 130,000 square feet of manufacturing space across two facilities, which leases expire in March 2022 and March 2027. In Savannah, we lease approximately 81,000 square feet of manufacturing space, which lease expires in February 2029. In October 2019, we entered into a 15-year lease, which DIRTT may extend for two additional 5 year periods at its option, for a combined tile and millwork factory of approximately 130,000 square feet in Rock Hill, South Carolina. Should the need arise, we have the expansion rights to lease an additional 130,000 square feet of space. In March 2020, we entered into an 8 year lease, which DIRTT may extend an additional 5 years at its option, of approximately 18,000 square feet of space for a DXC in Dallas, Texas.

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

See Item 21 of the Notes to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information; Holders of Record

Our common shares are traded on the TSX under the symbol “DRT” and on Nasdaq under the symbol “DRTT.”

As of February 24, 2021, there were 84,681,364 common shares outstanding and 201 shareholders of record.

Dividends

We have not declared or paid any cash dividends on our common shares to date. The declaration and payment of dividends is at the discretion of the Board, taking into account (i) our earnings, capital requirements and financial condition, (ii) restrictions on our ability to pay dividends under our New RBC Facility (as defined below), and (iii) such other factors as the Board considers relevant. Our New RBC Facility generally limits our ability to pay any dividends or make any other distribution on our outstanding common shares. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility” for more information.

Performance Graph

The following graph illustrates a comparison of the total cumulative shareholder return of our common shares with the cumulative return of the S&P/TSX Composite Index and the S&P 600 Building Products Index for the period commencing December 31, 2015 and ending on December 31, 2020. The graph assumes an initial investment of $100 on December 31, 2015, in our common shares, the shares comprising the S&P/TSX Composite Index, and the shares comprising the S&P 600 Building Products Index. The below shareholder return calculations are based on the exchange rates as reported by the H.10 statistical release of the Board of Governors of the Federal Reserve System as of the year-end exchange rate for the applicable period. The comparisons in the table are required by the SEC and applicable securities laws in Canada and are not intended to forecast or be indicative of possible future performance of our common shares. This graph and related materials shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in common shares		December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
or index	Ticker	2015	2016	2017	2018	2019	2020
DIRTT Environmental Solutions Ltd.	DRT	$100.00	$93.12	$107.38	$89.30	$65.38	$47.53
S&P/TSX Composite Index	SPTSX	$100.00	$121.12	$137.75	$111.66	$140.03	$146.35
S&P 600 Building Products Index	SML	$100.00	$152.79	$166.20	$127.80	$152.10	$183.40

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Revenue
Product revenue	$166,689	$240,659	$266,434	$216,216	$196,482
Service revenue	4,818	7,076	8,247	10,323	4,882
Total revenue	171,507	247,735	274,681	226,539	201,364

Cost of sales
Product cost of sales	113,445	153,128	161,844	131,326	117,600
Costs of under-utilized capacity	2,010	2,240	—	—	—
Service cost of sales	2,769	5,943	5,828	9,724	4,620
Total cost of sales	118,224	161,311	167,672	141,050	122,220

Gross profit	53,283	86,424	107,009	85,489	79,144
Total operating expenses(1)(2)	74,555	88,875	101,315	91,990	72,114

Operating income (loss)	(21,272)	(2,451)	5,694	(6,501)	7,030
Government subsidies	12,721	-	-	-	-
Foreign exchange gain (loss)	(576)	(1,324)	3,214	(665)	(433)
Interest income	238	529	425	399	457
Interest expense	(305)	(131)	(503)	(500)	(213)
Net income (loss) before tax	(9,194)	(3,377)	8,830	(7,267)	6,841
Income taxes	2,104	1,019	3,280	458	2,942
Net income (loss)	(11,298)	(4,396)	5,550	(7,725)	3,899

Income (loss) per share
Basic	$(0.13)	$(0.05)	$0.07	$(0.09)	$0.05
Diluted	$(0.13)	$(0.05)	$0.07	$(0.09)	$0.05

(1)	In 2019, 2018 and 2017, we incurred $4.6 million, $7.4 million and $1.1 million in reorganization expenses, respectively.
(2)	In 2018, we incurred $8.7 million in impairment expenses.

	As of December 31,
	2020	2019	2018	2017
	(in thousands)
Balance Sheet
Cash and cash equivalents	$45,846	$47,174	$53,412	$63,484
Total Assets	$183,144	$175,563	$175,911	$174,438
Total Liabilities	$66,613	$50,576	$52,397	$47,919

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2020 and 2019 together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, operations, and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Annual Report captioned “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We have revised our calculation of Adjusted EBITDA and Adjusted Gross Profit, which are non-GAAP financial measures, for the presented periods. For additional information, see “– Non-GAAP Financial Measures – EBITDA and Adjusted EBITDA for the Years Ended December 31, 2020, 2019 and 2018.” and “– Non-GAAP Financial Measures – Adjusted Gross Profit and Adjusted Gross Profit Margin for the Years Ended December 31, 2020, 2019 and 2018.”

Overview

We are an innovative manufacturing company featuring a proprietary software and virtual reality visualization platform, coupled with vertically integrated manufacturing that designs, configures and manufactures prefabricated interior solutions used primarily in non-residential spaces across a wide range of industries and businesses. We combine innovative product design with our industry-leading, proprietary ICE Software, and technology-driven, lean manufacturing practices and sustainable materials to provide end-to-end solutions for the traditionally inefficient and fragmented interior construction industry. We create customized interiors with the aesthetics of conventional construction but with greater schedule and cost certainty, shorter lead times, greater future flexibility, and better environmental sustainability than conventional construction.

Our ICE Software allows us to sell, design, visualize (including 3D virtual reality modeling of interiors), configure, price, communicate, engineer, specify, order and manage projects, thereby reducing challenges associated with traditional construction, including cost overruns, change orders, inconsistent quality, delays and material waste. While other software programs and virtual reality tools are used in the architectural and construction industries, we believe our ICE Software is the only interior construction technology that provides end-to-end integration, from design through engineering, manufacturing and installation. Our interior construction solutions include prefabricated, customized interior modular walls, ceilings, and floors; decorative and functional millwork; power infrastructure; network infrastructure; and pre-installed medical gas piping systems. We strive to incorporate environmentally sustainable materials and reusable components into our solutions while creating flexible, functional and well-designed environments for the people who will use them.

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

Summary of Financial Results

•

Revenues for the year ended December 31, 2020 were $171.5 million, a decline of $76.2 million or 31% from $247.7 million for the year ended December 31, 2019. We believe this decrease principally reflects the severe economic and social impact of the COVID-19 pandemic, including a major contraction in construction activity levels in North America due to non-essential business closures, work-from-home requirements, lock-down measures and other regulatory responses implemented by governments and public health officials.

•

Gross profit for the year ended December 31, 2020 was $53.3 million or 31.1% of revenue, a decline of $33.1 million or 38% from $86.4 million or 34.9% of revenue for the year ended December 31, 2019. This reduction was largely attributable to our decline in revenues and the impact of fixed costs on lower revenues. During the year ended December 31, 2020, we incurred $1.0 million of severance costs to reduce headcount in response to excess labor capacity caused by lower revenues. These costs were offset by reversals of the timber provision of $1.8 million in 2020. In 2019, we provided $2.5 million of timber provision because we determined that timber included in certain projects installed between 2016 and 2019 may not have met certain building class fire retardant specifications under which the projects were sold. The timber liability was reduced from the prior estimated liability following further analysis of building code requirements for the specific projects sold, the validation of an in-situ remediation solution, and related discussions with our affected customers. The year ended December 31, 2019 also included $2.5 million of costs incurred to mitigate future tile warping.

•

Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the year ended December 31, 2020 was $63.4 million or 37.0% of revenue, a $34.5 million or 35% decline from $97.9 million or 39.5% of revenue for the year ended December 31, 2019 for the above noted reasons. Excluded from Adjusted Gross Profit in 2019 and 2020 are $2.2 million and $2.0 million, respectively, of costs of overhead associated with operating at lower than normal capacity levels, which were charged directly and separately to cost of sales rather than as costs attributable to production.

•

Operating expenses for the year ended December 30, 2020 were $74.6 million, a $14.3 million or 16% decline from $88.9 million for the year ended December 31, 2019. The reduction in operating expenses reflects lower commissions on reduced sales activities, as well as cost reductions, both deliberate and as a result of the COVID-19 pandemic, a $1.5 million decrease in stock based compensation and a $1.2 million reversal of a provision relating to a claim for severance by one of our former founders, offset by $2.3 million in higher professional fees and consulting costs. Additionally, in 2019 we incurred $2.0 million of costs related to our sales and marketing plan, $2.6 million related to the listing of our common shares on Nasdaq, $1.1 million of operations consulting costs and $4.6 million of reorganization costs partially offset by the reversal of a $1.3 million claims provision.

•

Net loss for the year ended December 31, 2020 was $11.3 million, an increase of $6.9 million from net loss of $4.4 million for the year ended December 31, 2019. Compared to the prior year period, the increase in net loss is attributable to the above noted reduction in gross profit and a $1.1 million increase in income tax expense, partially offset by a $14.3 million reduction in operating costs, a $0.7 million decrease in foreign exchange losses, and government subsidies of $12.7 million.

•

Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the year ended December 31, 2020 was a $7.2 million loss or (4.2)%, a decline of $25.4 million or 140% from $18.2 million or 7.4% for the year ended December 31, 2019 for the above noted reasons. We changed our calculation of Adjusted EBITDA beginning in the fourth quarter of 2019 to exclude the impacts of foreign exchange to improve year-on-year comparability of Adjusted EBITDA.

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

Since its declaration as a global pandemic in March 2020, COVID-19 has had severe and ongoing impacts on commercial construction activity in North America, driven largely by regulatory responses implemented by governments and public health officials, lock-down measures and work-from-home requirements for non-essential workers. While commercial construction projects that were underway at the commencement of the pandemic generally continued to completion, albeit with some experiencing COVID-19 driven delays, North America experienced a significant contraction in the development of new projects as the pandemic took hold. As a result, DIRTT’s 2020 revenue declined 31% compared to 2019, driven largely by a 35% and 37% decline in our commercial and education vertical sales, respectively, partially offset by more moderate declines in our healthcare vertical. Quarterly revenues remained relatively consistent throughout 2020 as small projects and projects in process at the start of the pandemic were completed during the year.

In early 2021, we experienced further softening of our commercial vertical sales. We expect this softness to continue through the first half of 2021 which reflects the aforementioned contraction in new project development, the continuation of a pronounced second wave of infections in North America with new lockdown measures and the inherent reluctance of end customers to commit to construction projects while such lockdowns and work from home restrictions are ongoing. We are cautiously optimistic, however, that a recovery will begin in the second half of 2021 based on third-party industry indices combined with the general sentiment of our clients and partners and the commencement of major vaccination programs across North America.

While in general we have not seen a strong correlation between third-party indices and DIRTT performance given our low market penetration, and, thus, tend not to rely on these indices to manage our business, the scope and scale of the impact of the pandemic make such indicators more relevant for 2021. The Architecture Billing Index (ABI), which measures increases or decreases in architectural and design billings and is considered a leading indicator for non-residential construction activity nine to twelve months in the future, during 2020, reported an approximate 50% drop from the February to March and April periods with a significant recovery in September and October, albeit below expansion level. This improvement indicates the potential for a recovery in the second half of 2021. Similarly, Dodge Data & Analytics expects commercial construction to increase by approximately 5% in 2021.

Return to office planning is ongoing across North America as industry leaders recognize the need for in-person employee interaction to drive collaboration and innovation and address the inherent challenges and limitations of the current work-from-home environment. A critical consideration of this process is the office environment that employees are willing to return to and resulting changes required thereto. Through our improved sales force, targeted marketing plans and strategic accounts, we are seeing increases in overall activity to support this planning activity. The timing of when this activity translates to sales is dependent upon when business leaders are willing to commit capital. Through the improvements we have made to our manufacturing operations, combined with the anticipated capacity and capabilities our new South Carolina facility, we expect to be poised and ready to deliver when these end customers commit to move forward.

Ultimately, we believe the long-term impact of COVID-19 will be a higher demand for flexible spaces that can be easily adapted post-installation. We expect that this will be a positive catalyst for the conversion from conventional site-built construction to the prefabricated, offsite solution provided by DIRTT. As a result, our objective throughout the pandemic has been to continue the prudent implementation of our strategic plan, while balancing the safeguards of our balance sheet and liquidity with our desire to enhance and improve our commercial and operational capabilities to take advantage of expected increases in demand when the recovery of non-residential construction occurs.

In early 2021 we took steps to further bolster our liquidity in the face of continued uncertainty and near-term sales softness. In January 2021, we completed a C$40.3 million (approximately $31.6 million) issuance of convertible debentures with a five-year term and convertible into common shares at a price of C$4.65 per share. In early February, we completed the conversion of our undrawn existing cash-flow-based credit facility to an asset-backed facility, eliminating the need for a covenant holiday and ensuring future borrowing availability based upon accounts receivable and inventory balances. We expect to draw approximately $11 million on our existing equipment leasing facilities in the first half of 2021, financing the equipment purchases for our new South Carolina facility, largely paid for in instalments in 2019 and 2020. We also intend to apply for further government subsidy programs, including the Canadian Emergency Wage Subsidy program (CEWS) to the extent that it is applicable. In 2020, we qualified for $12.7 million of government subsidies of which $11.0 million was received with the balance expected to be received in 2021. This financial foundation provides the basis for us to continue to execute our strategic plan while the recovery from the COVID-19 pandemic takes hold, enables us to avoid costly retrenchments of the transformational investments we have made, and increases our flexibility should the recovery take longer than expected.

Our commercial transformation is the key pillar of our growth strategy, against which we made significant progress in 2020.   This includes the hiring of personnel for key roles in the commercial organization and the establishment of both strategic marketing and strategic account and enterprise sales functions. We completed our Customer Relationship Management infrastructure buildout and are now in the process of rolling it out to all our sales representatives with full deployment expected in the first half of 2021. Our total cost of ownership tool, which provides an objective comparison with conventional construction, has been fully developed and deployed and further refinements and expansion of the tool’s capabilities will be a focus in 2021. During 2020 we added eight new Distribution Partners and expanded the territory of five others, mitigating the effects of partners who we chose to terminate due to performance or competitive issues. In 2021, we expect to build upon the work completed in 2020. This will include priority hires to drive enhanced market coverage, the buildout of our DXC in Dallas, with completion expected in the third quarter, the continuation of our strategic marketing campaigns focused on return to work and the nurturing of new and existing strategic account relationships.

Manufacturing excellence is the second pillar of our growth strategy. Our core commitment to organizational safety resulted in a TRIF of 0.48 in 2020, more than 75% below the industry average and included the Company’s first ever recordable incident-free quarter. Our enhanced safety protocols and robust contact tracing have been effective thus far in mitigating the spread of COVID-19 infections within our facilities and have helped us to avoid any material production disruptions. During 2020, we realized production efficiencies and yield improvements at both our aluminum manufacturing plants, and at our Calgary tile facility through changes in process flow. We also completed strategic sourcing agreements for major suppliers and enhanced quality and delivery processes. Having achieved continuous improvement by year end, in 2021, we will focus on the maturation and further integration of our processes to drive ongoing advancements in all areas of quality, delivery, inventory and productivity. We also remain on schedule for the commencement of commercial operations at our South Carolina tile facility in the second quarter of 2021.

The third pillar of our growth strategy is innovation. During 2020, in response to the needs of the pandemic, we developed four interior and exterior free-standing kiosks for COVID-19 testing and vaccinations, which we are currently marketing to healthcare organizations, retailers and large employers.  Regardless of whether these kiosks drive incremental sales, we believe they increase the prominence of our brand and demonstrate our overall capabilities to a new set of potential customers. From a software perspective, we released ICE 21, our most significant ICE release to date, allowing more people to experience ICEreality with added Android and Windows desktop platform capability and expanded functionality across a broader range of virtual reality head-mounted display hardware. In 2021, we expect innovation within our interior solutions and software to continue, including expanded functionality of our Inspire low profile modular and Reflect ultra-sleek glass wall solutions and ongoing improvements to the integration and core functionality of ICE.

Throughout the last two years, we have made improvements in cost control and investment discipline which has served us well, particularly during the COVID-19 pandemic. In addition, we have benefited from reduced expenditures on travel and entertainment due to travel restrictions and deliberate reductions of certain discretionary expenditures until such time as the recovery occurs. Our capital expenditure program in 2021 is expected to total approximately $14 million, of which approximately $3.5 million relates to our investment in the Dallas DXC, $3.0 million relates to the equipment and commissioning of our South Carolina tile and millwork facility, $3.0 million relates to the investments in our technology platform, with the remaining associated with  required maintenance capital and certain corporate initiatives.

In November 2019, our strategic plan articulated financial targets of $450 million to $550 million in revenue and 18% to 22% adjusted EBITDA margins to be achieved by the end of 2023. While the non-residential construction market is much less favorable than in late 2019 and our 2020 revenues were more than 30% below our 2019 revenues, the operating environment and transformation of the Company are sufficiently dynamic, which lead us to believe these goals are still achievable.

Non-GAAP Financial Measures

Note Regarding Use of Non-GAAP Financial Measures

Our consolidated financial statements are prepared in accordance with GAAP. These GAAP financial statements include non-cash charges and other charges and benefits that we believe are unusual or infrequent in nature or that we believe may make comparisons to our prior or future performance difficult.

As a result, we also provide financial information in this Annual Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), the impact of under-utilized capacity on gross profit, tax consequences and stock-based compensation. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA.

In the fourth quarter of 2019, we removed the impact of all foreign exchange from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-on-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. We have presented a reconciliation to our prior calculation of Adjusted EBITDA for all years presented. Additionally, in the fourth quarter of 2019, we excluded from Adjusted Gross Profit costs associated with under-utilized capacity. Fixed production overheads are allocated to inventory on the basis of normal capacity of the production facilities. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred.

Reorganization expenses, impairment expenses, government subsidies, depreciation and amortization, stock-based compensation, and foreign exchange gains or losses are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

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

EBITDA and Adjusted EBITDA for the Years Ended December 31, 2020, 2019 and 2018

The following table presents a reconciliation for the year-to-date results of 2020, 2019 and 2018 of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	For the Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Net income (loss) for the period	(11,298)	(4,396)	5,550
Add back (deduct):
Interest Expense	305	131	503
Interest Income	(238)	(529)	(425)
Income Tax Expense	2,104	1,019	3,280
Depreciation and Amortization	11,706	12,242	13,699
EBITDA	2,579	8,467	22,607
Stock-based Compensation	2,351	3,876	3,661
Non-cash Foreign Exchange Gain on Debt Revaluation	-	(211)	546
Government Subsidies	(12,721)	-	-
Reorganization Expense	-	4,560	7,380
Impairment Expense	-	-	8,680
Adjusted EBITDA, as previously presented(1)	(7,791)	16,692	42,874
Other Foreign Exchange (Gains) Losses	576	1,535	(3,760)
Adjusted EBITDA	(7,215)	18,227	39,114
Net Income (Loss) Margin(2)	(6.6)%	(1.8)%	2.0%
Adjusted EBITDA Margin, as previously presented(1)	(4.5)%	6.7%	15.6%
Adjusted EBITDA Margin	(4.2)%	7.4%	14.2%

(1)	As discussed previously, in prior filings, only foreign exchange movements on debt revaluation was included in Adjusted EBITDA.
(2)	Net income divided by revenue.

As discussed above, we have removed the impact of all foreign exchange gains or losses from Adjusted EBITDA and have presented a reconciliation to our prior calculation of Adjusted EBITDA for the periods presented above.

For the year ended December 31, 2020, Adjusted EBITDA and Adjusted EBITDA Margin decreased to a $7.2 million loss or (4.2)% from $18.2 million or 7.4% in the same period of 2019. This decrease reflects a $34.5 million decrease in Adjusted Gross Profit, partially offset by an $8.2 million aggregate decrease in sales and marketing, general and administrative, operations support and technology and development expenses as discussed in more detail below.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Years Ended December 31, 2020, 2019 and 2018

The following table presents a reconciliation for the years ended December 31, 2020, 2019, and 2018 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	For the Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Gross profit	53,283	86,424	107,009
Gross profit margin	31.1%	34.9%	39.0%
Add: Depreciation and amortization expense	8,110	9,195	9,528
Adjusted Gross Profit, as previously presented	61,393	95,619	116,537
Add: Costs of under-utilized capacity	2,010	2,240	-
Adjusted Gross Profit	63,403	97,859	116,537
Adjusted Gross Profit Margin, as previously presented	35.8%	38.6%	42.4%
Adjusted Gross Profit Margin	37.0%	39.5%	42.4%

Gross profit and gross profit margin decreased to $53.3 million or 31.1% for the year ended December 31, 2020, from $86.4 million or 34.9% for the year ended December 31, 2019. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $63.4 million or 37.0% for the year ended December 31, 2020, from $97.9 million or 39.5% for the year ended December 31, 2019. The decreases are largely due to reduced fixed cost leverage caused by reductions in revenues and excess labor capacity prior to headcount reductions discussed below combined with $1.0 million of related severance costs incurred during the first six months of 2020.

During the fourth quarter of 2019, we determined that we were carrying abnormal excess capacity in our manufacturing facilities as a result of the slowdown in sales and determined certain production overheads should be directly expensed in cost of sales, representing production overheads that were not attributable to production. In the first quarter of 2020, we separately classified $2.0 million as costs related to our under-utilized capacity (1.2% of gross profit margin) in cost of sales. We took steps to manage our excess capacity, including the reduction in staffing by 14%, with a further 12% reduction in April 2020, and the undertaking of planned factory curtailments. The staffing reductions realigned our capacity with then expected activity levels; however, our fixed costs will affect our Adjusted Gross Profit Margin, which we expect to remain below historical percentages until sales improve. Prospectively, we expect our fixed cost of sales to be approximately $6.4 million per quarter, and remaining costs of sales to be approximately 50% to 55% of revenues comprising materials that are variable and dependent on product mix, and labor which is quasi-variable as we match our shifts to order volumes to the extent possible.

Following the completion of third-party testing in 2019, we determined that timber included in certain projects installed between 2016 and 2019 potentially did not meet the fire-retardant specifications under which the projects were sold. As a result, we recorded a $2.5 million provision in the fourth quarter of 2019 and have been contacting customers to determine whether remedial actions are required. In the second quarter of 2020, we identified and validated an in-situ solution that we believe will meet the fire-retardant specification under which the projects were sold and reduced the associated provision to $1.3 million, which represents expected costs to prepare impacted sites and apply the in-situ solution. In the third quarter of 2020, we completed building code reviews of the affected projects and determined that the timber as installed met the requisite building code requirements as it related to fire retardance. We further reduced our timber provision by $0.5 million as we believe this reduces any obligation to remediate previously installed projects. Additionally, we entered into agreements with certain customers to compensate them for product charges not fulfilled.

In 2019, we incurred approximately $2.5 million of costs, representing 1.1% of gross profit margin, to mitigate future warping of our tiles. In the first quarter of 2020, we commissioned new equipment to prime our medium density fiberboard (“MDF”). The use of primed MDF addressed the tile warping issues that occurred in late 2018 and early 2019 due to higher than expected moisture absorption. Additionally, our costs associated with remediating deficiencies decreased in 2020.

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	For the Year Ended December 31,
	2020	2019	% Change
	($ in thousands)
Revenue	171,507	247,735	(31)
Gross Profit	53,283	86,424	(38)
Gross Profit Margin	31.1%	34.9%	(11)
Operating Expenses
Sales and Marketing	28,049	33,939	(17)
General and Administrative	26,663	27,645	(4)
Operations Support	9,381	11,037	(15)
Technology and Development	8,111	7,818	4
Stock-based Compensation	2,351	3,876	(39)
Reorganization	-	4,560	(100)
Total Operating Expenses	74,555	88,875	(16)
Operating Income (Loss)	(21,272)	(2,451)	768
Operating Margin	(12.4)%	(1.0)%	1,140

Revenue

The following table sets forth the contribution to revenue of our DIRTT Solutions and related offerings.

	For the Year Ended December 31,
	2020	2019	% Change
	($ in thousands)
Product	150,004	215,109	(30)
Transportation	15,491	23,903	(35)
License fees from Distribution Partners	1,194	1,647	(28)
Total product revenue	166,689	240,659	(31)
Installation and other services	4,818	7,076	(32)
	171,507	247,735	(31)

Revenue decreased in the year ended December 31, 2020 by $76.2 million or 31% compared to the year ended December 31, 2019. Revenue decreased due to several factors, as discussed above in “– Summary of Financial Results” and “– Outlook”. We believe the decrease principally reflects the severe economic and social impact of the COVID-19 pandemic, including a major contraction in construction activity levels in North America due to work-from-home requirements, lock-down measures and other regulatory responses implemented by governments and public health officials. While we did not experience any material cancellations of projects that were underway at the start of the COVID-19 pandemic, it is uncertain as to the impact of the pandemic on future projects that are either in the planning or conceptual stage. It is highly likely that future projects will also experience similar delays as the COVID-19 pandemic runs its course. See Item 1A. “Risk Factors”.

We are in the process of making substantial improvements to our commercial function, as outlined in our strategic plan, including building an appropriate organizational structure, improving the effectiveness of our existing sales force, attracting new sales talent, establishing strategic marketing and lead generation functions, as well as expanding and better supporting our Distribution Partner network. While we believe these actions are critical to driving long-term, sustainable growth, particularly as the recovery from the COVID-19 pandemic commences, these actions did not have a measurable effect on 2020 revenues in light of the severe economic adversity caused by the pandemic.

Installation and other services revenue decreased $2.3 million for the year ended December 31, 2020 compared to the same period in 2019. The changes in installation revenue are primarily due to the timing of projects and overall sales activity, including the impacts of the COVID-19 pandemic. Except in limited circumstances, our Distribution Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Distribution Partner network to expand our market penetration and ensure best practices are shared across local markets. We currently have 72 Distribution Partners, servicing multiple locations. During 2020, we made several changes and upgrades to our Distribution Partner network, expanding our relationships with new and existing partners and ending our relationships with others. Our clients, as serviced primarily through our Distribution Partners, exist within a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology and hospitality

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market.

	For the Year Ended December 31,
	2020	2019	% Change
	($ in thousands)
Commercial	102,245	158,256	(35)
Healthcare	35,400	44,197	(20)
Government	14,128	14,879	(5)
Education	13,722	21,680	(37)
License fees from Distribution Partners	1,194	1,647	(28)
Total product revenue	166,689	240,659	(31)
Service revenue	4,818	7,076	(32)
	171,507	247,735	(31)

	For the Year Ended December 31,
	2020	2019	% Change
	(in %)
Commercial	63	67	(6)
Healthcare	21	18	17
Government	8	6	33
Education	8	9	(11)
Total product revenue(1)	100	100	NA

(1)	Excludes license fees from Distribution Partners.

Revenue decreased by 31% in the year ended December 31, 2020 over the same period in 2019 and was driven primarily by decreased commercial sales. Commercial revenues decreased by 35% from the prior year, due largely to the severe impact of COVID-19 on commercial construction activities in North America in 2020 and the completion of a major project in 2019 that was not replaced. Similarly, education sales decreased by 37% from 2019 as most universities and private schools moved to on-line classes in response to the COVID-19 pandemic in 2020. During 2020, healthcare revenues were impacted to a lesser degree, decreasing by 20% from 2019 and reflecting approximately $5 million of revenues that were directly related to COVID-19. Included in this amount was the delivery of specifically designed acute care rooms for use in prefabricated temporary hospital spaces to an end customer in the Southeastern United States.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States, with periodic international projects from North American Distribution Partners. The following table presents our revenue dispersion by geography.

	For the Year Ended December 31,
	2020	2019	% Change
	($ in thousands)
Canada	18,848	34,085	(45)
U.S.	152,659	213,650	(29)
	171,507	247,735	(31)

Historically, approximately 15-25% and 75-85% of revenues are derived from sales to Canada and the United States, respectively. In 2020, revenues from Canada fell to 11% of total sales while sales to the United States increased to 89%. COVID-19 infection rates and resulting regulatory responses by governments and public health officials vary significantly by region, impacting the relative contribution of sales from each country.

Sales & Marketing Expenses

Sales and marketing expenses decreased $5.9 million to $28.0 million for the year ended December 31, 2020, from $33.9 million for the year ended December 31, 2019. The decreases were largely related to a reduction in commission expenses on lower revenues and lower travel, meals and entertainment expenses during the year ended December 31, 2020 due to restrictions on travel as a result of the COVID-19 pandemic, the cancellation of Connext and other tradeshows as well as continued attention to cost discipline. As economies re-open, we anticipate travel, meals and entertainment expenses to increase over current levels, the timing and amount of which, however, are indeterminate. These reductions were partially offset by $1.1 million of increased salary and wage expenses as we continue to build our sales organization. Included in sales and marketing expenses for the year ended December 31, 2019 were $2.0 million of one-time consulting costs related to the sales and marketing plan developed with the assistance of an internationally recognized consulting firm that did not recur in 2020.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased $0.9 million to $26.7 million for the year ended December 31, 2020 from $27.6 million for the year ended December 31, 2019. For the year ended December 31, 2020, the decrease was the result of $1.9 million of expense reductions due to COVID-19 and a $1.2 million reversal of a provision relating to a claim for severance by one of our former founders, offset by $3.2 million of increased professional fees and a $0.6 million provision recorded for expected credit losses against our accounts receivable balances. During 2019, we incurred $2.6 million of expenses related to the listing of our common shares on Nasdaq which did not occur in 2020, offset by the reversal of the $1.3 million claims provision.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Distribution Partner project execution and our manufacturing operations. Operations support expenses decreased $1.6 million to $9.4 million for the year ended December 31, 2020, from $11.0 million for the year ended December 31, 2019. The decrease was the result of lower consulting costs and a decrease in travel, meals and entertainment costs in 2020 due COVID-19 restrictions. These decreases were partially offset by an increase in personnel costs due to increased headcount to better support project execution and support of our Distribution Partners. In 2019, we incurred $1.1 million of consulting costs to assist with the rectification of the tile warping issue.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses increased by $0.3 million to $8.1 million for the year ended December 31, 2020, compared to $7.8 million for the year ended December 31, 2019, due to increased professional fees related to patents for our technology.

Stock-Based Compensation

During the third quarter of 2018, we determined that we no longer qualified as a Foreign Private Issuer (“FPI”) under the rules of the SEC. To minimize any undue effects on employees, our Board approved the availability of a cash surrender feature for certain options, including options issued under our Amended and Restated Incentive Stock Option Plan (“Stock Option Plan”), until such time as we requalified as a FPI or we registered our common shares with the SEC, which occurred on October 9, 2019 upon the listing of our common shares on Nasdaq. Accordingly, we accounted for the fair value of outstanding stock options at the end of the reporting period as a liability, with changes in the liability recorded through net income as a stock-based compensation fair value adjustment. On October 9, 2019, we ceased allowing cash surrender of options and returned to equity accounting under the Stock Option Plan without quarterly fair value adjustments at that date.

Stock-based compensation for the year ended December 31, 2020 was $2.4 million compared to $3.9 million for the same period of 2019. Prior to the return to equity settled accounting, we had a liability of $1.8 million.

Reorganization Expenses

We recorded $nil reorganization expenses for the year ended December 31, 2020, compared to $4.6 million for the year ended December 31, 2019. These costs included severance payments, and related legal and consulting costs associated with management and organizational changes.

Government Subsidies

The Company recorded $12.7 million of government subsidies during the year ended December 31, 2020, of which $11.0 million were received during the year.

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the Canadian Emergency Wage Subsidy (“CEWS”). The CEWS provides the Company with a taxable subsidy in respect of a specific portion of wages paid to Canadian employees during the periods extending from March 15, 2020 to March 13, 2021 (with a potential extension to June 30, 2021), based on the percentage decline of the Company in certain of its Canadian-sourced revenues during each qualifying period. The Company's eligibility for the CEWS may change for each qualifying period and is reviewed by the Company for each qualifying period.

On November 19, 2020, the Canadian government also implemented the Canada Emergency Rent Subsidy (“CERS”). CERS provides a taxable subsidy to cover eligible expenses for qualifying properties, subject to certain maximums, starting on September 27, 2020 to March 13, 2021 (with a potential extension to June 30, 2021), with the amount of the subsidy based on the percentage decline of the Company in certain of its Canadian-sourced revenues in each qualifying period.  The Company's eligibility for the CERS may change for each qualifying period and is reviewed by the Company for each qualifying period.

Income Tax

The provision for income taxes is comprised of federal, state, provincial and foreign taxes based on pre-tax income. During 2020, DIRTT recorded a full valuation allowance of $5.2 million against Canadian deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada to fully deduct historical losses.

In the United States, the CARES Act of 2020 allows, among other provisions, for the recovery of taxes paid over the preceding five years from current year losses. The 2020 current income tax recovery reflects a $3.6 million recovery of income taxes previously paid in the United States.

Alberta’s provincial corporate tax rate decreased on June 28, 2019 from 11.5% to 11% for the second half of 2019, and was scheduled to further reduce to 10% for 2020, to 9% for 2021 and to 8% thereafter. As part of Alberta’s Recovery Plan, the decrease in provincial tax rates was accelerated such that the provincial corporate tax rate is 8% effective July 1, 2020. As a result of this rate change, we reduced our deferred tax asset by $0.9 million, with a corresponding deferred income tax expense recorded in the second quarter of 2019. Income tax expense for the year ended December 31, 2019, inclusive of the charge associated with the Alberta tax rate change, was $1.1 million.

As at December 31, 2020, we had C$45.3 million of loss carry-forwards in Canada and none in the United States. These loss carry-forwards will begin to expire in 2032.

Net Loss

Net loss was $11.3 million or $0.13 net loss per share for the year ended December 31, 2020, compared to net loss of $4.4 million or $0.05 net loss per share in 2019. The variance is primarily the result of a $33.1 million decrease in gross margin and a $1.1 million increase in income tax expense, partially offset by a $14.3 million reduction in operating costs, decreased foreign exchange losses of $0.7 million and government subsidies in 2020 of $12.7 million (2019 - $nil).

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018 is included under the heading Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 26, 2020.

Seasonality

The construction industry has historically seen seasonal slowdowns related to winter weather conditions and holiday schedules in the fourth and first quarters of each calendar year. Our business has generally, but not always, followed this trend with a slight time lag, leading to stronger sales in the second half of the year versus the first half. Weather factors can also influence third-party exterior construction schedules and site conditions, which may in turn affect timing of interior renovations.

Due to the fixed nature of some of our manufacturing costs, such as our facilities leases and related indirect operating costs, periods of higher revenue volume tend to generate higher gross profit and operating income margins while periods of lower volume tend to generate lower gross profit and operating income margins. Quarters that contain consistent monthly manufacturing volumes tend to generate higher gross profit than those where manufacturing levels vary significantly from month to month. Product and service revenue mix also tends to impact gross profit, as simplistic product and service revenue mix can result in lower gross profit, while “full solution” or comprehensive product and service revenue mixes tend to have higher gross profit.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2020 totaled $45.8 million, a decrease of $1.4 million from $47.2 million at December 31, 2019.

During 2020, the Company entered into a C$5.0 million equipment leasing facility in Canada on which C$3.6 million ($2.6 million) of cash consideration was drawn during the year, and a $16.0 million equipment leasing facility in the United States on which $3.5 million was drawn during the year (the “Leasing Facilities”) with RBC. In February 2021, the equipment leasing facility in the United States was reduced to $14.0 million in conjunction with the negotiation of a new credit facility. The Leasing Facilities are available for equipment expenditures and certain equipment expenditures already incurred. We anticipate further drawings in 2021 as available on equipment in the South Carolina Facility as commissioning activities are completed.

At December 31, 2020, we had a C$50.0 million revolving operating facility (the “Previous RBC Facility”) with the Royal Bank of Canada (“RBC”) under which $10.6 million was available.

In January 2021, we issued C$40.3 million of convertible unsecured subordinated debentures (the “Debentures”) for net proceeds after costs of C$37.7 million. The Debentures will accrue interest at a rate of 6.00% and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and will be repayable on January 31, 2026.

In February 2021, we entered into a C$25.0 million senior secured revolving credit facility with RBC (the “New RBC Facility”), replacing the Previous RBC Facility. Under the New RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). As at December 31, 2020, available borrowings under the New RBC Facility would have been C$9.3 million ($7.3 million).

In light of the uncertainty caused by the near and potential mid-term impacts of the COVID-19 pandemic, we have evaluated multiple downside scenarios and have implemented cost control and expenditure management processes. Based on these analyses and the implementation of these spending control processes, we believe that existing cash and cash equivalents combined with increased liquidity from the Leasing Facilities and the issuance of the Debentures in January 2021 should, except in very extreme cases, be sufficient to support ongoing working capital and capital expenditure requirements for at least the next twelve months.

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

Since our inception, we have financed operations primarily through cash flows from operations, long-term debt, and the sale of equity securities. Over the past three years, we have funded our operations and capital expenditures through a combination of cash flow from operations and cash on hand. We had no amounts outstanding under the Previous RBC Facility and $6.0 million outstanding under the Leasing Facilities as of December 31, 2020.

The following table summarizes our consolidated cash flows for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Net cash flows provided by operating activities	12,485	13,359	10,065
Net cash flows used in investing activities	(19,392)	(15,189)	(13,462)
Net cash provided by (used in) financing activities	5,724	(5,484)	(3,069)
Effect of foreign exchange on cash and cash equivalents	(145)	1,076	(3,606)
Net decrease in cash and cash equivalents	(1,328)	(6,238)	(10,072)
Cash and cash equivalents, beginning of year	47,174	53,412	63,484
Cash and cash equivalents, end of year	45,846	47,174	53,412

Operating Activities

Net cash flows provided by operating activities decreased to $12.5 million for the year ended December 31, 2020 from $13.4 million for the comparative period in 2019. The decrease is cash flows from operations is largely due to a decrease in revenues and a reduction in trade and other payables partially offset by the receipt of government subsidies and improved collections of trade accounts receivable.

Investing Activities

We invested $16.6 million in property, plant and equipment assets (“PP&E”) during 2020 compared to $12.3 million in 2019. The increase was primarily due to capital investments in manufacturing facilities including $9.9 million of equipment purchases for the South Carolina facility, $2.9 million on the renovation of our Chicago DXC and $0.5 million on development to our new Dallas DXC. The balance of our investment in PP&E reflects corporate expenditures and sustaining capital for our manufacturing facilities. We invested $3.5 million on capitalized software and other assets in both 2020 and 2019.

Financing Activities

Net cash provided by financing activities was $5.7 million in 2020 compared to $5.5 million used in financing activities in 2019. During the year ended December 31, 2020 $6.1 million was received under the Leasing Facilities, of which $0.4 million of payments were made during the year. In 2019, we repaid the balance of $5.6 million on long-term debt outstanding and related interest during the first quarter of 2019.

We currently expect to fund anticipated future investments with available cash, including approximately C$37.7 million of proceeds from our convertible debenture issuance that was completed in February 2021, and drawings on our Leasing Facilities. We expect to draw approximately $11.0 million on our Leasing Facilities in the first half of 2021, financing the equipment purchases for our new South Carolina facility, largely paid for in installments in 2019 and 2020. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we deem appropriate. We may also use debt or pursue equity financing depending on the share price at the time, interest rates, and nature of the investment opportunity and economic climate.

Credit Facility

On July 19, 2019, we entered into the Previous RBC Facility, a C$50.0 million senior secured revolving credit facility with RBC. The Previous RBC Facility had a three- year term and could be extended for up to two additional years at our option. Interest was calculated at the Canadian or U.S. prime rate with no adjustment, or the bankers’ acceptance rate plus 125 basis points. We were required to comply with certain financial covenants under the Previous RBC Facility, including maintaining a minimum fixed charge coverage ratio (“FCCR”) of 1.15:1 and a maximum debt to Adjusted EBITDA ratio of 3.0:1 calculated on a trailing four quarter basis (the “Covenants”). We were also required to comply with certain non-financial covenants, including, among other things, covenants restricting our ability to (i) dispose of our property, (ii) enter into certain transactions intended to effect or otherwise permit a material change in our corporate or capital structure, (iii) incur any debt, other than permitted debt, and (iv) permit certain encumbrances on our property. At December 31, 2020, we had no amounts drawn on the Previous RBC Facility.

During the second quarter of 2020, the Company entered into a letter agreement with RBC pursuant to which the Covenants under the Previous RBC Facility were waived for the June 30 and September 30, 2020 quarterly measurement dates (the "Covenant

Holiday Period"). In the fourth quarter of 2020, the Company entered into a letter agreement with RBC pursuant to which the Covenants under the Previous RBC Facility were waived for the December 31, 2020 quarterly measurement date (the "Covenant Holiday Period Extension"). During the Covenant Holiday Period and the Covenant Holiday Period Extension, the Company was able to borrow to a maximum of 75% of eligible accounts receivable and 25% of eligible inventory, less priority payables, subject to an aggregate limit of $50.0 million including amounts borrowed under the Leasing Facilities. During the Covenant Holiday Period and the Covenant Holiday Period Extension, the Company was required to maintain a cash balance of C$10.0 million if no loans were drawn under the facility, have Adjusted EBITDA of not less than a loss of $7.0, $16.5 million and $3.0 million for the twelve-month periods ended June 30, September 30, 2020 and December 31, 2020, and make capital expenditures of no more than $10.7 million during the Covenant Holiday Period and $8.8 million during the Covenant Holiday Period Extension. As at December 31, 2020, the Previous RBC Facility was undrawn and the available borrowing base was $10.6 million. The Company was in compliance with the requirements of the covenant holiday as at December 31, 2020.

On February 12, 2021, the Company entered into the New RBC Facility, a C$25.0 million senior secured revolving credit facility with RBC, replacing the Previous RBC Facility. Under the New RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. Under the New RBC facility, available borrowings would have been C$9.3 million ($7.3 million) at December 31, 2020 if the New RBC Facility was in place. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the New RBC Facility, if the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash (the “Aggregate Excess Availability”), is less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 calculated on a trailing twelve month basis. Additionally, if the FCCR has been above 1.10:1 for the three immediately consecutive months, the Company is required to maintain a reserve account equal to the aggregate of one-year of payments on the Leasing Facilities. We anticipate not meeting the three month FCCR requirement for the end of the first quarter of 2021, which would result in requiring $1.1 million of cash, being one-year payments on the Leasing Facilities, to be restricted. This amount could increase as we draw additional amounts on the Leasing Facilities. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

During 2020, the Company entered into the Leasing Facilities, consisting of a C$5.0 million equipment leasing facility in Canada and a $16.0 million equipment leasing facility in the United States (the “Leasing Facilities”) with RBC, which are available for equipment expenditures and certain equipment expenditures already incurred. Pursuant to the Covenant Holiday Period Extension, the equipment leasing facility in the United States was reduced from $16.0 million to $14.0 million and the revolving Leasing Facilities were amended to be amortizing facilities.  The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 4.50%. The U.S. equipment Leasing Facility is amortized over a six-year term and extendible at the Company’s option for an additional year.

During 2020, the Company received $3.5 million of cash consideration under the U.S. equipment Leasing Facility and commenced the lease term for the equipment at the South Carolina Facility. The Company received C$3.6 million ($2.6 million) of cash consideration under the equipment Leasing Facility in Canada and commenced the lease term for the Canadian equipment expenditures during 2020.

We were subject to certain restrictive and financial covenants under the Previous RBC Facility. Under the New RBC Facility, we are restricted from paying dividends unless Payment Conditions (as defined in the New RBC Facility) are met, including having a net borrowing availability of at least C$10 million over the proceeding 30 day period, and having a trailing twelve month fixed charge coverage ratio above 1.10:1 and certain other conditions

The Previous RBC Facility was and the New RBC Facility is currently secured by substantially all of our real property located in Canada and the United States.

Contractual Obligations

The following table summarizes DIRTT’s contractual obligations at December 31, 2020:

	Payments due by period
	Less than			Greater than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	($ in thousands)
Accounts payable and accrued liabilities	20,350	-	-	-	20,350
Other liabilities	3,677	-	-	-	3,677
Customer deposits and deferred revenue	1,819	-	-	-	1,819
Lease liabilities (undiscounted)	5,900	9,037	4,471	24,875	44,283
Long-term debt[1]	1,141	2,281	2,057	1,293	6,772
Purchase obligations	3,228	-	-	-	3,228
Total	36,115	11,318	6,528	26,168	80,129

(1)Includes principal and interest. See Note 13 to our Consolidated Financial Statements for additional information.

Significant Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements appearing elsewhere in this Annual Report. Our critical accounting estimates include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. We prepare our financial statements in conformity with GAAP. As a result, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. Critical estimates and assumptions made by management include:

Estimates of liabilities associated with the potential and amount of warranty, legal claims and other contingencies

We have warranty obligations with respect to manufacturing defects on most of our manufactured products. Warranty periods generally range from one to 10 years. We have recorded a reserve for estimated warranty and related costs based on historical experience and periodically adjust these provisions to reflect actual experience. We assess the adequacy of our warranty accrual on a quarterly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. Typically, product deficiencies requiring our warranty are identified and remediated within a year of production. The following provides information with respect to our warranty accrual. At December 31, 2020 and 2019, we had $1.8 million and $4.0 million, respectively, accrued for warranty and other provisions, and third-party costs associated with remedying deficiencies were $1.3 million during the fiscal year ended December 31, 2020, as compared to $2.6 million during the fiscal year ended December 31, 2019. Following the completion of third-party testing in 2019, we determined that timber included in certain projects installed between 2016 and 2019 potentially did not meet the fire-retardant specifications under which the projects were sold. As a result, we recorded a $2.5 million provision in the fourth quarter of 2019 and have been contacting customers to determine whether remedial actions are required. In the second quarter of 2020, we identified and validated an in-situ solution that we believe will meet the fire-retardant specification under which the projects were sold and reduced the associated provision to $1.3 million, which represents expected costs to prepare impacted sites and apply the in-situ solution. In the third quarter of 2020, we completed building code reviews of the affected projects and determined that the timber as installed met the requisite building code requirements as it related to fire retardance. We further reduced our timber provision by $0.5 million as we believe this reduces any obligation to remediate previously installed projects. Additionally, we entered into agreements with certain customers to compensate them for product charges not fulfilled.

We establish reserves for estimated legal contingencies when we believe a loss on litigation is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liability reserves are reflected in operations in the period in which there are changes in facts and circumstances that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. We estimate the probable cost by evaluating historical precedent as well as the specific facts relating to each contingency (including the opinion of outside advisors). Should the outcome differ from our assumptions and estimates, or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known. At December 31, 2020 and 2019, we had $nil and $0.7 million, respectively, provided for legal provisions.

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

Our determination of the fair value associated with long-term assets involves significant estimates and assumptions, including those with respect to the determination of asset groups, future cash inflows and outflows, discount rates, and asset lives. In the current year, estimates of cash inflows are dependent on the timing and extent of recovery of the slowdown experienced as a result of the COVID-19 pandemic. These significant estimates require considerable judgment, which could affect our future results if the current estimates of future performance and fair values change.

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

Estimates of future taxable earnings used to assess the realizable value of deferred tax assets

We use the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their carrying amounts reported in the financial statements. Deferred income tax assets also reflect the benefit of unutilized tax losses that can be carried forward to reduce income taxes in future years. Such method requires the exercise of significant judgment in determining whether or not our deferred tax assets are probable of recovery from taxable income of future years and, therefore, can be recognized in the financial statements. Also, estimates are required to determine the expected timing upon which tax assets will be realized and upon which tax liabilities will be settled. We assess the ability to recover our deferred tax assets every quarter and concluded that a valuation allowance was required against our Canadian deferred tax assets.

Tax interpretations, regulations and legislation in the various jurisdictions in which the Company and its subsidiaries operate

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, and Canadian federal and provincial, jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

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

Prior to October 2019, we allowed certain vested stock options to be surrendered for cash, resulting in the stock options being accounted for as liabilities at fair value every period, which increases the sensitivity of our accounting to share price movements.

Estimates of ability and timeliness of customer payments of accounts receivable

Our expected credit loss reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating expected credit losses. In estimating the Company’s current estimate of expected credit losses, management considers historical credit loss experience as well as forward- looking information in order to establish rates for each class of financial receivable with similar risk characteristics. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the expected credit loss. We have a contract with a trade credit insurance provider, whereby a portion of our trade receivables are insured. The trade credit insurance provider determines the coverage amount, if any, on a customer-by-customer basis. Based on our trade receivables balance as at December 31, 2020 and 2019, 84% and nil%, respectively, of that balance was covered by trade credit insurance provider.

At December 31, 2020, we had an allowance for expected credit loss of $0.6 million (2019 - $0.1 million).

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

Our credit risk is primarily concentrated in our trade receivables as we do not believe that we are exposed to any significant credit risk related to our cash and cash equivalents. The amounts disclosed in the consolidated balance sheet for trade and other receivables are net of allowances for doubtful accounts. Allowances are provided for the Company’s current estimate of all expected credit losses using the lifetime expected credit loss model. In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At December 31, 2020, approximately 84% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, that have arisen since April 1, 2020. Our trade balances are spread over a broad Distribution Partner base, which is geographically dispersed. No Distribution Partner accounts for greater than 10% of revenue. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The overall change and uncertainty in the economy as a result of the COVID-19 pandemic has caused us to increase our expectation of credit losses during the first quarter of 2020, and additionally, we believe the COVID-19 pandemic has affected the ability of certain Distribution Partners and other customers to pay amounts owed or owing to DIRTT due to the impact of local shutdowns on businesses in certain markets. Accordingly, we have increased our provision for expected credit losses by $0.6 million to $0.7 million during the year ended December 31, 2020.

Market risk

Market risk is the risk that changes in market prices, such as interest rates and foreign currency exchange rates, will affect our income or the value of the financial instruments held.

Foreign exchange risk

Historically, the majority (approximately 80% to 89%) of our revenue is collected in U.S. dollars, and approximately 60% of our costs are also incurred in U.S. dollars. Most other revenue and costs are denominated in Canadian dollars. As a result, we are exposed to fluctuations in the U.S. dollar against the Canadian dollar, which could have a positive or negative impact on our revenue and costs. The recent weakening of the U.S. dollar versus the Canadian dollar has had a negative impact on results because reported cost reductions are less than reported revenue reductions.

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

			Effect of net
			income for the
	Amount	Change in	year ended
	(C$ in thousands)	Currency (%)	December 31, 2020
Cash and cash equivalents	2,695	10%	270
Trade and other receivables	4,770	10%	477
Accounts payable and accrued liabilities	(11,736)	10%	(1,174)
Other liabilities	(2,095)	10%	(210)
Customer deposits and deferred revenue	(164)	10%	(16)
Long-term debt	(3,308)	10%	(331)
Total	(9,838)	10%	(984)

Commodity price risk

We consume raw materials such as aluminum, hardware, wood and veneer, timber, plastic, electrical wiring and components, paint and powder, and fabric and vinyl. While aluminum represents the largest component of our raw materials’ expenditures, overall aluminum spend comprises only approximately 10% of product revenues and, therefore, absolute exposure to price fluctuations has a minimal impact on profitability.

Interest rate risk

In July 2019, we entered into the Previous RBC Facility with no amounts outstanding at December 31, 2020. Historically, certain of our financial liabilities are subject to interest charges at floating rates and are exposed to fluctuations in interest rates. Term loans under the previous revolving operating facility were repaid without penalty in January of 2019. An increase in overall interest rates by 0.5% would have increased interest expense related to these items and decrease net income (loss) and comprehensive income (loss) by $nil for 2020 and $0.1 million for 2019. An equal decrease in rates would generate an equal amount of interest savings.

The Company’s Leasing Facilities bear interest at fixed interest rates and are therefore not subject to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of DIRTT Environmental Solutions Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DIRTT Environmental Solutions Ltd. and its subsidiaries (together, the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 due to the adoption of ASC Topic 842, Leases.

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

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants Calgary, Canada February 24, 2021

We have served as the Company’s auditor since 2017.

PricewaterhouseCoopers LLP

111-5th Avenue SW, Suite 3100, Calgary, Alberta, Canada T2P 5L3

T: +1 403 509 7500, F: +1 403 781 1825

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

DIRTT Environmental Solutions Ltd.

Consolidated Balance Sheets

(Stated in thousands of U.S. dollars)

	As at December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	45,846	47,174
Trade and other receivables, net of expected credit losses of $0.6 million at December 31, 2020 and $0.1 million December 31, 2019	18,953	24,941
Inventory	15,978	17,566
Prepaids and other current assets	4,068	3,340
Total Current Assets	84,845	93,021
Property, plant and equipment, net	49,847	41,365
Capitalized software, net	8,344	8,213
Operating lease right-of-use assets, net	33,643	20,661
Deferred tax assets, net	-	5,364
Goodwill	1,449	1,421
Other assets	5,016	5,518
Total Assets	183,144	175,563
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	20,350	20,384
Other liabilities	3,677	5,187
Customer deposits and deferred revenue	1,819	3,567
Current portion of lease liabilities	5,503	5,287
Total Current Liabilities	31,349	34,425
Deferred tax liabilities, net	414	-
Long-term debt and other liabilities	5,069	35
Long-term lease liabilities	29,781	16,116
Total Liabilities	66,613	50,576
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 84,681,364 issued and outstanding at December 31, 2020 and December 31, 2019	180,639	180,639
Additional paid-in capital	10,175	8,343
Accumulated other comprehensive loss	(17,018)	(18,028)
Accumulated deficit	(57,265)	(45,967)
Total Shareholders’ Equity	116,531	124,987
Total Liabilities and Shareholders’ Equity	183,144	175,563

Refer to Note 20 for commitments

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Stated in thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2020	2019	2018[2]
Product revenue	166,689	240,659	266,434
Service revenue	4,818	7,076	8,247
Total revenue[1]	171,507	247,735	274,681
Product cost of sales	113,445	153,128	161,844
Costs of under-utilized capacity	2,010	2,240	-
Service cost of sales	2,769	5,943	5,828
Total cost of sales	118,224	161,311	167,672
Gross profit	53,283	86,424	107,009
Expenses
Sales and marketing	28,049	33,939	40,627
General and administrative	26,663	27,645	28,722
Operations support	9,381	11,037	8,069
Technology and development	8,111	7,818	4,176
Stock-based compensation	2,351	3,876	3,661
Reorganization	-	4,560	7,380
Impairment	-	-	8,680
Total operating expenses	74,555	88,875	101,315
Operating income (loss)	(21,272)	(2,451)	5,694
Government subsidies	12,721	-	-
Foreign exchange gain (loss)	(576)	(1,324)	3,214
Interest income	238	529	425
Interest expense	(305)	(131)	(503)
	12,078	(926)	3,136
Income (loss) before tax	(9,194)	(3,377)	8,830
Income taxes
Current tax expense (recovery)	(3,521)	1,064	2,178
Deferred tax expense (recovery)	5,625	(45)	1,102
	2,104	1,019	3,280
Net income (loss)	(11,298)	(4,396)	5,550
Income (loss) per share
Basic and diluted income (loss) per share	(0.13)	(0.05)	0.07
Weighted average number of shares outstanding (in thousands)
Basic	84,681	84,671	84,477
Diluted	84,681	84,671	85,009

[1]	2020 revenues include $nil from related parties (2019 – $nil, 2018 – $2.9 million)
[2]	See Note 17

Consolidated Statement of Comprehensive Income (Loss)

	For the Year Ended December 31,
	2020	2019	2018
Income (loss) for the year	(11,298)	(4,396)	5,550
Exchange differences on translation of foreign operations	1,010	4,064	(9,980)
Comprehensive income (loss) for the year	(10,288)	(332)	(4,430)

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	income (loss)	deficit	equity
As at December 31, 2017	84,224,527	178,397	7,355	(12,112)	(47,121)	126,519
Issued on exercise of options	435,792	2,165	(628)	-	-	1,537
Stock-based compensation	-	-	2,190	-	-	2,190
Stock option conversion to cash-settled awards	-	-	(2,302)	-	-	(2,302)
Foreign currency translation adjustment	-	-	-	(9,980)	-	(9,980)
Net income for the year	-	-	-	-	5,550	5,550
As at December 31, 2018	84,660,319	180,562	6,615	(22,092)	(41,571)	123,514
Issued on exercise of options	21,045	77	(1)	-	-	76
Stock-based compensation	-	-	1,729	-	-	1,729
Foreign currency translation adjustment	-	-	-	4,064	-	4,064
Net loss for the year	-	-	-	-	(4,396)	(4,396)
As at December 31, 2019	84,681,364	180,639	8,343	(18,028)	(45,967)	124,987
Stock-based compensation	-	-	1,832	-	-	1,832
Foreign currency translation adjustment	-	-	-	1,010	-	1,010
Net loss for the year	-	-	-	-	(11,298)	(11,298)
As at December 31, 2020	84,681,364	180,639	10,175	(17,018)	(57,265)	116,531

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Cash Flows

(Stated in thousands of U.S. dollars)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss) for the year	(11,298)	(4,396)	5,550
Adjustments:
Depreciation and amortization	11,706	12,242	13,699
Stock-based compensation, net of settlements	2,351	202	1,870
Foreign exchange (gain) loss	746	345	(1,902)
(Gain) loss on disposal of property, plant and equipment	(46)	53	67
Deferred income tax expense (recovery)	5,625	(45)	1,102
Impairment	-	-	8,680
Changes in operating assets and liabilities:
Trade and other receivables	6,067	21,025	(26,613)
Inventory	1,638	1,667	(285)
Prepaid and other assets	(241)	(873)	(138)
Trade accounts payable and accrued liabilities	752	(17,379)	5,459
Other liabilities	(3,971)	5,196	673
Lease liabilities	910	(402)	-
Customer deposits and deferred revenue	(1,754)	(4,276)	1,903
Net cash flows provided by operating activities	12,485	13,359	10,065
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(16,597)	(12,303)	(8,466)
Capitalized software development expenditures and other asset expenditures	(3,515)	(3,452)	(5,234)
Recovery of software development expenditures	674	511	178
Proceeds on sale of property, plant and equipment	46	55	60
Net cash flows used in investing activities	(19,392)	(15,189)	(13,462)
Cash flows from financing activities:
Proceeds received on long-term debt	6,130	-	-
Repayment of long-term debt	(406)	(5,561)	(4,606)
Cash received on exercise of options	-	77	1,537
Net cash flows provided by (used in) financing activities	5,724	(5,484)	(3,069)
Effect of foreign exchange on cash and cash equivalents	(145)	1,076	(3,606)
Net increase (decrease) in cash and cash equivalents	(1,328)	(6,238)	(10,072)
Cash and cash equivalents, beginning of year	47,174	53,412	63,484
Cash and cash equivalents, end of year	45,846	47,174	53,412
Supplemental disclosure of cash flow information:
Interest paid	(305)	(99)	(503)
Income taxes received (paid)	1,817	(2,518)	(3,816)

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Notes to the Consolidated Financial Statements

(Amounts stated in thousands of U.S. dollars unless otherwise stated)

1. GENERAL INFORMATION

DIRTT Environmental Solutions Ltd. and its subsidiaries (“DIRTT,” the “Company,” “we” or “our”) is a leading technology-driven manufacturer of highly customized interiors. DIRTT combines its proprietary 3D design, configuration and manufacturing ICE® software (“ICE” or “ICE Software”) with integrated in-house manufacturing of its innovative prefabricated interior construction solutions and an extensive distribution partners network (“Distribution Partners”). ICE provides accurate design, drawing, specification, pricing and manufacturing process information, allowing rapid production of high-quality custom solutions using fewer resources than traditional manufacturing methods. ICE is also licensed to unrelated companies and Distribution Partners of the Company. DIRTT is incorporated under the laws of the province of Alberta, Canada, its headquarters is located at 7303 – 30th Street S.E., Calgary, AB, Canada T2C 1N6 and its registered office is located at 4500, 855 – 2nd Street S.W., Calgary, AB, Canada T2P 4K7. DIRTT’s common shares trade on the Toronto Stock Exchange under the symbol “DRT” and on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “DRTT”.

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

Significant estimates and assumptions made by management include:

•	Estimates of ability and timeliness of customer payments of accounts receivable;
•	Estimates of useful lives of depreciable assets as well as the fair value of long-term assets and future cash flows used for impairment calculations;
•	Estimates of future taxable earnings used to assess the realizable value of deferred tax assets;
•	Tax interpretations, regulations and legislation in the various jurisdictions in which the Company and its subsidiaries operate;

•	Estimates of the fair value of stock awards, including whether the performance criteria will be met and measurement of the ultimate payout amount; and
•	Estimates of liabilities associated with the potential and amount of warranty, legal claims and other contingencies.

Segments

Management has determined that DIRTT has one operating segment. The Company’s chief executive officer, who is DIRTT’s chief operating decision maker, reviews financial information on a consolidated and aggregate basis, together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance.

Foreign currency translation

DIRTT Environmental Solutions Ltd. is a Canadian company and its functional currency is the Canadian dollar. DIRTT’s wholly owned subsidiary is domiciled in the United States and its functional currency is the U.S. dollar.

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

The accounts of the Company’s U.S. dollar subsidiary is translated into Canadian dollars, and the Financial Statements are translated into U.S. dollars for financial statement presentation. Assets and liabilities are translated using year-end exchange rates, and revenues, expenses, gains and losses are translated using average monthly exchange rates. Foreign exchange gains and losses arising from the translation of the Company’s assets and liabilities are included in “other comprehensive income (loss)”.

Cash and cash equivalents

Cash and cash equivalents include cash on hand held at banks and cash equivalents, which are defined as highly liquid investments with original maturities of three months or less.

Trade and other receivables, net of allowance for doubtful accounts

For the year-ended December 31, 2020, the Company’s policy was as follows:

Accounts receivable are recorded at the invoiced amount, do not require collateral and do not bear interest. The Company estimates its allowance for doubtful accounts using the current expected credit loss (“CECL”) methodology, which is designed to capture the Company’s current estimate of all expected credit losses.

Prior Accounting Policy

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

The Company’s Leasing Facilities (as defined in Note 13) are accounted for as finance leases as ownership of the equipment is expected to return to the Company at the end of the lease term. These transactions are not accounted for as a sale of the underlying equipment as the Company continues to control the equipment.

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

Depreciation is charged to the consolidated statement of operations on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s property, plant and equipment are as follows:

Building	25 years
Manufacturing equipment	10 years
Leasehold improvements	Over term of lease (1 to 10 years)
Office equipment	5 years
Tooling and prototypes	4 years
Computer equipment	3 years
Vehicles	3 years

When assets are disposed of or retired, the cost and accumulated depreciation and impairment losses are removed from the respective accounts and any resulting loss is reflected in operating expenses.

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

Impairment of long-lived assets

Management evaluates the recoverability of the Company’s property, plant and equipment, capitalized software costs and ROU assets when events or changes in circumstances indicate a potential impairment exists. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment at the reporting unit level at least annually or whenever changes in circumstances indicate that goodwill might be impaired. The Company early adopted ASU 2017-04 in 2019, which simplified the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test.

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

Convertible Debentures

The Company accounts for convertible debentures as liabilities. Embedded features included in the convertible debentures that require bifurcation are accounted for separately. Costs incurred directly related to the issuance of convertible debentures are presented as a direct deduction against the carrying amount of the convertible debentures and are amortized to interest expense using the effective interest method.

Income taxes

Income tax expense is comprised of current and deferred tax. Income tax is recognized in the consolidated statement of operations and comprehensive income (loss) except to the extent it relates to items recognized directly in equity.

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

Principal vs Agent Considerations

The Company evaluates the presentation of revenue on a gross vs. net basis based on whether it acts as a principal by controlling the product or service sales to customers. In certain instances, the Company facilitates contracting of certain sales on behalf of Distribution Partners. The Company records these revenues on a gross basis when the Company is obligated to fulfill the service and has the risk associated with service delivery. The Company records these revenues on a net basis when the Distribution Partner has the obligation to fulfill the services and has the risk associated with service delivery.

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

Stock-based compensation

The Company follows the fair value-based approach to account for options and restricted share units (“RSUs”). Compensation expense and an increase in “Additional paid-in capital” are recognized for options and RSUs over their vesting period based on their estimated fair values on the grant date, as determined using the Black-Scholes option pricing model for the majority of options and the market value of the Company’s common shares on the grant date for RSUs. Certain executive stock options and RSUs have performance conditions and are valued using a Monte Carlo model.

On exercise of stock options and RSUs, the recorded fair value of the option or RSU is removed from “Additional paid-in capital” and credited to “Share capital”. For options, any consideration paid by employees is credited to “Share capital” when the option is exercised. The Company’s stock options and RSUs are not shares of the Company and have no rights to vote, receive dividends, or any other rights as a shareholder of the Company.

During 2018 and 2019, the Company provided a cash settlement alternative for certain stock options. The fair value on grants attributable to those awards was reclassified on the balance sheet from shareholders’ equity to other liabilities, and at period end the liability is adjusted to fair value and the excess of fair value over previously recognized stock-based compensation is expensed. The fair value of the awards at the date of modification was greater than the grant date fair value of the previously vested equity awards, therefore the additional fair value was treated as an expense at the date of modification. Increases or decreases in fair value subsequent to the modification date will be recorded in earnings except that the Company shall not recognize a cumulative expense lower than the grant date fair value of the original equity awards. On October 9, 2019, following the listing of its common shares on Nasdaq, the Company ceased cash-settlement of stock options and the associated liability accounting for stock options and returned to equity settlement accounting for stock options, as described above.

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

Government subsidies

The Company accounts for government subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present government subsidies as other income.

Earnings per share (“EPS”)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated using the treasury stock method for determining the dilutive impact of stock options. The Company follows the “if converted” method for accounting for the impact of convertible debentures on earnings (loss) per share, whereby interest charges applicable to the convertible debentures are added to the numerator and the convertible debentures are assumed to have been converted at the beginning of the period (or time of issuance, if later), and the resulting common shares are added to the denominator.

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
•

Level 2 financial instruments are those which can be derived from inputs that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices). Level 2 financial instruments include current and long-term debt. The carrying amounts of these instruments approximates fair value due to limited changes to interest rates and the Company’s credit rating since issuance.

•

Level 3 financial instruments are those derived from valuation techniques that include inputs for the financial asset or liability which are not based on observable market data (unobservable inputs). The Company does not have any Level 3 financial instruments.

The carrying amounts of cash and cash equivalents; trade and other receivables; accounts payable and accrued liabilities and other liabilities; and customer deposits approximate fair value due to their short-term nature.

3. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments” and the subsequent amendments to the initial guidance issued in April 2019 within ASU No. 2019-04, May 2019 within ASU No. 2019-05 and February 2020 within ASU No. 2020-02 (“ASC 326”). These ASUs replace the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance and net investments in leases recognized by a lessor in accordance with Topic 842 on Leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with GAAP. The adoption of this standard did not have a significant impact on the Company, and no adjustment was required to retained earnings as of January 1, 2020 for the cumulative effect of adopting ASC 326.

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

On August 5, 2020, the FASB issued ASU no. 2020-06, “Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in the ASU are effective for fiscal years beginning after December 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

The Company intends to adopt this standard on January 1, 2021 as the guidance helps simplify debt and equity considerations associated with the Company’s convertible debentures which were issued in February 2021.

Although there are several other new accounting standards issued or proposed by the Financial Accounting Standards Board, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its Financial Statements.

4. COVID-19

On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization and has had extraordinary and rapid negative impacts on global societies, workplaces, economies and health systems. The resulting adverse economic conditions have negatively impacted construction activity and consequently DIRTT’s business, with potential significant negative impacts extending to the first half of 2021 and beyond.

While many construction sites remain open and re-opening strategies have been implemented across North America, certain projects have experienced delays, impacted by both the implementation of social distancing and other safety related measures and the re-emergence of COVID-19 in certain geographic areas. It is not possible to predict the timing and pace of economic recovery, or the resumption of delayed construction activity and related demand, nor is it possible to predict the impact of such developments on the Company’s ability to achieve its business objectives.

COVID-19 has increased the complexity of estimates and assumptions used to prepare the Company’s consolidated financial statements, particularly related to impairment (see Note 5) and deferred tax assets (see Note 14) and the following key sources of estimation uncertainty:

Credit risk

COVID-19 may cause DIRTT’s Distribution Partners and customers to experience liquidity issues and this may result in higher expected credit losses or slower collections. Management estimated the impact of expected credit losses and increased the provision by $0.6 million in the first quarter of 2020 (see Note 7). Management will continue to reassess the impact of COVID-19 on our Distribution Partners in future periods. The estimation of such credit losses is complex because of limited historical precedent for the current economic situation. In addition, the Company acquired trade credit insurance effective April 1, 2020.

Liquidity risk

The Company may have lower cash flows from operating activities available to service debts due to lower sales or collections. See Note 13 for information about our credit facilities.

Government subsidies

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the Canadian Emergency Wage Subsidy (“CEWS”). The CEWS provides the Company with a taxable subsidy in respect of a specific portion of wages paid to Canadian employees during the periods extending from March 15, 2020 to March 13, 2021 (with a potential extension to June 30, 2021), based on the percentage decline of the Company in certain of its Canadian-sourced revenues during each qualifying period. The Company's eligibility for the CEWS may change for each qualifying period and is reviewed by the Company for each qualifying period.

On November 19, 2020, the Canadian government also implemented the Canada Emergency Rent Subsidy (“CERS”). CERS provides a taxable subsidy to cover eligible expenses for qualifying properties, subject to certain maximums, starting on September 27, 2020 to March 13, 2021 (with a potential extension to June 30, 2021), with the amount of the subsidy based on the percentage decline of the Company in certain of its Canadian-sourced revenues in each qualifying period. The Company's eligibility for the CERS may change for each qualifying period and is reviewed by the Company for each qualifying period.

5. IMPAIRMENT

	For the Year Ended December 31,
	2020	2019	2018
DIRTT Timber	-	-	6,098
Leasehold and other assets	-	-	2,582
	-	-	8,680

The impact of the COVID-19 pandemic on the Company resulted in a potential indicator of impairment. Management compared forecasted undiscounted cash flows to the book values of non-current assets and determined an impairment provision was not required.

The Company’s goodwill is assessed at the consolidated company level which represents the Company’s sole operating and reporting segment. The Company tests its goodwill for impairment annually during the fourth quarter of the calendar year. For 2020, and 2019, the Company used the quantitative approach to perform its annual goodwill impairment test. The Company’s fair value exceeded the carrying value of its net assets and, accordingly, goodwill was not impaired.

A key assumption in the Company’s impairment test include future sales, for which the Company used three scenarios with compounded annual growth rates (“CAGR”) over a 5-year period ranging from 8% to 17%. The impact of COVID-19 on DIRTT’s Distribution Partners or the Company’s operations may change cash flows and impact the recoverability of our assets in the future. Furthermore, COVID-19 and its related economic and social impacts are rapidly evolving and may affect our ability to accurately use historical sales trends and cash flows to forecast future results leading to additional estimation uncertainty with respect to impairment testing. The cost structure used in the impairment test was kept in line with current periods and included considerations to manage growth. The Company assumed reductions to operating costs of 5% applied from 2022 in the low case scenario. Discounted future cash flows are determined by applying a discount rate of 12% based on the Company’s estimated weighted average cost of capital.

Inflation was estimated at 2%. Increasing the discount rate by 2% or reducing our CAGR by 2% in the three scenarios tested would not have resulted in an impairment of our assets.

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

Leasehold and other assets

At December 31, 2018, the Company recognized a lease exit liability of $0.6 million related to certain contracts, which is net of $1.0 million of estimated recoveries from subleases. These leases were considered impaired as the costs of meeting lease obligations exceeded the economic benefits expected to be received. The lease exit liability represents the present value of the difference between the minimum future lease payments the Company is obligated to make under the non-cancellable operating lease contract and any estimated sublease recoveries. Additionally, leasehold and other assets with a carrying value of $2.0 million at December 31, 2018, was expensed as there was no future value attributable to these assets or market for resale

6. LEASES

The Company leases office and factory space under various operating leases. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company gives consideration to instruments with similar characteristics when calculating its incremental borrowing rate. The Company’s operating leases have remaining lease terms of 1 year to 25 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

 The weighted average remaining lease term and weighted average discount rate at December 31, 2020 were 14 years (2019 - 6 years) and 5.1% (2019 - 4.8%), respectively.

The following table includes ROU assets included on the balance sheet at December 31, 2019 and 2020:

	ROU Assets
	Cost	Accumulated depreciation	Net book value
At January 1, 2019	22,571	-	22,571
Additions	1,673	-	1,673
Depreciation expense	-	(4,061)	(4,061)
Exchange differences	534	(56)	478
At December 31, 2019	24,778	(4,117)	20,661
Additions	16,805	-	16,805
Depreciation expense	-	(3,884)	(3,884)
Exchange differences	257	(196)	61
At December 31, 2020	41,840	(8,197)	33,643

The following table includes lease liabilities included on the balance sheet at December 31, 2019 and 2020:

	Lease Liability
	2020	2019
At January 1,	21,403	23,912
Additions	17,255	1,673
Accretion	1,175	1,092
Repayment of lease liabilities	(5,358)	(5,567)
Lease inducements	750	-
Lease cancellation	-	(196)
Exchange differences	59	489
At December 31,	35,284	21,403
Current lease liabilities	5,503	5,287
Long-term lease liabilities	29,781	16,116

The following table includes maturities of operating lease liabilities at December 31, 2020:

2021	5,900
2022	5,499
2023	3,538
2024	2,998
2025	1,473
Thereafter	24,875
Total	44,283
Total lease liability	35,284
Difference between undiscounted cash flows and lease liability	8,999

In September 2020, the Company commenced the 15 year lease associated with the construction of a new combined tile and millwork facility in Rock Hill, South Carolina (“South Carolina Plant”). The lease may be extended for up to two 5 year periods. Undiscounted rent obligations associated with this lease are $28.1 million which includes the initial 15 year term and two 5 year extensions. The rent obligations have been discounted at a rate of 5.5% to determine the lease liability.

In December 2020, the Company entered into a lease agreement with an initial term of 8 years and one 5 year extension associated with a new DIRTT Experience Center (“DXC”) in Dallas, Texas. Undiscounted rent obligations associated with this lease are $6.7 million. The rent obligations have been discounted at a rate of 4.75% to determine the lease liability.

7. TRADE AND OTHER RECEIVABLES

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At December 31, 2020, approximately 84% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, that have arisen since April 1, 2020.

Our trade balances are spread over a broad Distribution Partner base, which is geographically dispersed. No Distribution Partner accounts for greater than 10% of revenue. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

	As at December 31,
	2020	2019
Current	12,500	20,087
Overdue	1,211	2,401
	13,711	22,488
Less: expected credit losses (2019: allowance for doubtful accounts)	(588)	(84)
	13,123	22,404
Other receivables	242	402
Government subsidies receivable	1,743	-
Income tax receivable	3,845	2,135
	18,953	24,941

Due to the uncertainties associated with the COVID-19 pandemic as well as the disruption to businesses in North America, the overall credit quality of certain receivables declined at March 31, 2020 compared to January 1, 2020. As a result of this consideration and the Company’s ongoing review of the credit quality of receivables, expected credit losses were increased by $0.6 million during the quarter ended March 31, 2020. During 2020, $0.1 million of receivables were written off (2019 - $nil) and no further adjustments to our expected credit losses were required at December 31, 2020. Receivables are generally considered to be past due when over 60 days old unless there is a separate payment arrangement in place for the collection of the receivable.

8. INVENTORY

	As at December 31,
	2020	2019
Raw material	16,730	17,339
Allowance for obsolescence	(1,073)	(512)
Work in progress	321	739
	15,978	17,566

In 2020, the Company provided $1.1 million (2019 - $0.5 million) for inventory that is not expected to be used in future production and the associated expense was recorded to cost of goods sold. During 2020 and 2019, the Company experienced periods where it was operating below normal capacity levels. During those periods, overheads included in inventory were not increased and $2.0 million (2019 - $2.2 million) was recognized directly and separately in cost of sales. Production overheads capitalized in work in progress were $0.1 million at December 31, 2020 (December 31, 2019 - $0.1 million).

9. PROPERTY, PLANT AND EQUIPMENT, NET

	Office and computer equipment	Factory equipment	Leasehold improvements	Total
Cost
At December 31, 2018	20,544	44,422	35,973	100,939
Additions	1,630	8,757	2,315	12,702
Disposals	-	(396)	(298)	(694)
Exchange differences	569	1,857	1,241	3,667
At December 31, 2019	22,743	54,640	39,231	116,614
Additions	1,139	11,719	3,777	16,635
Disposals	(28)	(120)	(138)	(286)
Exchange differences	1,134	284	235	1,653
At December 31, 2020	24,988	66,523	43,105	134,616

Accumulated depreciation and impairment
At December 31, 2018	11,748	28,934	23,529	64,211
Depreciation expense	1,643	2,297	4,929	8,869
Disposals	-	(293)	(293)	(586)
Exchange differences	521	1,336	898	2,755
At December 31, 2019	13,912	32,274	29,063	75,249
Depreciation expense	1,723	3,059	3,656	8,438
Disposals	(28)	(120)	(138)	(286)
Exchange differences	755	311	302	1,368
At December 31, 2020	16,362	35,524	32,883	84,769

Net book value
At December 31, 2019	8,831	22,366	10,168	41,365
At December 31, 2020	8,626	30,999	10,222	49,847

As at December 31, 2020, the Company had $16.2 million of assets in progress of completion, primarily related to equipment procured for our South Carolina Plant, which were excluded from assets subject to depreciation (December 31, 2019 – $8.5 million).

10. CAPITALIZED SOFTWARE, NET

	For the Year Ended December 31,
	2020	2019
Cost
As at January 1	32,419	28,831
Additions	2,998	2,604
Recovery of software development expenditures	(674)	(511)
Exchange differences	737	1,495
As at December 31	35,480	32,419
Accumulated amortization
As at January 1	24,206	20,496
Amortization expense	2,428	2,637
Exchange differences	502	1,073
As at December 31	27,136	24,206
Net book value	8,344	8,213

Estimated amortization expense on capitalized software is $3.4 million in 2021, $2.5 million in 2022, $1.2 million in 2023, $0.6 million in 2024, and $0.3 million in 2025.

11. GOODWILL

	2020	2019
As at January 1	1,421	1,353
Exchange differences	28	68
As at December 31	1,449	1,421

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER LIABILITIES

	As at December 31,
	2020	2019
Trade accounts payable	4,921	7,620
Accrued liabilities	9,266	8,193
Wages and commissions payable	4,577	3,546
Rebates accrued(1)	1,586	1,025
	20,350	20,384

(1)	In 2020, $4.5 million of rebates were earned (2019 - $14.2 million) and $3.9 million were paid (2019 - $19.3 million).

Other liabilities

	As at December 31,
	2020	2019
Legal provisions(1)	45	745
Deferred share unit liability	971	434
Warranty and other provisions(2)	1,763	4,008
Current portion of long-term debt	898	-
	3,677	5,187

(1)

The Company has provided $0.05 million (2019 - $0.7 million) as the estimated amount likely payable for various claims against the Company. The amount provided for is management’s best estimate of the potential payments for amounts claimed.

(2)	The following table presents a reconciliation of the warranty and other provisions balance:
	As at December 31,
	2020	2019
As at January 1	4,008	1,493
Adjustments for timber provision	(1,750)	2,500
Additions to warranty provision	1,301	2,569
Payments related to warranties	(1,796)	(2,554)
As at December 31	1,763	4,008

13. LONG-TERM DEBT

Revolving Credit Facility

On July 19, 2019, the Company entered into a C$50.0 million senior secured revolving credit facility (the “Previous RBC Facility”) with the Royal Bank of Canada (“RBC”). The Previous RBC Facility had a three-year term and could be extended for up to two additional years at the Company’s option. Interest was calculated at the Canadian or U.S. prime rate with no adjustment, or the bankers’ acceptance rate plus 125 basis points. The Previous RBC Facility was subject to a minimum fixed charge coverage ratio of 1.15:1 and a maximum debt to Adjusted EBITDA ratio of 3.0:1 (earnings before interest, tax, depreciation and amortization, non-cash stock-based compensation, plus or minus extraordinary or unusual non-recurring revenue or expenses) calculated on a trailing four quarter basis (the “Covenants”).

During the second quarter of 2020, the Company entered into a letter agreement with RBC pursuant to which the Covenants were waived for the June 30 and September 30, 2020 quarterly measurement dates (the "Covenant Holiday Period"). In the fourth quarter of 2020, the Company entered into a letter agreement with RBC pursuant to which the Covenants were waived for the December 31, 2020 quarterly measurement date (the "Covenant Holiday Period Extension"). During the Covenant Holiday Period and the Covenant Holiday Period Extension, the Company was able to borrow to a maximum of 75% of eligible accounts receivable and 25% of eligible inventory, less priority payables, subject to an aggregate limit of $50.0 million including amounts borrowed under the Leasing Facilities. During the Covenant Holiday Period and the Covenant Holiday Period Extension, the Company was required to maintain a cash balance of C$10.0 million if no loans were drawn under the facility, have Adjusted EBITDA of not less than a loss of $7.0, $16.5 million and $3.0 million for the twelve month periods ended June 30, September 30, 2020 and December 31, 2020, and make capital expenditures of no more than $10.7 million during the Covenant Holiday Period and $8.8 million during the Covenant Holiday Period Extension. As at December 31, 2020, the Previous RBC Facility was undrawn and the available borrowing base was $10.6 million. The Company was in compliance with the requirements of the covenant holiday as at December 31, 2020.

On February 12, 2021, the Company entered into a C$25.0 million senior secured revolving credit facility with RBC (the “New RBC Facility”), replacing the Previous RBC Facility. Under the New RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). Under the new RBC Facility available borrowings would have been C$9.3 million ($7.3 million) at December 31, 2020 if the New RBC Facility was in place. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the New RBC Facility, if the Aggregate Excess Availability, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash, is less than C$5.0 million, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve month basis. Additionally, if the FCCR has been above 1.10:1 for the 3 immediately consecutive months, the Company is required to maintain a reserve account equal to the aggregate of one-year of payments on the Leasing Facilities (defined below). The Company anticipates not meeting the 3 month FCCR requirement for the end of the first quarter of 2021 which would result in requiring $1.1 million of cash, being one-year payments on the Leasing Facilities, to be restricted. This amount could increase as additional amounts are drawn on the Leasing Facilities. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for 5 consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

Leasing Facilities

During 2020, the Company entered into a C$5.0 million equipment leasing facility in Canada and a $16.0 million equipment leasing facility in the United States (the “Leasing Facilities”) with RBC, which are available for equipment expenditures and certain equipment expenditures already incurred. Pursuant to the Covenant Holiday Period Extension, the equipment leasing facility in the United States was reduced from US$16 million to US$14 million and the revolving Lease Facilities were amended to be amortizing facilities.  The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 4.50%. The U.S. leasing facility is amortized over a six-year term and extendible at the Company’s option for an additional year.

During 2020, the Company received $3.5 million of cash consideration under the U.S. leasing facility and commenced the lease term for the U.S. equipment lease expenditures. The Company received C$3.6 million ($2.6 million) of cash consideration under the leasing facility in Canada and commenced the lease term for the Canadian equipment expenditures during 2020. The associated financial liabilities are shown on the consolidated balance sheet in current other liabilities and long-term debt and other liabilities.

Convertible Debentures

On January 25, 2021, the Company completed a C$35 million bought-deal financing of convertible unsecured subordinated debentures (the "Debentures") with a syndicate of underwriters. On January 29, 2020, the Company issued a further C$5.25 million of Debentures under the terms of an overallotment option granted to the underwriters. The Debentures will mature and be repayable on January 31, 2026 (the “Maturity Date”) and will accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the Maturity Date. The Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the Maturity Date and the date specified by the Company for redemption of the Debentures at a conversion price of C$4.65 per common share, being a ratio of approximately 215.0538 common shares per C$1,000 principal amount of Debentures. Costs of the transaction are estimated to be C$2.5 million including the underwriters’ commission.

14. INCOME TAXES

Reconciliation of income taxes

The following reconciles income taxes calculated at the Canadian statutory rate with the actual income tax expense. The Canadian statutory rate includes federal and provincial income taxes. This rate was used because Canada is the domicile of the parent entity of the Company.

	For the Year Ended December 31,
	2020	2019	2018
Net income (loss) before tax	(9,194)	(3,377)	8,830
Canadian statutory rate	24.2%	26.5%	27.0%
Expected income tax	(2,225)	(895)	2,384

Effect on taxes resulting from
Valuation allowance	5,241	-	-
Non-deductible expenses	261	550	447
Non-deductible stock-based compensation	269	674	1,080
Tax rate impacts	(1,288)	999	(420)
Adjustments related to prior year tax filings	(105)	(205)	(257)
Other	(49)	(104)	46
Income tax expense	2,104	1,019	3,280

Current tax expense (recovery)
Canada	-	-	-
United States	(3,521)	1,064	2,178
Deferred tax expense (recovery)
Canada	3,644	1,154	433
United States	1,981	(1,199)	669
Income tax expense	2,104	1,019	3,280

The provision for income taxes is comprised of federal, state, provincial and foreign taxes based on pre-tax income. In the United States, the CARES Act of 2020 allows, among other provisions, for the recovery of taxes paid over the preceding five years from current year losses. The 2020 current income tax recovery reflects a $3.5 million recovery of income taxes previously paid in the United States.

Deferred tax assets and liabilities

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows:

	At December 31, 2020
	Assets	Liabilities	Net
Operating losses	9,528	-	9,528
Research and development expenditures	360	-	360
Other	1,834	-	1,834
Property and equipment	-	(2,218)	(2,218)
Capitalized software and other assets	-	(4,588)	(4,588)
Valuation allowance	-	(5,330)	(5,330)
Net deferred taxes	11,722	(12,136)	(414)

	At December 31, 2019
	Assets	Liabilities	Net
Operating losses	6,899	-	6,899
Research and development expenditures	353	-	353
Property and equipment	-	(1,916)	(1,916)
Capitalized software and other assets	-	(2,345)	(2,345)
Other	2,373	-	2,373
Net deferred taxes	9,625	(4,261)	5,364

Summary of temporary difference movements during the year:

	Balance	Recognized	Foreign	Balance
	January 1, 2020	in Income	Exchange	December 31, 2020
Operating losses	6,899	2,451	178	9,528
Research and development expenditures	353	594	(587)	360
Property and equipment	(1,916)	(3,600)	928	(4,588)
Capitalized software and other assets	(2,345)	251	(124)	(2,218)
Valuation allowance	-	(5,241)	(89)	(5,330)
Other	2,373	(80)	(459)	1,834
Net deferred taxes	5,364	(5,625)	(153)	(414)

	Balance	Recognized	Foreign	Balance
	January 1, 2019	in Income	Exchange	December 31, 2019
Operating losses	8,213	(1,772)	458	6,899
Research and development expenditures	389	(59)	23	353
Property and equipment	(2,408)	652	(160)	(1,916)
Capitalized software and other assets	(2,283)	425	(487)	(2,345)
Other	1,207	799	367	2,373
Net deferred taxes	5,118	45	201	5,364

During 2020, the Company recorded a full valuation allowance (C$6.6 million or $5.2 million) against Deferred Tax Assets (“DTAs”) in its Canadian entity as the Company’s Canadian entity has experienced cumulative losses in recent years. Although earnings were positive in 2019, ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity impacted the Canadian entity’s ability to generate earnings. Accordingly, it is not more likely than not that the Canadian entity’s DTAs will be utilized in the near term.

The provincial corporate tax rate in Alberta, Canada was decreased on June 28, 2019 from 11.5% to 11% for the second half of 2019, and was scheduled to further reduce to 10% for 2020, 9% for 2021 and 8% thereafter. As part of Alberta’s Recovery Plan, the decrease in provincial tax rates was accelerated such that the provincial corporate tax rate is 8% effective July 1, 2020. As a result of this rate change, DIRTT reduced its DTAs by $0.9 million with a corresponding deferred income tax expense recorded in the second quarter of 2019.

The amount shown on the balance sheet as deferred income tax assets and liabilities represent the net differences between the tax basis and book carrying values on the Company’s balance sheet at enacted tax rates.

On an annual basis the Company and its subsidiaries file tax returns in Canada and various foreign jurisdictions. In Canada the Company’s federal and provincial tax returns for the years 2017 to 2019 remain subject to examination by taxation authorities. In the United States, both the federal and state tax returns filed for the years 2016 to 2019 remain subject to examination by the taxation authorities.

Tax loss carryforwards and other tax pools

The significant components of the Company’s net future income tax deductions in these consolidated financial statements are summarized as follows:

	2020	2019	2020	2019
	Canadian entity C$		US entity $
Non-capital loss carry-forwards	45,299	38,084	-	-
Undepreciated capital costs	13,225	23,274	3,994	11,922
Share issuance costs	-	-	-	-
Scientific research and experimental development tax incentives	1,971	1,971	-	-
Total future tax deductions	60,495	63,329	3,994	11,922

15. STOCK-BASED COMPENSATION

In May 2020, shareholders approved the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (the “2020 LTIP”) at the annual and special meeting of shareholders. The 2020 LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, restricted shares, dividend equivalent rights granted in connection with restricted share units, vested share awards, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2020 LTIP, the sum of (i) 5,850,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Company’s Amended and Restated Incentive Stock Option Plan (the “Stock Option Plan”) that, following May 22, 2020, expire or are cancelled or terminated without having been exercised in full have been reserved for issuance under the 2020 LTIP. As at December 31, 2020, 4,085,093 common shares were available for issuance under the 2020 LTIP.

The Company also maintains the DIRTT Environmental Solutions Ltd. Deferred Share Unit Plan for Non-Employee Directors pursuant to which DSUs are granted to the Company’s non-employee directors.

Prior to the approval of the 2020 LTIP, the Company granted awards of options under the Stock Option Plan and awards of PSUs under the DIRTT Environmental Solutions Ltd. Performance Share Unit Plan (the “PSU Plan”). Following the approval of the 2020 LTIP, no further awards will be made under either the Stock Option Plan or the PSU Plan, but both remain in place to govern the terms of any awards that were granted pursuant to such plans and remain outstanding.

Stock-based compensation expense

	For the Year Ended December 31,
	2020	2019	2018
Equity-settled awards	1,832	3,512	3,497
Cash-settled awards	519	364	164
	2,351	3,876	3,661

The following summarizes PSUs, DSUs and RSUs granted, exercised, forfeited and expired during the periods:

	PSU	DSU	RSU
	Number of	Number of	Number of
	units	units	units
Outstanding at December 31, 2018	85,728	25,861	-
Granted	251,744	106,736	-
Forfeited	(82,436)	-	-
Expired	(31,984)	-	-
Outstanding at December 31, 2019	223,052	132,597	-
Granted	-	251,470	2,619,609
Exercised	-	(20,403)	-
Forfeited	(25,581)	-	(5,543)
Outstanding at December 31, 2020	197,471	363,664	2,614,066

Performance share units

Under the terms of the PSU Plan, PSUs granted vest at the end of a three-year term. At the end of a three-year term, employees will be awarded cash at the discretion of the Board, calculated based on certain Adjusted EBITDA, total shareholder return, or revenue growth related to performance conditions.

The fair value of the liability and the expense attributable to the vesting period is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss. As at December 31, 2020, outstanding PSUs had a fair value of $0.1 million which is included in other liabilities on the balance sheet (2019 – $0.2 million).

Deferred share units

The fair value of the liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the year.  DSUs outstanding at December 31, 2020 had a fair value of $0.9 million which is included in other liabilities on the balance sheet (2019 – $0.4 million).

Restricted share units

Of the RSUs granted, 2,419,609 RSUs have an aggregate time-based vesting period of three years and one third of the RSUs vest every year over a three-year period from the date of grant. At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted was C$2.05 which was determined using the closing price of the Company’s common shares on their respective grant dates.

The remaining 200,000 RSUs were granted to an executive with service and performance-based conditions for vesting (the “Performance RSUs”). If the Company’s share price increases to C$3.00 for 20 consecutive trading days within three years of the grant date, then 50% (100,000) of the Performance RSUs will vest at the end of the three-year service period. If the Company’s share price increases to C$4.00 for 20 consecutive trading days within three years of the grant date, 100% (200,000) of the Performance RSUs will vest at the end of the three-year service period. If the Company’s share price increases to C$6.00 for 20 consecutive trading days within three years of the grant date, then 150% (300,000) of the Performance RSUs will vest at the end of the three-year service period. The grant date fair value of the Performance RSUs were valued using the Monte Carlo valuation method and determined to have a weighted average grant date fair value of C$1.70.

Options

In 2018, the Company allowed certain vested stock options to be surrendered for cash. On the date of modification, the fair value of the liability of options eligible for cash surrender of $1.2 million was reclassified on the balance sheet from shareholders’ equity to other liabilities and a $0.2 million was expensed to adjust the liability to the fair value at year-end, and an additional $0.5 million was charged back to additional paid-in capital as, for certain stock options, the cumulative expense calculated was lower than the grant date fair value of the original equity awards. During 2018, $1.8 million of stock options were surrendered for cash and at December 31, 2018 the Company had a liability of $1.8 million in other liabilities for the remaining stock options.

In 2019, $1.8 million was expensed to adjust the liability to fair value, and an additional $0.4 million was charged back to paid-in capital as, for certain stock options, the cumulative expense calculated was lower that the grant date fair value of the original equity awards. During the year, $3.6 million of stock options were surrendered for cash. On October 9, 2019, following the listing of its common shares on Nasdaq, the Company ceased cash-settlement of stock options and the associated liability accounting for stock options.

The following summarizes options granted, exercised, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2018	6,858,376	5.88
Granted	1,382,311	7.45
Exercised	(21,045)	4.81
Surrendered for cash	(1,544,151)	5.02
Forfeited	(298,508)	5.02
Expired	(220,331)	6.01
Outstanding at December 31, 2019	6,156,652	6.49
Forfeited	(227,368)	6.81
Expired	(1,154,956)	6.29
Outstanding at December 31, 2020	4,774,328	6.52
Exercisable at December 31, 2020	2,065,938	6.34

In 2018, 1,725,000 stock options were granted to an executive with performance conditions for vesting. For 825,000 stock options, vesting is upon an increase in the Company’s share price to C$13.26, and for 900,000 stock options, vesting is upon an increase in the Company’s share price to C$19.89. These options were valued using the Monte Carlo valuation method and determined to have a weighted average grant fair value of C$2.14 on original grant. These awards were accounted for at the fair value attributable to the vesting period until October 9, 2019 when these were reclassified to equity accounting and were re-valued at a weighted average fair value of C$0.83.

Range of exercise prices outstanding at December 31, 2020:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$4.01 – C$5.00	22,537	3.89	4.12	7,513	3.89	4.12
C$5.01 – C$6.00	669,236	0.89	5.76	669,236	0.89	5.76
C$6.01 – C$7.00	3,299,993	2.79	6.38	1,126,772	2.93	6.34
C$7.01 – C$8.00	782,562	3.37	7.84	262,417	3.37	7.84
Total	4,774,328			2,065,938

Range of exercise prices outstanding at December 31, 2019:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$

C$4.01 – C$5.00	22,537	4.89	4.12	-	-	-
C$5.01 – C$6.00	783,889	1.80	5.76	783,889	1.80	5.76
C$6.01 – C$7.00	4,339,187	3.04	6.32	1,671,021	2.00	6.19
C$7.01 – C$8.00	1,011,039	3.86	7.84	-	-	-
Total	6,156,652			2,454,910

The stock options granted had a weighted average grant date fair value of C$2.40 in 2019 and C$2.13 in 2018, estimated using the Black-Scholes option-pricing model with the following assumptions for December 31, 2019 and 2018: a 3.5 year expected life for all periods, 1.6% risk-free interest rate (2018 – 2.2%); a 4.2% expected forfeitures rate (2018 – 3.8%); and 39.2% expected volatility (2018 – 42.0%). These awards were accounted for using the fair value approach as they were accounted for as liabilities until October 9, 2019 when the Company ceased allowing cash surrenders of stock options. On October 9, 2019, the stock options had a weighted average fair value of C$1.32 estimated using the Black-Scholes option pricing model with the following assumptions: a 2.9 year expected life, 1.4% risk-free interest rate; and 39.2% expected volatility.

Dilutive instruments

For the year-ended December 31, 2020, 4.8 million options (2019 – 0.5 million, 2018 – 6.3 million) and 2.7 million RSUs (2019 - nil) were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net income (loss) per share.

Subsequent to December 31, 2020, we issued C$40.3 million ($31.6 million) of convertible debentures (see Note 13) which, if converted into common shares, would result in an additional 8.7 million common shares outstanding.

16. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 18 for the disaggregation of revenue by geographic region.

	For the Year Ended December 31,
	2020	2019	2018
Product	150,004	215,109	240,482
Transportation	15,491	23,903	24,552
License fees from Distribution Partners	1,194	1,647	1,400
Total product revenue	166,689	240,659	266,434
Service revenue	4,818	7,076	8,247
	171,507	247,735	274,681

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Year Ended December 31,
	2020	2019	2018
At a point in time	165,495	239,012	265,034
Over time	6,012	8,723	9,647
	171,507	247,735	274,681

Revenue recognized at a point in time represents the majority of the Company’s sales. Revenue is recognized when a customer obtains legal title to the product, which is when ownership of the product is transferred to, or services are delivered to, the customer. Revenue recognized over time is limited to installation and ongoing maintenance contracts with customers and is recorded as performance obligations are satisfied over the term of the contract.

Contract Liabilities

	As at December 31,
	2020	2019
Customer deposits	1,292	2,436
Deferred revenue	527	1,131
Contract liabilities	1,819	3,567

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was lower as at December 31, 2020 compared to the prior year period mainly due to lower 2019 fourth quarter orders and revenues. Contract liabilities as at December 31, 2019 and 2018, respectively, totaling $3.6 million and $7.4 million were recognized as revenue during 2020 and 2019, respectively.

Sales by Industry

The Company periodically reviews product revenue by industry vertical market to evaluate trends and the success of industry specific sales initiatives. The nature of products sold to the various industries is consistent and therefore the periodic review is focused on sales performance.

	For the Year Ended December 31,
	2020	2019	2018
Commercial	102,245	158,256	163,199
Healthcare	35,400	44,197	60,748
Government	14,128	14,879	21,477
Education	13,722	21,680	19,610
License fees from Distribution Partners	1,194	1,647	1,400
Total product revenue	166,689	240,659	266,434
Service revenue	4,818	7,076	8,247
	171,507	247,735	274,681

17. OPERATING EXPENSES

The Company changed its presentation of 2018 operating expenses to separate stock-based compensation from each function to provide financial statement readers with a better understanding of DIRTT’s operations. The following table provides a reconciliation from last year’s financial statement presentation to the current year’s presentation:

For the year ended December 31, 2018	Previously stated	Adjustment	Currently stated
Sales and marketing	40,731	(104)	40,627
General and administrative	30,861	(2,139)	28,722
Operations support	8,960	(891)	8,069
Technology and development	4,703	(527)	4,176
Stock-based compensation	—	3,661	3,661
Reorganization	7,380	—	7,380
Impairments	8,680	—	8,680
	101,315	—	101,315

18. SEGMENT REPORTING

The Company has one reportable and operating segment and operates in three principal geographic locations, Canada, the United States and International. Currently, the majority of revenue from international projects is included in the U.S. revenue amount as these projects are sold by U.S.-based Distribution Partners and are delivered to international locations. The Company’s revenue from operations from external customers, based on location of operations, and information about its non-current assets, is detailed below.

Revenue from external customers

	For the Year Ended December 31,
	2020	2019	2018
Canada	18,848	34,085	41,153
U.S.	152,659	213,650	232,035
International	-	-	1,493
	171,507	247,735	274,681

Non-current assets, excluding deferred tax assets

	As at December 31,
	2020[1]	2019[1]
Canada	42,947	47,892
U.S.	55,352	29,286
	98,299	77,178

(1)	Amounts include property, plant and equipment, capitalized software, operating lease right-of-use assets, goodwill and other assets.

19. TRANSACTIONS AND BALANCES WITH RELATED PARTIES

 One of the Company’s former Distribution Partners is owned by a former director of the Company. Effective June 26, 2018, this individual ceased to be a director of the Company. Up until June 26, 2018, the Company reported revenue of $2.9 million and rebates paid of $0.1 million from and to the Distribution Partner.

A former director of the Company provided advisory and consulting services to the Company of $0.3 million during the year ended December 31, 2018.

20. COMMITMENTS

As at December 31, 2020, the Company had outstanding purchase obligations of approximately $3.2 million related to inventory and property, plant and equipment purchases (December 31, 2019 – $6.8 million). Refer to Note 6 for lease commitments.

21. LEGAL PROCEEDINGS

We have instituted multiple U.S. federal and Canadian lawsuits against our former founders, Mogens Smed and Barrie Loberg, their new company, Falkbuilt Ltd. (“Falkbuilt”) and several other individuals, as described below.  We believe that Smed and Loberg conspired to misappropriate DIRTT’s confidential and proprietary information and to compete with DIRTT both before and after their departures from DIRTT, have violated their fiduciary duties and non-competition and non-solicitation covenants contained in their DIRTT executive employment agreements, and encouraged other former DIRTT employees to similarly misappropriate DIRTT’s confidential and proprietary information. In addition, we believe that Falkbuilt, Smed and Loberg, and other individuals have violated numerous Canadian and U.S. state and federal laws pertaining to the protection of trade secrets and proprietary information, and the prevention of false advertising and deceptive trade practices in the subsequent establishment of Falkbuilt. We believe that certain of the Falkbuilt “Branches” have also participated in related unlawful activities.

On May 9, 2019, we filed a claim in the Court of Queen’s Bench of Alberta against Smed and Loberg and their new companies, Falkbuilt and 2179086 Alberta Ltd. (operating in its own right or as Echo), as well as several departed employees, for, among other things, breach of non-competition, non-solicitation and confidentiality obligations; breach of fiduciary duties; and copyright infringement. We are seeking, among other things, an order stopping the defendants from unlawfully competing with us, and payment of lost revenue and damages.  Falkbuilt has filed a counterclaim against us and our CEO Kevin O’Meara alleging, among other things, breach of contractual obligations and defamation, and seeking damages. We believe that Falkbuilt’s lawsuit against us and our CEO is without merit and is part of an attempt to obfuscate the clear violations of contract and law by Smed, Loberg, and Falkbuilt.

On November 5, 2019, Falkbuilt filed a lawsuit against us in the Court of Queen’s Bench of Alberta, alleging that we have misappropriated and misused their alleged proprietary information in furtherance of our own product development. Falkbuilt seeks monetary relief and an interim, interlocutory and permanent injunction of our alleged use of the alleged proprietary information. We believe that the suit is without merit and was filed primarily in response to our initiation of litigation against Smed, Loberg, and Falkbuilt.

On December 11, 2019, we filed a claim in the U.S. District Court for the District of Utah against Falkbuilt and other individuals to restrain them from misappropriating our confidential information, trade secrets, business intelligence and customer information, and using that information to advance Falkbuilt's U.S. business to our detriment. We subsequently amended our claim to add Smed as an individual defendant, and to add claims that Falkbuilt and Smed have engaged in false advertising in violation of the United States Lanham Act, the Colorado Consumer Protection Act, and the Ohio Deceptive Trade Practices Act by misrepresenting the nature and character of Falkbuilt’s goods and service, by drawing false comparisons between DIRTT’s products and Falkbuilt’s products, by repeatedly and falsely representing an association or affiliation with DIRTT and co-opting DIRTT’s brand and reputation, and passing off Falkbuilt as “the new DIRTT” and “DIRTT 2.0”. On February 5, 2020, Falkbuilt filed a counterclaim against us alleging defamation and intentional interference with economic relations.

On March 12, 2020, the U.S. District Court for the District of Utah issued an order granting DIRTT’s motion for a preliminary injunction to preserve the status quo, which preliminary injunction is binding on the U.S. defendants and all then-current and future Falkbuilt “Branches” in the United States. The preliminary injunction (i) enjoins the U.S. defendants and the Falkbuilt “Branches” from using, relying upon, disclosing, disseminating, deleting or disposing of any of DIRTT’s confidential or proprietary information in their possession, custody or control, and (ii) remains in effect until such time as it is modified or vacated by the court.

On August 6, 2020, we filed a federal patent infringement lawsuit in the U.S. District Court for the Northern District of Illinois against Falkbuilt on the basis that its "Echo Dome" app infringes certain of DIRTT’s patents relating to our proprietary ICE Software, which patents list Mr. Logerg as one of the inventors. We are seeking, among other things, an order enjoining Falkbuilt from infringing our patents and damages for past or continuing infringement.

No amounts are accrued for the above legal proceedings.

22. SUBSEQUENT EVENTS

Refer to Note 13. Subsequent to December 31, 2020 we issued C$40.3 million of convertible debentures. Additionally, we converted our revolving operating facility to an asset-based facility.

UNAUDITED SUPPLEMENTARY INFORMATION

Summary of Quarterly Results

	Q4 2020	Q3 2020	Q2 2020	Q1 2020	Q4 2019	Q3 2019	Q2 2019	Q1 2019
	($ in thousands)
Revenue	42,192	46,179	42,155	40,981	53,198	65,385	64,091	65,061
Gross Profit	11,540	16,212	14,216	11,315	13,465	24,934	24,421	23,604
Gross Profit Margin	27.4%	35.1%	33.7%	27.6%	25.3%	38.1%	38.1%	36.3%
Adjusted Gross Profit Margin, as previously presented (2)(3)	32.0%	39.3%	38.2%	33.1%	29.2%	41.8%	42.1%	39.6%
Adjusted Gross Profit Margin (2)	32.0%	39.3%	38.2%	38.0%	33.4%	41.8%	42.1%	39.6%
Net income (loss)(1)	(4,178)	(2,075)	283	(5,328)	(7,544)	5,802	2,611	(5,265)
Net income (loss) per share - basic and diluted(1)	(0.05)	(0.02)	0.00	(0.06)	(0.09)	0.07	0.03	(0.06)
Adjusted EBITDA as previously presented(2)(3)	(4,305)	365	(687)	(3,164)	(3,971)	8,072	5,605	6,986
Other Foreign Exchange (Gains) Losses	1,450	485	960	(2,319)	562	(198)	441	730
Adjusted EBITDA(2)	(2,855)	850	273	(5,483)	(3,409)	7,874	6,046	7,716
Adjusted EBITDA Margin(2)	(6.8)%	1.8%	0.6%	(13.4)%	(6.4)%	12.0%	9.4%	11.9%
Adjusted EBITDA Margin as previously presented(2)(3)	(10.2)%	0.8%	(1.6)%	(7.7)%	(7.5)%	12.3%	8.7%	10.7%

(1)

Q1 2019 net income includes the impact of a $6.4 million stock-based compensation charge and Q2 2019 includes a $1.7 million stock-based compensation recovery relating primarily to the impact of fair valuing cash settled stock options.

(2)	See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”
(3)

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting; Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO framework) to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2020, based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our information circular and proxy statement (“proxy statement”) related to the 2021 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of the report:
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet, as at December 31, 2020 and 2019

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

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

3.2

Amended and Restated Bylaw No.1 of DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on May 22, 2020).

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, File No. 001-39061, filed on February 26, 2020).

4.2

Base Indenture, dated January 25, 2021, by and among DIRTT Environmental Solutions Ltd., Computershare Trust Company of Canada and Computershare Trust Company, National Association as Trustees (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on January 29, 2021).

4.3

Supplemental Indenture, dated January 25, 2021, by and among the Company, Computershare Trust Company of Canada and Computershare Trust Company, National Association as Trustees (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on January 29, 2021).

10.1#

Loan Agreement, dated February 12, 2021, by and among the Royal Bank of Canada, DIRTT Environmental Solutions Ltd. and DIRTT Environmental Solutions, Inc., as borrowers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on February 19, 2021).

10.2+	Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

10.3+	DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on May 22, 2020).

10.4+

Form of Option Award Agreement Under the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 333-238689, filed on May 26, 2020).

Exhibit No.	Exhibit or Financial Statement Schedule

10.5+

Form of Time-Based Restricted Share Unit Award Agreement Under the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, File No. 333-238689, filed on May 26, 2020).

10.6+

Form of Performance-Based Restricted Share Unit Award Agreement Under the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8, File No. 333-238689, filed on May 26, 2020).

10.7+	Deferred Share Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

10.8+

DIRTT Environmental Solutions Ltd. Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 333-234143, filed on October 9, 2019).

10.9+

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

10.14+

Employment Agreement, dated March 13, 2020, by and between DIRTT Environmental Solutions, Inc. and Charles R. Kraus (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-39061, filed on May 6, 2020).

10.15+

Employment Agreement, dated April 6, 2020, by and between DIRTT Environmental Solutions, Inc. and Lindsay Gusso (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, File No. 001-39061, filed on July 29, 2020).

10.16+*

Indemnity Agreement, dated August 1, 2020, between the Company and Shauna R. King, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule.

10.17#

Industrial Lease, dated September 15, 2012, by and between Piret (7303-30th Street SE) Holdings Inc. and DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

10.18#

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

10.19#

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

10.25#

Second Amendment to Lease made as of the 6th day of July, 2020, by and between SP ROCK HILL LEGACY EAST #1, LLC, an Indiana limited liability company, and DIRTT ENVIRONMENTAL SOLUTIONS, INC., a Colorado corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, File No. 001-39061, filed on July 29, 2020).

10.26#

Lease Agreement between Tennyson Campus Owner, LP and DIRTT Environmental Solutions, Inc. dated March 4, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-39061, filed on May 6, 2020).

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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Exhibit or Financial Statement Schedule

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Compensatory plan or agreement.
#	Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and would likely cause competitive harm to the Company it publicly disclosed.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

Date: February 24, 2021	By:	/s/ Kevin O’Meara
Name: Kevin O’Meara
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin O’Meara Kevin O’Meara	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021

/s/ Geoffrey D. Krause Geoffrey D. Krause	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2021

/s/ Steven Parry Steven Parry	Director	February 24, 2021

/s/ Wayne Boulais Wayne Boulais	Director	February 24, 2021

/s/ Michael Ford Michael Ford	Director	February 24, 2021

/s/ Denise Karkkainen Denise Karkkainen	Director	February 24, 2021

/s/ Shauna King Shauna King	Director	February 24, 2021

/s/ Todd W. Lillibridge Todd W. Lillibridge	Director	February 24, 2021