Form 10-Q
period 2021-03-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2021-05-05
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 84,694,913 common shares outstanding as of May 3, 2021.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the coronavirus (“COVID-19”) pandemic and related economic repercussions and other risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 24, 2021 (the “Annual Report on Form 10-K”), and in this Quarterly Report under “Part II, Item 1A. Risk Factors.”  These factors include, but are not limited to, the following:

•	the impact of the COVID-19 pandemic and any strain variants or resurgences thereof on our business;
•	our ability to implement our strategic plan;
•	our ability to maintain and manage growth effectively;
•	competition in the interior construction industry;
•	competitive behaviors by our co-founders and former executives;
•	our reliance on our network of Distribution Partners (as defined herein) for sales, marketing and installation of our solutions;
•	our ability to introduce new designs, solutions and technology and gain client and market acceptance;
•	defects in our designing and manufacturing software and warranty and product liability claims brought against us;
•	material fluctuations of commodity prices, including raw materials;
•	shortages of supplies of certain key components and materials or disruption in supplies due to global events;
•	global economic, political and social conditions and financial markets;
•	our exposure to currency exchange rates, tax rates and other fluctuations, including those resulting from changes in laws or administrative practice;
•	legal and regulatory proceedings brought against us;
•	infringement on our patents and other intellectual property;
•	cyber-attacks and other security breaches of our information and technology systems;
•	damage to our information technology and software systems;
•	our requirements to comply with applicable environmental, health and safety laws;
•	our ability to generate sufficient revenue to achieve and sustain profitability;

ii

•	our periodic fluctuations in results of operations and financial conditions;
•	volatility of our share price;
•	the effect of being governed by the corporate laws of Alberta, Canada, including obstacles to investors seeking to acquire control of our company;
•	the effect of being governed by the corporate laws of a foreign country, including the difficulty of enforcing civil liabilities against directors and officers residing in a foreign country;
•	turnover of our key executives and difficulties in recruiting or retaining key employees;
•	the availability of capital or financing on acceptable terms, which may impair our ability to make investments in the business;
•	the availability of government subsidies;
•	the construction, expansion and commissioning of our facilities and buildings; and
•	future mergers, acquisitions, agreements, consolidations or other corporate transactions we may engage in.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at March 31,	As at December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	58,656	45,846
Restricted cash	1,147	-
Trade and other receivables, net of expected credit losses of $0.6 million at March 31, 2021 and December 31, 2020	19,249	18,953
Inventory	15,912	15,978
Prepaids and other current assets	4,874	4,068
Total Current Assets	99,838	84,845
Property, plant and equipment, net	51,322	49,847
Capitalized software, net	8,337	8,344
Operating lease right-of-use assets, net	32,512	33,643
Goodwill	1,467	1,449
Other assets	5,212	5,016
Total Assets	198,688	183,144
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	15,747	20,350
Other liabilities	4,495	3,677
Customer deposits and deferred revenue	3,430	1,819
Current portion of lease liabilities	5,662	5,503
Total Current Liabilities	29,334	31,349
Deferred tax liabilities, net	453	414
Long-term debt	34,837	5,069
Long-term lease liabilities	28,631	29,781
Total Liabilities	93,255	66,613
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 84,681,364 issued and outstanding at March 31, 2021 and December 31, 2020	180,639	180,639
Additional paid-in capital	10,971	10,175
Accumulated other comprehensive loss	(16,413)	(17,018)
Accumulated deficit	(69,764)	(57,265)
Total Shareholders’ Equity	105,433	116,531
Total Liabilities and Shareholders’ Equity	198,688	183,144

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2021	2020
Product revenue	28,542	40,299
Service revenue	923	682
Total revenue	29,465	40,981
Product cost of sales	23,551	27,290
Costs of under-utilized capacity	1,756	2,010
Service cost of sales	788	366
Total cost of sales	26,095	29,666
Gross profit	3,370	11,315
Expenses
Sales and marketing	6,670	7,408
General and administrative	7,241	7,825
Operations support	2,297	2,532
Technology and development	1,935	2,165
Stock-based compensation	1,094	461
Total operating expenses	19,237	20,391
Operating loss	(15,867)	(9,076)
Government subsidies	4,068	-
Foreign exchange gain (loss)	(180)	2,319
Interest income	19	138
Interest expense	(500)	(35)
	3,407	2,422
Loss before tax	(12,460)	(6,654)
Income taxes
Current tax expense (recovery)	-	(581)
Deferred tax expense (recovery)	39	(745)
	39	(1,326)
Net loss	(12,499)	(5,328)
Loss per share
Basic and diluted loss per share	(0.15)	(0.06)
Weighted average number of shares outstanding (in thousands)
Basic and diluted	84,681	84,681

Interim Condensed Consolidated Statement of Comprehensive Loss

	For the Three Months Ended March 31,
	2021	2020

Loss for the period	(12,499)	(5,328)
Exchange differences on translation of foreign operations	605	(6,768)
Comprehensive loss for the period	(11,894)	(12,096)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	income (loss)	deficit	equity
As at December 31, 2019	84,681,364	180,639	8,343	(18,028)	(45,967)	124,987
Stock-based compensation	-	-	663	-	-	663
Foreign currency translation adjustment	-	-	-	(6,768)	-	(6,768)
Net loss for the period	-	-	-	-	(5,328)	(5,328)
As at March 31, 2020	84,681,364	180,639	9,006	(24,796)	(51,295)	113,554
As at December 31, 2020	84,681,364	180,639	10,175	(17,018)	(57,265)	116,531
Stock-based compensation	-	-	796	-	-	796
Foreign currency translation adjustment	-	-	-	605	-	605
Net loss for the period	-	-	-	-	(12,499)	(12,499)
As at March 31, 2021	84,681,364	180,639	10,971	(16,413)	(69,764)	105,433

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

 DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss for the period	(12,499)	(5,328)
Adjustments:
Depreciation and amortization	3,402	3,132
Stock-based compensation	1,094	461
Foreign exchange (gain) loss	172	(2,214)
Accretion of convertible debentures	53	-
Deferred income tax expense (recovery)	39	(745)
Changes in operating assets and liabilities:
Trade and other receivables	(243)	1,436
Inventory	197	35
Prepaid and other current assets	(948)	(724)
Trade accounts payable and accrued liabilities	(5,614)	4,109
Other liabilities	507	(1,979)
Lease liabilities	139	(27)
Customer deposits and deferred revenue	1,607	1,084
Net cash flows used in operating activities	(12,094)	(760)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(2,908)	(1,560)
Capitalized software development expenditures and other asset expenditures	(705)	(970)
Recovery of software development expenditures	24	75
Net cash flows used in investing activities	(3,589)	(2,455)
Cash flows from financing activities:
Proceeds received on long-term debt	29,545	-
Repayment of long-term debt	(208)	-
Net cash flows provided by financing activities	29,337	-
Effect of foreign exchange on cash, cash equivalents and restricted cash	303	(499)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,957	(3,714)
Cash, cash equivalents and restricted cash, beginning of period	45,846	47,174
Cash, cash equivalents and restricted cash, end of period	59,803	43,460
Supplemental disclosure of cash flow information:
Interest paid	(62)	(35)
Income taxes received (paid)	-	-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the interim condensed consolidated balance sheets.

	March 31,
	2021	2020
Cash and cash equivalents	58,656	43,460
Restricted cash	1,147	-
Total cash, cash equivalents and restricted cash	59,803	43,460

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

1. GENERAL INFORMATION

DIRTT Environmental Solutions Ltd. and its subsidiaries (“DIRTT”, the “Company”, “we” or “our”) is a leading technology-driven manufacturer of highly customized interiors. DIRTT combines its proprietary 3D design, configuration and manufacturing ICE® software (“ICE” or “ICE Software”) with integrated in-house manufacturing of its innovative prefabricated interior construction solutions and an extensive network of distribution partners (“Distribution Partners”). ICE provides accurate design, drawing, specification, pricing and manufacturing process information, allowing rapid production of high-quality custom solutions using fewer resources than traditional manufacturing methods. ICE is also licensed to unrelated companies and Distribution Partners of the Company. DIRTT is incorporated under the laws of the province of Alberta, Canada, its headquarters is located at 7303 – 30th Street S.E., Calgary, AB, Canada T2C 1N6 and its registered office is located at 4500, 855 – 2nd Street S.W., Calgary, AB, Canada T2P 4K7. DIRTT’s common shares trade on the Toronto Stock Exchange under the symbol “DRT” and on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “DRTT”.

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of March 31, 2021, and its results of operations and cash flows for the three months ended March 31, 2021 and 2020. The condensed balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 included in the Annual Report on Form 10-K of the Company as filed with the U.S. Securities and Exchange Commission. As described in Note 4, the Company adopted a new accounting standard relating to convertible debentures effective January 1, 2021. Further information on this standard and the impact on the Company of this standard is described in Note 4.

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

While many construction sites remain open and re-opening strategies have been implemented across North America, certain projects have experienced delays, impacted by both the implementation of social distancing and other safety-related measures and the re-emergence of COVID-19 in certain geographic areas. It is not possible to predict the timing and pace of economic recovery, or the resumption of delayed construction activity and related demand, nor is it possible to predict the impact of such developments on the Company’s ability to achieve its business objectives.

COVID-19 has increased the complexity of estimates and assumptions used to prepare the Company’s consolidated financial statements and the following key sources of estimation uncertainty:

Credit risk

COVID-19 may cause DIRTT’s Distribution Partners and customers to experience liquidity issues and this may result in higher expected credit losses or slower collections. Management estimated the impact of expected credit losses and increased the provision by $0.6 million in the first quarter of 2020 (see Note 5). Management has continued to reassess the impact of COVID-19 on our Distribution Partners. The estimation of such credit losses is complex because of limited historical precedent for the current economic situation. In addition, the Company acquired trade credit insurance effective April 1, 2020.

Liquidity risk

The Company may have lower cash flows from operating activities available to service debts due to lower sales or collections. To address this risk and the uncertainty around the timing of a recovery, the Company issued convertible unsecured subordinated debentures in January 2021, for net proceeds of $29.5 million, and has credit facilities available as described in Note 6.

Government subsidies

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the Canadian Emergency Wage Subsidy (“CEWS”). The CEWS provides the Company with a taxable subsidy in respect of a specific portion of wages paid to Canadian employees during qualifying periods extending from March 15, 2020 to June 5, 2021 (with an extension to September 25, 2021 having been announced in the 2021 Canadian federal budget), based on the percentage decline of the Company in certain of its Canadian-sourced revenues during each qualifying period. Pursuant to proposed changes announced in the 2021 Canadian federal budget, the Company may be required to repay all or a portion of the CEWS amounts for any qualifying period commencing after June 5, 2021 where the aggregate compensation for specified executives during the 2021 calendar year exceeds the aggregate compensation for specified executives during the 2019 calendar year. The Company’s eligibility for the CEWS may change for each qualifying period and is reviewed by the Company for each qualifying period.

On November 19, 2020, the Canadian government also implemented the Canada Emergency Rent Subsidy (“CERS”). The CERS provides a taxable subsidy to cover eligible expenses for qualifying properties, subject to certain maximums, starting on September 27, 2020 to June 5, 2021 (with an extension to September 25, 2021 having been announced in the 2021 Canadian federal budget), with the amount of the subsidy based on the percentage decline of the Company in certain of its Canadian-sourced revenues in each qualifying period. The Company’s eligibility for the CERS may change for each qualifying period and is reviewed by the Company for each qualifying period.

Impairment

At March 31, 2021, management determined an impairment provision was not required as our outlook is consistent with the assumptions used in our impairment test undertaken at December 31, 2021. In future periods, if our results or outlook are less than our forecast, this conclusion may need to be revisited.

4. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

On August 5, 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, “Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (the “ASU”). The ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The amendments in the ASU are effective for fiscal years beginning after March 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after March 15, 2020, including interim periods within those fiscal years.

The Company early adopted this standard on January 1, 2021. The Company had no convertible debt instruments outstanding at December 31, 2020 and the convertible unsecured subordinated debentures issued in January 2021 have been evaluated under this new guidance and there were no other transitional impacts to consider.

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. At March 31, 2021, approximately 85% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, that have arisen since April 1, 2020 when the trade credit insurance became effective.

Our trade balances are spread over a broad Distribution Partner base, which is geographically dispersed. For the three months ended March 31, 2021, one Distribution Partner (2020 – none) accounted for $3.6 million of revenue, which is greater than 10% of total revenue. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	March 31,	December 31,
	2021	2020
Current	12,362	12,500
Overdue	1,074	1,211
	13,436	13,711
Less: expected credit losses	(588)	(588)
	12,848	13,123
Sales tax receivable	302	242
Government subsidies receivable	2,254	1,743
Income tax receivable	3,845	3,845
	19,249	18,953

Due to the uncertainties associated with the COVID-19 pandemic as well as the disruption to businesses in North America, the overall credit quality of certain receivables declined at March 31, 2020 compared to January 1, 2020. As a result of this consideration and the Company’s ongoing review of the credit quality of receivables, expected credit losses were increased by $0.6 million during the quarter ended March 31, 2020. No adjustments to our expected credit losses were required at March 31, 2021. During the first quarters of 2021 and 2020, no receivables were written off. Receivables are generally considered to be past due when over 60 days old unless there is a separate payment arrangement in place for the collection of the receivable.

6. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Long-Term Debt
Balance on December 31, 2019	-	-	-	-
Issuances	-	6,165	-	6,165
Repayments	-	(420)	-	(420)
Exchange differences	-	222	-	222
Balance at December 31, 2020	-	5,967	-	5,967
Current liabilities	-	898	-	898
Long-term liabilities	-	5,069	-	5,069

Balance on December 31, 2020	-	5,967	-	5,967
Issuances	-	-	29,545	29,545
Accretion	-	-	53	53
Repayments	-	(208)	-	(208)
Exchange differences	-	31	351	382
Balance at March 31, 2021	-	5,790	29,949	35,739
Current liabilities	-	902	-	902
Long-term liabilities	-	4,888	29,949	34,837

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). At March 31, 2021, available borrowings are C$9.4 million ($7.5 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the Aggregate Excess Availability, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash, is less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve month basis. Additionally, if the FCCR has been below 1.10:1 for the 3 immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities (defined below). The Company did not meet the 3 month FCCR requirement during the first quarter of 2021 which resulted in requiring the restriction of $1.1 million of cash. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for 5 consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) and a $14.0 million equipment leasing facility in the United States (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC, and one of its affiliates, which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 4.50%. The U.S. Leasing Facility is amortized over a six-year term and extendible at the Company’s option for an additional year.

During the first quarter of 2021, the Company received $nil (twelve months ended December 31, 2020: $3.5 million) of cash consideration under the U.S. Leasing Facility. Subsequent to March 31, 2021, we completed a $7.2 million draw of our U.S. Leasing Facility related to reimbursements for equipment purchases for our South Carolina plant, $1.4 million of the proceeds was deposited into restricted cash. During the first quarter of 2021, the Company received $nil (twelve months ended December 31, 2020 – C$3.6 million or $2.6 million) of cash consideration under the Canada Leasing Facility. The associated financial liabilities are shown on the consolidated balance sheet in current other liabilities and long-term debt and other liabilities.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million bought-deal financing of convertible unsecured subordinated debentures (the “Debentures”) with a syndicate of underwriters. On January 29, 2021, the Company issued a further C$5.25 million of Debentures under the terms of an overallotment option granted to the underwriters. The Debentures will mature and be repayable on January 31, 2026 (the “Maturity Date”), unless earlier redeemed, repurchased or converted. The Debentures accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021.

The Debentures are convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the Maturity Date and the date specified by the Company for redemption of the Debentures at a conversion price of C$4.65 per common share, being a ratio of approximately 215.0538 common shares per C$1,000 principal amount of Debentures. The conversion rate is subject to adjustment if certain corporate events occur prior to the Maturity Date.

The net proceeds from the sale of the Debentures were C$37.6 million ($29.5 million), after deducting C$2.7 million of transaction costs which includes the underwriters’ commission and directly attributable professional fees. The Company accounted for the Debentures as a liability as the Debentures meet the definition of traditional convertible debt and there are no embedded derivatives requiring bifurcation. The Debentures are shown on the consolidated balance sheet in long-term debt. Interest expense was determined using the effective interest rate method with an effective interest rate of 7.5%. The contractual interest expense for the Debentures during the three months ended March 31, 2021 was $0.3 million which is included in other current liabilities on the balance sheet.

The Debentures are not redeemable by the Company before January 31, 2024, except in certain limited circumstances following a change of control. On and after January 31, 2024 and prior to January 31, 2025, provided that the current market price of our common shares at the time at which notice of redemption is given is at least 125% of the conversion price, the Debentures may be redeemed by the Company, in whole or in part from time to time, at our option on not more than 60 days’ and not less than 30 days’ prior written notice, for an amount equal to the principal amount thereof plus accrued and unpaid interest thereon. On and after January 31, 2025 and prior to the Maturity Date, the Debentures may be redeemed by the Company, in whole or in part from time to time, at our option on not more than 60 days’ and not less than 30 days’ prior written notice, for an amount equal to the principal amount thereof plus accrued and unpaid interest thereon.

7. STOCK-BASED COMPENSATION

In May 2020, our shareholders approved the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (the “2020 LTIP”) at the annual and special meeting of shareholders. The 2020 LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, restricted shares, dividend equivalent rights granted in connection with restricted share units, vested share awards, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2020 LTIP, the sum of (i) 5,850,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Company’s Amended and Restated Incentive Stock Option Plan (the “Stock Option Plan”) that, following May 22, 2020, expire or are cancelled or terminated without having been exercised in full have been reserved for issuance under the 2020 LTIP.

The Company also maintains the DIRTT Environmental Solutions Ltd. Deferred Share Unit Plan for Non-Employee Directors pursuant to which deferred share units (“DSUs”) are granted to the Company’s non-employee directors. DSUs are settled solely in cash.

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

Stock-based compensation expense

	For the Three Months Ended March 31,
	2021	2020
Equity-settled awards	796	663
Cash-settled awards	298	(202)
	1,094	461

The following summarizes PSUs, DSUs and RSUs (as defined below) granted, exercised, forfeited and expired during the periods:

	RSU Time-	RSU Performance-
	Based	Based	DSU	PSU
	Number of	Number of	Number of	Number of
	units	units	units	units
Outstanding at December 31, 2019	-	-	132,597	223,052
Granted	-	-	83,915	-
Forfeited	-	-	-	(25,581)
Outstanding at March 31, 2020	-	-	216,512	197,471
Outstanding at December 31, 2020	2,414,066	200,000	363,664	197,471
Granted	1,890,987	878,601	31,837	-
Forfeited	(5,588)	-	-	-
Outstanding at March 31, 2021	4,299,465	1,078,601	395,501	197,471

Restricted share units (time-based vesting)

Restricted share units that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant (“RSUs”). At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted was C$3.11 (2020 – C$2.05) which was determined using the closing price of the Company’s common shares on their respective grant dates.

Restricted share units (performance-based vesting)

The Company granted to certain executives and senior employees restricted share units with service and performance-based conditions for vesting (the “PRSUs”). If the Company’s share price increases to certain values for 20 consecutive trading days, as outlined below, a percentage of the PRSUs will vest at the end of the three-year service period. The grant date fair value of the PRSUs were valued using the Monte Carlo valuation method and determined to have a weighted average grant date fair value of C$3.27 (2020 – C$1.70).

	% of PRSUs vesting
	33.3%	50.0%	66.7%	100.0%	150.0%
2021 PRSUs	$3.00	-	$4.00	$5.00	$7.00
2020 PRSUs	-	C$3.00	-	C$4.00	C$6.00

Deferred share units

The fair value of the liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the year. DSUs outstanding at March 31, 2021 had a fair value of $1.2 million which is included in other liabilities on the balance sheet (December 31, 2020 – $0.9 million).

Performance share units

Under the terms of the PSU Plan, PSUs granted vest at the end of a three-year term. At the end of a three-year term, employees will be awarded cash at the discretion of the board of directors of the Company, calculated based on certain Adjusted EBITDA, total shareholder return, or revenue growth related to performance conditions.

The fair value of the liability and the expense attributable to the vesting period is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss. As at March 31, 2021, outstanding PSUs had a fair value of $0.1 million which is included in other liabilities on the balance sheet (December 31, 2020 – $0.1 million).

Options

The following summarizes options granted, exercised, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2019	6,156,652	6.49
Forfeited	(523,549)	6.80
Outstanding at March 31, 2020	5,633,103	6.46
Outstanding at December 31, 2020	4,774,328	6.52
Forfeited	(3,213)	6.81
Outstanding at March 31, 2021	4,771,115	6.52
Exercisable at March 31, 2021	2,065,938	6.35

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

Range of exercise prices outstanding at March 31, 2021:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$4.01 – C$5.00	22,537	3.64	4.12	7,513	3.64	4.12
C$5.01 – C$6.00	669,236	0.64	5.76	669,236	0.64	5.76
C$6.01 – C$7.00	3,298,644	2.54	6.38	1,126,772	2.59	6.34
C$7.01 – C$8.00	780,698	3.13	7.84	262,417	3.13	7.84
Total	4,771,115			2,065,938

Dilutive Instruments

For the three months ended March 31, 2021, 4.8 million options (2020 – 5.6 million), 4.4 million RSUs and PRSUs (2020 – nil) and 11.0 million shares which would be issued if the principal amount were settled in our common shares at the quarter end share price (2020 – nil) were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share.

8. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 9 for the disaggregation of revenue by geographic region.

	For the Three Months Ended March 31,
	2021	2020
Product	25,836	35,998
Transportation	2,499	3,995
License fees from Distribution Partners	207	306
Total product revenue	28,542	40,299
Installation and other services	923	682
	29,465	40,981

 DIRTT sells its products and services pursuant to fixed-price contracts, which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize is based upon agreed contractual terms with the customer and is not subject to variability.

	For the Three Months Ended March 31,
	2021	2020
At a point in time	28,335	39,993
Over time	1,130	988
	29,465	40,981

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

Contract Liabilities

	As at
	March 31, 2021	December 31, 2020	December 31, 2019
Customer deposits	2,975	1,292	2,436
Deferred revenue	455	527	1,131
Contract liabilities	3,430	1,819	3,567

Contract liabilities primarily relate to deposits received from customers and deferred revenue from license subscriptions. The balance of contract liabilities was higher as at March 31, 2021 compared to December 31, 2020 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2020 and 2019, respectively, totaling $1.5 million and $2.7 million were recognized as revenue during the three months ended March 31, 2021 and 2020, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the three months ended March 31,
	2021	2020
Commercial	16,144	28,274
Healthcare	6,487	5,063
Government	4,181	3,127
Education	1,523	3,529
License fees from Distribution Partners	207	306
Total product and transportation revenue	28,542	40,299
Installation and other services	923	682
	29,465	40,981

9. SEGMENT REPORTING

The Company has one reportable and operating segment and operates in two principal geographic locations - Canada and the United States. Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States, with periodic international projects from North American Distribution Partners. The Company’s revenue from operations from external customers, based on location of operations, and information about its non-current assets, is detailed below.

Revenue from external customers

	For the Three Months Ended March 31,
	2021	2020
Canada	2,995	5,986
U.S.	26,470	34,995
	29,465	40,981

Non-current assets, excluding deferred tax assets

	As at
	March 31, 2021	December 31, 2020
Canada	41,870	42,947
U.S.	56,980	55,352
	98,850	98,299

(1)	Amounts include property, plant and equipment, capitalized software, operating lease right-of-use assets, goodwill and other assets.

10. INCOME TAXES

As at March 31, 2021, the Company recorded a valuation allowance of C$3.6 million ($2.8 million) against deferred tax assets (“DTAs”) incurred during the quarter in its Canadian entity as the Company’s Canadian entity has experienced cumulative losses in recent years (December 31, 2020 – C$6.6 million or $5.2 million). Although earnings were positive in 2019, ongoing near-term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity impacted the Canadian entity’s ability to generate earnings. Accordingly, it is not more likely than not that the Canadian entity’s DTAs will be utilized in the near term.

11. OTHER LIABILITIES

	As at,
	March 31, 2021	December 31, 2020
Legal provision	45	45
Deferred share unit liability	1,275	971
Warranty and other provisions(1)	1,953	1,763
Interest accrued on Debentures	320	-
Current portion of long-term debt	902	898
	4,495	3,677

(1)The following table presents a reconciliation of the warranty and other provisions balance:

	As at,
	March 31, 2021	December 31, 2020
As at January 1	1,763	4,008
Adjustments for timber provision	-	(1,750)
Additions to warranty provision	527	1,301
Payments related to warranties	(337)	(1,796)
	1,953	1,763

12. COMMITMENTS

As at March 31, 2021, the Company had outstanding purchase obligations of approximately $2.9 million related to inventory and property, plant and equipment purchases (December 31, 2020 – $3.2 million). As at March 31, 2021, the Company had undiscounted operating lease liabilities of $42.8 million (December 31, 2020 – $44.3 million).

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

Summary of Financial Results

•

Revenues for the quarter ended March 31, 2021 were $29.5 million, a decline of $11.5 million or 28% from $41.0 million for the quarter ended March 31, 2020. We believe this decrease principally reflects the severe economic and social impact of the COVID-19 pandemic, including a major contraction in construction activity levels in North America due to non-essential business closures, work-from-home requirements, lock-down measures and other regulatory responses implemented by governments and public health officials.

•

Gross profit for the quarter ended March 31, 2021 was $3.4 million or 11.4% of revenue, a decline of $7.9 million or 70% from $11.3 million or 27.6% of revenue for the quarter ended March 31, 2020. This reduction was attributable to our decline in revenues, the impact of fixed costs and excess labor capacity on lower revenues. In anticipation of a recovery in demand for our products and services in the second half of 2021 and to preserve our skilled workforce, we deliberately maintained manufacturing headcount, while implementing selective furlough days, in the first quarter of 2021 despite the shortfall in revenues relative to capacity.

•

Adjusted Gross Profit (see “Non-GAAP Financial Measures”) for the quarter ended March 31, 2021 was $7.2 million or 24.3% of revenue, an $8.4 million or 54% decline from $15.6 million or 38.0% of revenue for the quarter ended March 31, 2020. Excluded from Adjusted Gross Profit in 2021 and 2020 are $1.8 million and $2.0 million, respectively, of overhead costs associated with operating at lower than normal capacity levels, which were charged directly and separately to cost of sales rather than as a cost attributable to production. Between January and April 2020, we reduced our manufacturing workforce by 25% to bring labor capacity in line with expected ongoing requirements, but did not make further adjustments to our manufacturing workforce in the first quarter of 2021 in anticipation of a recovery of demand in the second half of 2021 as vaccination distribution efforts continue.

•

Net loss for the three months ended March 31, 2021 and 2020 was $12.5 million and $5.3 million, respectively. The higher net loss is primarily the result of the above noted reduction in gross profit, a $2.5 million reduction in foreign exchange gains, a $1.4 million reduction of income tax recoveries and a $0.6 million increase in net interest expense. These decreases were partially offset by $4.1 million of government subsidies and a $1.2 million reduction in operating expenses, which was largely due to lower commissions on reduced sales activities, reduced professional fees, and lower activity as a result of COVID-19.

•

Adjusted EBITDA (see “Non-GAAP Financial Measures”) for the quarter ended March 31, 2021 was an $11.4 million loss or (38.6)% of revenue, a decline of $5.9 million from a loss of $5.5 million, or (13.4)% of revenue, for the quarter ended March 31, 2020 for the above noted reasons.

Outlook

On November 12, 2019, DIRTT unveiled a four-year strategic plan for the Company, based on three key pillars: commercial execution, manufacturing excellence, and innovation. Our long-term objective is to scale our operations to profitably capture the significant market opportunity created by driving conversion from conventional construction to DIRTT’s process of modular, prefabricated interiors. While the strategic plan was developed and introduced pre-pandemic, we believe it is as or even more relevant in the post-pandemic world. Furthermore, our execution of the plan to date positions us well as we move forward.

Throughout 2020, we were able to mitigate the COVID-19 induced slowdown in overall construction activity through the completion of projects that were in progress when the pandemic started. With most of these projects delivered by the end of the fourth quarter of 2020, the first quarter of 2021 reflected the full impact of the slow down in non-residential construction activity on DIRTT’s business. We are seeing signs which suggest that revenues of $29.5 million in the first quarter of 2021 will be a low point in the pandemic. This view is supported by growing customer engagement through increased demand for tours, both virtual and in-person at our DIRTT Experience Centers (“DXC’s”), as well as increased project quoting activity. We continue to advance our strategic accounts strategy, with over 40 relationships in various stages of development in the first quarter compared to 35 at year-end.

Accordingly, we anticipate revenues in the second quarter of 2021 will approach or return to the quarterly ranges experienced in the first half of 2020. The second quarter will benefit from the recognition of $2.0 million of revenue for COVID-19 vaccination trailers that were delivered to one customer in April. While we continue to see signs of a recovery commencing in the second half of 2021, the timing and magnitude of this recovery continues to be uncertain and is subject to a number of factors, both positive and negative as described further below.

From a macroeconomic viewpoint, we believe that non-residential construction market conditions are beginning to improve as reflected in several industry statistics, particularly in the United States where an accelerated vaccine distribution/rollout program has led some states to ease public health restrictions, and employers to begin the deliberate process of reoccupying their space. Conversely, Canada is experiencing a resurgence of active COVID-19 cases, the reintroduction of public health measures and a slower vaccine roll out, which we expect to continue to depress activity levels in the short term. The CEWS, which has been extended to June 2021, continues to provide some economic relief by partially funding our Canadian workforce costs. In addition, the 2021 federal budget includes the proposed extension of the CEWS to September 2021, subject to legislative implementation by Parliament.

In conventional construction, we are observing increases in the price of steel and wallboard as well as shortages of raw materials, including wallboard, negatively impacting project budgets and, in some cases, schedules. We believe that this has the potential to drive demand for DIRTT due to increasing price competitiveness of our solutions as well as our ability to help preserve schedules through our short lead times. Conversely, as DIRTT is installed in the final stages of a project, any delays in the pre-installation schedule could negatively impact the timing of DIRTT project delivery, including those in the second half of 2021, making forecasting revenue by specific quarter difficult.

Aluminum and medium density fiberboard, our two main raw materials, have also experienced some increase in price, but not to the same extent as steel and wallboard and we have largely been able to mitigate these increases through efficiency improvements in our manufacturing process. In addition and to date, we have not experienced any major raw material shortages, but we are actively monitoring supply conditions and seeking to maintain appropriate levels of inventory to mitigate such risk.

Our financial position, which we bolstered with a C$40.25 million issuance of convertible unsecured subordinated debentures in January 2021 for net proceeds of C$37.6 million or approximately $29.5 million, has allowed us to continue advancing the development of our commercial function. In the first quarter, we continued selective hiring, adding to our sales and strategic account representatives as well as our segment and solutions support specialists. The rollout of our Customer Relationship Management system to all of our sales representatives continues and is on track for completion by June 30, 2021. The construction of our Dallas DXC is well underway and is expected to open in the third quarter of 2021. Lastly, we continued to identify and establish relationships with potential new Distribution Partners in underserved regions as well as progressing the onboarding of new partners.

In our manufacturing operations, we have deliberately retained our manufacturing capabilities despite temporarily low activity levels. Gross margin in the first quarter reflects this approach which includes the impacts of $1.8 million of costs of over capacity as well as the negative impact of fixed costs on low production volumes. While we mitigated the impact of low activity levels on labor costs to the extent possible through the use of furlough days, we were unable to absorb the entire impact. As activity improves, we expect gross margins to improve due to the decrease in excess labor capacity and leveraging of fixed costs.

We recently began commissioning our new tile manufacturing facility in South Carolina (the “South Carolina Facility”), and it began producing saleable tiles in April 2021. The South Carolina Facility is scheduled for full commissioning in early June 2021. This new facility, which is highly automated, operates with approximately one-sixth the labor requirement of the similar production capacity in Calgary, reduces single plant risk and increases our total tile production capacity. The South Carolina Facility’s physical proximity to customers located on the East Coast results in an improvement of up to four days in shipping time with commensurate reductions in freight costs for the end customer.

Net working capital at March 31, 2021 was $70.5 million compared to $53.5 million at December 31, 2020.  This includes $58.7 million of cash on hand compared to $45.8 million at December 31, 2020. The increase in cash on hand reflects $29.5 million of net proceeds from the issuance of Debentures in January 2021 offset by cash used in operations of $12.1 million and capital expenditures of $3.6 million. In February 2021, we completed the conversion of our cashflow-based credit facility to an asset backed credit facility to provide incremental working capital financing should it be necessary in the future. Subsequent to quarter end, we completed a $7.2 million draw of our U.S. Leasing Facility primarily related to our South Carolina Facility and anticipate drawing an additional three to four million during the second or third quarter. We expect capital expenditures for the balance of 2021 to be approximately $10.4 million.

While we believe the first quarter sales represented a low point in the pandemic, the strength of our balance sheet and the incremental steps we have taken to bolster liquidity give us the confidence to continue the execution of our strategic plan with the continued expectation of a recovery in the second half of 2021, along with increased flexibility should the recovery take longer than expected.

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

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period over period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), the impact of under-utilized capacity on gross profit, tax consequences and stock-based compensation. We remove the impact of all foreign exchange from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. We remove the impact of under-utilized capacity from gross profit, and fixed production overheads are allocated to inventory on the basis of normal capacity of the production facilities. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA.

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

The following non-GAAP financial measures are presented in this Quarterly Report, and a description of the calculation for each measure is included.

Adjusted Gross Profit	Gross profit before deductions for costs of under-utilized capacity, depreciation and amortization

Adjusted Gross Profit Margin	Adjusted Gross Profit divided by revenue

EBITDA	Net income before interest, taxes, depreciation and amortization

Adjusted EBITDA	EBITDA adjusted for foreign exchange gains or losses; stock-based compensation expense; government subsidies, and any other non-core gains or losses

Adjusted EBITDA Margin	Adjusted EBITDA divided by revenue

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

 EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2021 and 2020

The following table presents a reconciliation for the first quarter results of 2021 and 2020 of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended March 31,
	2021	2020
	($ in thousands)
Net loss for the period	(12,499)	(5,328)
Add back (deduct):
Interest Expense	500	35
Interest Income	(19)	(138)
Income Tax Expense (Recovery)	39	(1,326)
Depreciation and Amortization	3,402	3,132
EBITDA	(8,577)	(3,625)
Foreign Exchange (Gains) Losses	180	(2,319)
Stock-based Compensation	1,094	461
Government Subsidies	(4,068)	-
Adjusted EBITDA	(11,371)	(5,483)
Net Loss Margin(1)	(42.4)%	(13.0)%
Adjusted EBITDA Margin	(38.6)%	(13.4)%

(1)	Net loss divided by revenue.

For the three months ended March 31, 2021, Adjusted EBITDA and Adjusted EBITDA Margin decreased to $11.4 million loss or (38.6)%, respectively, from a $5.5 million loss or (13.4)% in the same period of 2020, respectively. This reflects an $8.4 million decrease in Adjusted Gross Profit and $0.3 lower costs of underutilized capacity, discussed below. Reductions in Adjusted EBITDA were partially offset by lower professional fees, reduced commissions on lower revenues and cost reductions as a result of reduced activity related to COVID-19. Additionally, in the first quarter of 2020, we increased our provision for expected credit losses by $0.6 million.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three Months Ended March 31, 2021 and 2020

The following table presents a reconciliation for the three months ended March 31, 2021 and 2020 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended March 31,
	2021	2020
	($ in thousands)
Gross profit	3,370	11,315
Gross profit margin	11.4%	27.6%
Add: Depreciation and amortization expense	2,029	2,261
Add: Costs of under-utilized capacity	1,756	2,010
Adjusted Gross Profit	7,155	15,586
Adjusted Gross Profit Margin	24.3%	38.0%

Gross profit and gross profit margin decreased to $3.4 million or 11.4% for the three months ended March 31, 2021, from $11.3 million or 27.6% for the three months ended March 31, 2020. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $7.2 million or 24.3% for the three months ended March 31, 2021, from $15.6 million or 38.0% for the three months ended March 31, 2020. The decreases are largely due to reduced fixed cost leverage caused by reductions in revenues partially offset by $0.5 million of related severance costs incurred during the first quarter of 2020.

During the fourth quarter of 2019, we determined that we were carrying abnormal excess capacity in our manufacturing facilities as a result of the slowdown in sales and determined certain production overheads should be directly expensed in cost of sales, representing production overheads that were not attributable to production. In the first quarter of 2020, we separately classified $2.0 million as costs related to our under-utilized capacity (1.2% of gross profit margin) in cost of sales. We took steps to manage our excess capacity, including the reduction in staffing by 14%, with a further 12% reduction in April 2020, and the undertaking of planned factory curtailments. The staffing reductions realigned our capacity with expected activity levels; however, our fixed costs will affect our Adjusted Gross Profit Margin, which we expect to remain below historical percentages until sales improve. Between January and April 2020, we reduced our manufacturing workforce by 25% to bring labor capacity in line with expected ongoing requirements. In the first quarter of 2021, we experienced the full impact of the slowdown in non-residential construction activity on our business. In anticipation of a recovery in demand for our products and services in the second half of 2021 and to preserve our skilled workforce, we deliberately maintained manufacturing headcount, while implementing selective furlough days, in the first quarter of 2021 despite the shortfall in revenues relative to capacity. As a result, in the first quarter of 2021 we separately classified $1.8 million as costs related to our under-utilized capacity (6% of gross profit margin) in cost of sales.

Following the completion of third-party testing in 2019, we determined that timber included in certain projects installed between 2016 and 2019 potentially did not meet the fire-retardant specifications under which the projects were sold. As a result, we recorded a $2.5 million provision in the fourth quarter of 2019 and began contacting customers to determine whether remedial actions are required. In the second quarter of 2020, we identified and validated an in-situ solution that we believe will meet the fire-retardant specification under which the projects were sold and reduced the associated provision to $1.3 million, which represents expected costs to prepare impacted sites and apply the in-situ solution. In the third quarter of 2020, we completed building code reviews of the affected projects and determined that the timber as installed met the requisite building code requirements as it related to fire retardance. During the fourth quarter of 2020, we further reduced our timber provision by $0.5 million as we believe this reduces any obligation to remediate previously installed projects. Additionally, we entered into agreements with certain customers to compensate them for product charges not fulfilled. During the quarter ended March 31, 2021, we incurred no costs (2020 – $0.1 million) associated with remediating previously installed timber projects.

Results of Operations

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

	For the Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
Revenue	29,465	40,981	(28)
Gross Profit	3,370	11,315	(70)
Gross Profit Margin	11.4%	27.6%
Operating Expenses
Sales and Marketing	6,670	7,408	(10)
General and Administrative	7,241	7,825	(7)
Operations Support	2,297	2,532	(9)
Technology and Development	1,935	2,165	(11)
Stock-based Compensation	1,094	461	137
Total Operating Expenses	19,237	20,391	(6)
Operating Loss	(15,867)	(9,076)	75
Operating Margin	(53.9)%	(22.1)%

Revenue

Revenue reflects sales to our Distribution Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
Product	25,836	35,998	(28)
Transportation	2,499	3,995	(37)
License fees from Distribution Partners	207	306	(32)
Total product revenue	28,542	40,299	(29)
Installation and other services	923	682	35
	29,465	40,981	(28)

Revenue decreased in the three months ended March 31, 2021 by $11.5 million or 28% compared to the same period of 2020. Revenue decreased due to several factors as discussed above in “– Summary of Financial Results” and “– Outlook”. We believe the decrease principally reflects the severe economic and social impact of the COVID-19 pandemic, including a major contraction in construction activity levels in North America due to work-from-home requirements, lock-down measures and other regulatory responses implemented by governments and public health officials. While we did not experience any material cancellations of projects that were underway at the start of the COVID-19 pandemic, it is uncertain as to the impact of the pandemic on future projects that are either in the planning or conceptual stage. It is highly likely that future projects will also experience similar delays as the COVID-19 pandemic runs its course. See Item 1A. “Risk Factors”.

We are in the process of making substantial improvements to our commercial function, as outlined in our strategic plan, including building an appropriate organizational structure, improving the effectiveness of our existing sales force, attracting new sales talent, establishing strategic marketing and lead generation functions, as well as expanding and better supporting our Distribution Partner network. While we believe these actions are critical to driving long-term, sustainable growth, particularly as the recovery from the COVID-19 pandemic commences, these actions did not have a measurable effect on 2021 revenues in light of the severe economic adversity caused by the pandemic.

Installation and other services revenue increased to $0.9 million for the three months ended March 31, 2021 compared to $0.7 million in the same period of 2020. The changes in installation and other services revenue are primarily due to the timing of projects. Except in limited circumstances, our Distribution Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Distribution Partner network to expand our market penetration and ensure best practices are shared across local markets. At March 31, 2021, we had 67 Distribution Partners servicing multiple locations. During 2020, we made several changes and upgrades to our Distribution Partner network, expanding our relationships with new and existing partners and ending our relationships with others. Our clients, as serviced primarily through our Distribution Partners, exist within a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology and hospitality.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market:

	For the Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
Commercial	16,144	28,274	(43)
Healthcare	6,487	5,063	28
Government	4,181	3,127	34
Education	1,523	3,529	(57)
License fees from Distribution Partners	207	306	(32)
Total product revenue	28,542	40,299	(29)
Service revenue	923	682	35
	29,465	40,981	(28)

	For the Three Months Ended March 31,
	2021	2020	% Change
	(in %)
Commercial	57	70	(19)
Healthcare	23	13	77
Government	15	8	88
Education	5	9	(44)
Total Product Revenue(1)	100	100	NA

(1)	Excludes license fees from Distribution Partners.

Revenue decreased by 28% in the three months ended March 31, 2021 over the same period in 2020 and was driven primarily by decreased commercial sales. Commercial revenues decreased by 43% from the prior period, due largely to the severe impact of COVID-19 on commercial construction activities in North America. Similarly, education sales decreased by 57% from 2020 as most universities and private schools moved to on-line classes in response to the COVID-19 pandemic. During 2021, healthcare and government revenues increased due to the timing of certain projects.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States, with periodic international projects. The following table presents our first quarter revenue dispersion by geography:

	For the Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
Canada	2,995	5,986	(50)
U.S.	26,470	34,995	(24)
	29,465	40,981	(28)

Historically, approximately 15-25% and 75-85% of revenues are derived from sales to Canada and the United States, respectively. In 2020, revenues from Canada fell to 10% of total sales while sales to the United States increased to 90%.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.7 million to $6.7 million for the three months ended March 31, 2021, from $7.4 million for the three months ended March 31, 2020. The decrease during the three months ended March 31, 2021 was largely related to a reduction in commission expense on lower revenues and lower travel, meals and entertainment expenses due to restrictions on travel as a result of the COVID-19 pandemic. As economies re-open, we anticipate travel, meals and entertainment expenses will increase over current levels, the timing and amount of such expenses, however, are indeterminate at this time. These reductions were partially offset by $0.2 million of increased salary and wage expenses as we continue to build our sales organization and $0.3 million of staff transferred from Technology and Development to Sales and Marketing.

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

General and Administrative Expenses

General and administrative expenses (“G&A”) decreased $0.6 million to $7.2 million for the three months ended March 31, 2021 from $7.8 million for the three months ended March 31, 2020. For the quarter ended March 31, 2021, the decrease was the result of lower professional fees and a $0.6 million credit loss recorded in the first quarter of 2020 that was not repeated in 2021, partially offset by increased severance costs.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Distribution Partner project execution and our manufacturing operations. Operations support expenses decreased $0.2 million to $2.3 million for the three months ended March 31, 2021, from $2.5 million for the three months ended March 31, 2020, due to reduced activity.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses decreased by $0.3 million to $1.9 million for the three months ended March 31, 2021, compared to $2.2 million for the three months ended March 31, 2020, primarily related to staff transferred to Sales and Marketing.

Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2021 was $1.1 million, compared to $0.5 million for the same period of 2020. The increase was largely due to fair value adjustments on cash settled awards as a result of share price appreciation during the three months ended March 31, 2021 compared to a reduction in the prior year period.

Government Subsidies

During the three months ended March 31, 2021, the Company recorded $4.1 million of government subsidies (2020 – $nil), of which $2.0 million (2020: $nil) were received during the period in addition to $1.7 million that was receivable at December 31, 2020.

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the CEWS provides the Company with a taxable subsidy in respect of a specific portion of wages paid to Canadian employees during qualifying periods extending from March 15, 2020 to June 5, 2021 (with an extension to September 25, 2021 having been announced in the 2021 Canadian federal budget), based on the percentage decline of the Company in certain of its Canadian-sourced revenues during each qualifying period. Pursuant to proposed changes announced in the 2021 Canadian federal budget, the Company may be required to repay all or a portion of the CEWS amounts for any qualifying period commencing after June 5, 2021 where the aggregate compensation for specified executives during the 2021 calendar year exceeds the aggregate compensation for specified executives during the 2019 calendar year. The Company’s eligibility for the CEWS may change for each qualifying period and is reviewed by the Company for each qualifying period. On November 19, 2020, the Canadian government also implemented the CERS, which provides a taxable subsidy to cover eligible expenses for qualifying properties, subject to certain maximums, starting on September 27, 2020 to June 5, 2021 (with an extension to September 25, 2021 having been announced in the 2021 Canadian federal budget), with the amount of the subsidy based on the percentage decline of the Company in certain of its Canadian-sourced revenues in each qualifying period. The Company’s eligibility for the CERS may change for each qualifying period and is reviewed by the Company for each qualifying period.

Income Tax

The provision for income taxes is comprised of U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Income tax expense for the three months ended March 31, 2021 was $0.04 million, compared to a $1.3 million recovery for the same period of 2020. We have recorded a valuation allowance of $2.8 million against Canadian deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada to fully deduct historical losses. As at March 31, 2021, we had C$60.3 million of loss carry-forwards in Canada and none in the United States. These loss carry-forwards will begin to expire in 2032.

Net Loss

Net loss increased to $12.5 million or $0.15 net loss per share in the first quarter of 2021 from a net loss of $5.3 million or $0.06 net loss per share for the first quarter of 2020. The increased loss is primarily the result of a $7.9 million decrease in gross profit, a $2.5 million net decrease in foreign exchange gains, a $1.4 million increase in income tax expense and a $0.6 increase in net interest expense, partially offset by a $1.2 million decrease in operating expenses and $4.1 million of government subsidies in 2021.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2021 totaled $58.7 million, an increase of $12.8 million from December 31, 2020. The increase in cash reflects the impact of $29.5 million of net proceeds from the issuance of the Debentures in January 2021, offset by cash used in operations of $12.1 million and capital expenditures of $3.6 million.

In January 2021, we issued C$40.3 million of the Debentures for net proceeds after costs of C$37.6 million ($29.5 million). The Debentures accrue interest at a rate of 6.00% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and will be repayable on January 31, 2026.

In February 2021, we entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with RBC. Under the RBC Facility, the Borrowing Base is a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. Under the RBC Facility, at March 31, 2021 available borrowings are C$9.4 million or $7.5 million.

The Company has a C$5.0 million Canada Leasing Facility on which C$3.6 million ($2.6 million) of cash consideration has been drawn, and a $14.0 million U.S. Leasing Facility on which $3.5 million has been drawn and a further $7.2 million was drawn in April 2021 with RBC and one of its affiliates. The Leasing Facilities are available for equipment expenditures and certain equipment expenditures already incurred. We anticipate drawing an additional three to four million on our Leasing Facilities during the second or third quarter of 2021 primarily related to equipment purchases in the South Carolina Facility as commissioning activities are completed.

In light of the uncertainty caused by the near and potential mid-term impacts of COVID-19, we have evaluated multiple downside scenarios and have implemented cost control and expenditure management processes. Based on these analyses and the implementation of these spending control processes, we believe that existing cash and cash equivalents combined with increased liquidity from the aforementioned Leasing Facilities and RBC Facility should, except in very extreme cases, be sufficient to support ongoing working capital and capital expenditure requirements for at least the next twelve months.

A prolonged and complete cessation of or sustained significant decrease in North American construction activities or a sustained economic depression and its adverse impacts on customer demand could adversely affect our liquidity. To the extent that existing cash and cash equivalents and increased liquidity from the aforementioned facilities are not sufficient to fund future activities, we may seek to raise additional funds through equity or debt financings. If additional funds are raised through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our Debentures and our equity securities or contain instruments that may be dilutive to our existing shareholders. Any additional equity or debt financing may be dilutive to our existing shareholders.

Since our inception, we have financed operations primarily through cash flows from operations, long-term debt, and the sale of equity securities. Over the past three years, we have funded our operations and capital expenditures through a combination of cash flow from operations, long-term debt, and cash on hand. We had no amounts outstanding under the RBC Facility as of March 31, 2021 and $5.8 million outstanding under the Leasing Facilities as of March 31, 2021.

The following table summarizes our consolidated cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	($ in thousands)
Net cash flows used in operating activities	(12,094)	(760)
Net cash flows used in investing activities	(3,589)	(2,455)
Net cash provided by financing activities	29,337	-
Effect of foreign exchange on cash, cash equivalents and restricted cash	303	(499)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,957	(3,714)
Cash, cash equivalents and restricted cash, beginning of period	45,846	47,174
Cash, cash equivalents and restricted cash, end of period	59,803	43,460

Operating Activities

Net cash flows used in operating activities was $12.1 million for the first three months of 2021 compared to $0.8 million net cash flows used in operating activities in the first three months of 2020. The decrease is cash flows from operations is largely due to a decrease in revenues and a reduction in accounts payable and accrued liabilities, and partially offset by the receipt of government subsidies and increases in customer deposits and deferred revenue.

Investing Activities

We invested $2.9 million in property, plant and equipment during the three months ended March 31, 2021, compared to $1.6 million during the three months ended March 31, 2020. The increase is primarily due to capital investments in manufacturing facilities including the South Carolina Facility and our new Dallas DXC. We invested $0.7 million on capitalized software during the three months ended March 31, 2021, as compared to $1.0 million in the three months ended March 31, 2020.

Financing Activities

For the three months ended March 31, 2021, $29.3 million of cash was provided by financing activities mainly due to the proceeds received from the issuance of C$40.3 million of Debentures in January 2021. Cash used in financing activities for the three months ended March 31, 2020 was $nil.

We currently expect to fund anticipated future investments with available cash, including the proceeds from our issuance of Debentures, and drawings on our Leasing Facilities. We expect to draw approximately $11.0 million on our Leasing Facilities in the first half of 2021, of which $7.2 million was drawn in April 2021, financing the equipment purchases for our new South Carolina Facility that were largely paid for in installments in 2019 and 2020. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we deem appropriate. We may also use debt or pursue equity financing depending on the share price at the time, interest rates, and nature of the investment opportunity and economic climate.

Credit Facility

On February 12, 2021, the Company entered into the RBC Facility. Under the RBC Facility, the Borrowing Base is up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. At March 31, 2021 available borrowings are C$9.4 million ($7.5 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the Aggregate Excess Availability, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash, is less than C$5.0 million, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve month basis. Additionally, if the FCCR has been below 1.10:1 for the 3 immediately consecutive months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities. The Company did not meet the 3 month FCCR requirement during the first quarter of 2021 which resulted in requiring the restriction of $1.1 million of cash. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for 5 consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

During 2020, the Company entered into the Leasing Facilities, consisting of the C$5.0 million Canada Leasing Facility and the $14.0 million U.S. Leasing Facility with RBC, which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 4.50%. The U.S. Leasing Facility is amortized over a six-year term and is extendible at the Company’s option for an additional year.

The Company has drawn $3.5 million of cash consideration under the U.S. Leasing Facility and commenced the lease term in 2020 for the equipment at the South Carolina Facility. The Company has drawn C$3.6 million ($2.6 million) of cash consideration under the Canada Leasing Facility and commenced the lease term for the Canadian equipment expenditures during 2020.

We are restricted from paying dividends unless Payment Conditions (as defined in the RBC Facility) are met, including having a net borrowing availability of at least C$10 million over the proceeding 30 day period, and having a trailing twelve month fixed charge coverage ratio above 1.10:1 and certain other conditions

The RBC Facility is currently secured by substantially all of our real property located in Canada and the United States.

  Contractual Obligations

There have been no material changes in our contractual obligations during the three months ended March 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K. See Note 12, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the three months ended March 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 4, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report, we adopted Accounting Standards Update No. 2020-06, “Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The Company had no convertible debt instruments outstanding at December 31, 2020 and the Debentures issued in January 2021 have been evaluated under this new guidance and there were no other transitional impacts to consider. The methodology now applied has been explained in Note 6 and the impact on diluted earnings per share has been reflected in Note 7.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 4, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing and “–Significant Accounting Policies and Estimates” in this Quarterly Report.

Item 3.	Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We continue to pursue multiple lawsuits against our former founders, Mogens Smed and Barrie Loberg, and their new company Falkbuilt Ltd. (“Falkbuilt”) for violation of fiduciary duties and non-competition and non-solicitation covenants contained in their DIRTT executive employment agreements, and the misappropriation of DIRTT’s confidential and proprietary information in violation of numerous Canadian and U.S. state and federal laws pertaining to the protection of DIRTT’s trade secrets and proprietary information and the prevention of false advertising and deceptive trade practices.

Our litigation against Falkbuilt and Messrs. Smed and Loberg is currently comprised of three main lawsuits: (i) an action in the Alberta Court of Queen’s Bench instituted on May 9, 2019 against Falkbuilt, Messrs. Smed and Loberg, and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, and duties of loyalty, fidelity and confidentiality, and the misappropriation of DIRTT’s confidential information (the “Canadian Non-Compete Case”); (ii) an action in the U.S. District Court for the Northern District of Utah instituted on December 11, 2019 against Falkbuilt, Smed, and other individual and corporate defendants alleging misappropriation of DIRTT’s confidential information, trade secrets, business intelligence and customer information, and false advertising in violation of the United States Lanham Act, the Colorado Consumer Protection Act, and the Ohio Deceptive Trade Practices Act (the “U.S. Misappropriation Case”); and (iii) an action for federal patent infringement in the U.S. District Court for the Northern District of Illinois instituted on August 6, 2020 against Falkbuilt, alleging that Falkbuilt infringes certain of DIRTT’s patents relating to our proprietary ICE® software (the “U.S. Patent Case”).

In the Canadian Non-Compete Case, we are seeking, among other things, an order stopping the defendants from unlawfully competing with us, and payment of lost revenue and damages. We were recently successful in defeating an application for partial summary dismissal of our claims against Mr. Loberg for violating the restrictive covenants in his executive employment agreement (which are identical to the restrictive covenants in Mr. Smed’s agreement). Mr. Loberg had claimed that the non-compete obligations were unenforceable, and filed a summary dismissal application. The court denied Mr. Loberg’s application, and awarded DIRTT costs. Mr. Loberg appealed the decision, and on April 1, 2021, the dismissal was upheld on appeal and DIRTT was again awarded costs. To date, we have questioned six individual defendants or witnesses in the Canadian Non-Compete Case, and are scheduled to question additional individuals over the next several months, including Messrs. Smed and Loberg. We are pleased with the results of the questioning to date and believe they give strong support to our allegations. We intend to continue to pursue the case vigorously.

In the U.S. Misappropriation Case, we are seeking to restrain the defendants from misappropriating our confidential information, trade secrets, business intelligence and customer information, and using that information to advance Falkbuilt’s U.S. business to our detriment. Falkbuilt had previously filed a countersuit against DIRTT alleging defamation and intentional interference with economic relations. On March 30, 2021, the U.S. District Court for the Northern District of Utah granted our motion to dismiss those counterclaims, meaning that DIRTT is no longer a defendant by counterclaim in the U.S. Misappropriation Case. The court previously granted a preliminary injunction to maintain the status quo, and we continue to seek discovery in the case through motions to compel and subpoenas issued across the Falkbuilt “Branch” network.

In the U.S. Patent Case, we are seeking, among other things, an order enjoining Falkbuilt from infringing our patents and damages for past or continuing infringement. Falkbuilt is attempting to initiate an inter partes review and post grant review of DIRTT’s subject patents, and has filed a motion to stay the case pending resolution of these reviews. DIRTT has filed a motion opposing the stay, and believes that Falkbuilt’s actions are simply an attempt to delay the court proceedings.

No amounts are accrued for the above legal proceedings.

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

4.2

Supplemental Indenture, dated January 25, 2021, by and among the Company, Computershare Trust Company of Canada and Computershare Trust Company, National Association as Trustees (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on January 29, 2021).

10.1

Loan Agreement, dated February 12, 2021, by and among the Royal Bank of Canada, DIRTT Environmental Solutions Ltd. and DIRTT Environmental Solutions, Inc., as borrowers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on February 19, 2021).

10.2+

Indemnification Agreement, by and between the Company and James A. Lynch, dated March 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on March 23, 2021).

10.3+

Indemnification Agreement, by and between the Company and Diana R. Rhoten, dated March 22, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on March 23, 2021).

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

Date: May 5, 2021