Form 10-Q
period 2021-06-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2021-08-04
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 85,328,082 common shares outstanding as of July 30, 2021.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular and without limitation, this Quarterly Report contains forward-looking statements pertaining to the competitiveness of the Company's solutions, the Company's business, financial condition, results of operations and growth prospects and the financial position of the Company. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have an adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the coronavirus (“COVID-19”) pandemic and related economic repercussions and other risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 24, 2021 (the “Annual Report on Form 10-K”), as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 5, 2021, and in this Quarterly Report under “Part II, Item 1A. Risk Factors.”  These factors include, but are not limited to, the following:

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

ii

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at June 30,	As at December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	58,326	45,846
Restricted cash	2,807	-
Trade and other receivables, net of expected credit losses of $0.6 million at June 30, 2021 and December 31, 2020	21,918	18,953
Inventory	16,753	15,978
Prepaids and other current assets	4,074	4,068
Total Current Assets	103,878	84,845
Property, plant and equipment, net	53,131	49,847
Capitalized software, net	8,424	8,344
Operating lease right-of-use assets, net	31,405	33,643
Goodwill	1,489	1,449
Other assets	5,196	5,016
Total Assets	203,523	183,144
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	20,190	20,350
Other liabilities	3,664	2,779
Customer deposits and deferred revenue	3,148	1,819
Current portion of long-term debt and accrued interest	3,295	898
Current portion of lease liabilities	6,373	5,503
Total Current Liabilities	36,670	31,349
Deferred tax liabilities, net	464	414
Long-term debt	41,710	5,069
Long-term lease liabilities	27,577	29,781
Total Liabilities	106,421	66,613
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 85,311,575 issued and outstanding at June 30, 2021 and 84,681,364 at December 31, 2020	181,713	180,639
Additional paid-in capital	10,930	10,175
Accumulated other comprehensive loss	(15,697)	(17,018)
Accumulated deficit	(79,844)	(57,265)
Total Shareholders’ Equity	97,102	116,531
Total Liabilities and Shareholders’ Equity	203,523	183,144

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue	40,087	40,765	68,629	81,064
Service revenue	1,015	1,390	1,938	2,072
Total revenue	41,102	42,155	70,567	83,136
Product cost of sales	31,091	26,751	54,642	54,041
Costs of under-utilized capacity	-	-	1,756	2,010
Service cost of sales	787	1,188	1,575	1,554
Total cost of sales	31,878	27,939	57,973	57,605
Gross profit	9,224	14,216	12,594	25,531
Expenses
Sales and marketing	7,564	6,177	14,234	13,585
General and administrative	7,780	6,194	15,021	14,019
Operations support	2,213	2,251	4,510	4,783
Technology and development	1,924	2,082	3,859	4,247
Stock-based compensation	1,861	425	2,955	886
Total operating expenses	21,342	17,129	40,579	37,520
Operating loss	(12,118)	(2,913)	(27,985)	(11,989)
Government subsidies	3,431	4,284	7,499	4,284
Foreign exchange gain (loss)	(60)	(960)	(240)	1,359
Interest income	23	57	42	195
Interest expense	(794)	(61)	(1,294)	(96)
	2,600	3,320	6,007	5,742
Income (loss) before tax	(9,518)	407	(21,978)	(6,247)
Income taxes
Current tax expense (recovery)	210	366	210	(215)
Deferred tax expense (recovery)	10	(242)	49	(987)
	220	124	259	(1,202)
Net income (loss)	(9,738)	283	(22,237)	(5,045)
Income (loss) per share
Basic and diluted loss per share	(0.11)	0.00	(0.26)	(0.06)
Weighted average number of shares outstanding (in thousands)
Basic and Diluted	84,752	84,681	84,717	84,681

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interim Condensed Consolidated Statement of Comprehensive Income (Loss)
Income (loss) for the period	(9,738)	283	(22,237)	(5,045)
Exchange differences on translation of foreign operations	716	2,882	1,321	(3,886)
Comprehensive income (loss) for the period	(9,022)	3,165	(20,916)	(8,931)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	income (loss)	deficit	equity
As at December 31, 2019	84,681,364	180,639	8,343	(18,028)	(45,967)	124,987
Stock-based compensation	-	-	663	-	-	663
Foreign currency translation adjustment	-	-	-	(6,768)	-	(6,768)
Net loss for the period	-	-	-	-	(5,328)	(5,328)
As at March 31, 2020	84,681,364	180,639	9,006	(24,796)	(51,295)	113,554
Stock-based compensation	-	-	268	-	-	268
Foreign currency translation adjustment	-	-	-	2,882	-	2,882
Net income for the period	-	-	-	-	283	283
As at June 30, 2020	84,681,364	180,639	9,274	(21,914)	(51,012)	116,987
As at December 31, 2020	84,681,364	180,639	10,175	(17,018)	(57,265)	116,531
Stock-based compensation	-	-	796	-	-	796
Foreign currency translation adjustment	-	-	-	605	-	605
Net loss for the period	-	-	-	-	(12,499)	(12,499)
As at March 31, 2021	84,681,364	180,639	10,971	(16,413)	(69,764)	105,433
Stock-based compensation	-	-	1,285	-	-	1,285
Issued on vesting of RSUs	630,211	1,074	(1,074)	-	-	-
RSUs withheld to settle employee tax obligations	-	-	(252)	-	(342)	(594)
Foreign currency translation adjustment	-	-	-	716	-	716
Net loss for the period	-	-	-	-	(9,738)	(9,738)
As at June 30, 2021	85,311,575	181,713	10,930	(15,697)	(79,844)	97,102

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

 DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Cash flows from operating activities:
Net income (loss) for the period	(9,738)	283	(22,237)	(5,045)
Adjustments:
Depreciation and amortization	3,421	2,761	6,823	5,893
Stock-based compensation, net of settlements	1,649	425	2,743	886
Foreign exchange (gain) loss	68	958	240	(1,256)
Accretion of convertible debentures	94	-	147	-
Gain on disposal of property, plant and equipment	-	(46)	-	(46)
Deferred income tax expense (recovery)	10	(242)	49	(987)
Changes in operating assets and liabilities:
Trade and other receivables	(2,588)	2,010	(2,831)	3,446
Inventory	(697)	(671)	(500)	(636)
Prepaid and other current assets	770	609	(178)	(115)
Trade accounts payable and accrued liabilities	4,759	(3,368)	(1,257)	741
Other liabilities	1,260	(932)	1,767	(2,911)
Current portion of long-term debt and accrued interest	604	-	1,006	-
Lease liabilities	764	(34)	903	(61)
Customer deposits and deferred revenue	(290)	624	1,317	1,708
Net cash flows provided by (used in) operating activities	86	2,377	(12,008)	1,617
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(5,799)	(3,203)	(8,707)	(4,763)
Capitalized software development expenditures and other asset expenditures	(631)	(945)	(1,336)	(1,915)
Recovery of software development expenditures	-	140	24	215
Proceeds on sale of property, plant and equipment	-	46	-	46
Net cash flows used in investing activities	(6,430)	(3,962)	(10,019)	(6,417)
Cash flows from financing activities:
Proceeds received on long-term debt	8,407	2,591	37,952	2,591
Repayment of long-term debt	(552)	(64)	(760)	(64)
Employee tax payments on vesting of RSUs	(589)	-	(589)	-
Net cash flows provided by financing activities	7,266	2,527	36,603	2,527
Effect of foreign exchange on cash, cash equivalents and restricted cash	408	224	711	(275)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,330	1,166	15,287	(2,548)
Cash, cash equivalents and restricted cash, beginning of period	59,803	43,460	45,846	47,174
Cash, cash equivalents and restricted cash, end of period	61,133	44,626	61,133	44,626
Supplemental disclosure of cash flow information:
Interest paid	(67)	(61)	(129)	(96)
Income taxes paid	(48)	(58)	(48)	(58)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the interim condensed consolidated balance sheets.

			June 30,
			2021	2020
Cash and cash equivalents			58,326	44,626
Restricted cash			2,807	-
Total cash, cash equivalents and restricted cash			61,133	44,626

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of June 30, 2021, and its results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The condensed balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 included in the Annual Report on Form 10-K of the Company as filed with the U.S. Securities and Exchange Commission and applicable securities commissions or similar regulatory authorities in Canada. As described in Note 4, the Company adopted a new accounting standard relating to convertible debentures effective January 1, 2021. Further information on this standard and the impact on the Company of this standard is described in Note 4.

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

3. COVID-19

On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization and has had extraordinary and rapid negative impacts on global societies, workplaces, economies and health systems. The resulting adverse economic conditions have negatively impacted construction activity and consequently DIRTT’s business, with significant negative impacts extending through the first half of 2021 and potentially beyond.

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

Liquidity risk

The Company may have lower cash flows from operating activities available to service debts due to lower sales or collections as a result of COVID-19. To address this risk and the uncertainty around the timing of a recovery from COVID-19, the Company issued convertible unsecured subordinated debentures in January 2021, for net proceeds of $29.5 million, and has credit facilities available as described in Note 6.

Government subsidies

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the Canadian Emergency Wage Subsidy (“CEWS”). The CEWS provides the Company with a taxable subsidy in respect of a specific portion of wages paid to Canadian employees during qualifying periods extending from March 15, 2020 to September 25, 2021 based on the percentage decline of the Company in certain of its Canadian-sourced revenues during each qualifying period. Pursuant to changes enacted as part of the 2021 Canadian federal budget, the Company may be required to repay all or a portion of the CEWS amounts received for any qualifying period commencing after June 5, 2021 where the aggregate compensation for specified executives during the 2021 calendar year exceeds the aggregate compensation for specified executives during the 2019 calendar year. The Company’s eligibility for the CEWS may change for each qualifying period and is reviewed by the Company for each qualifying period.

On November 19, 2020, the Canadian government also implemented the Canada Emergency Rent Subsidy (“CERS”). The CERS provides a taxable subsidy to cover eligible expenses for qualifying properties, subject to certain maximums, for qualifying periods extending from September 27, 2020 to September 25, 2021, with the amount of the subsidy based on the percentage decline of the Company in certain of its Canadian-sourced revenues in each qualifying period. The Company’s eligibility for the CERS may change for each qualifying period and is reviewed by the Company for each qualifying period.

Impairment

At June 30, 2021, management determined an impairment provision of non-current assets was not required as our outlook is consistent with the assumptions used in our impairment test undertaken at December 31, 2020. In future periods, if our results are less than our forecast, this conclusion may need to be revisited.

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. At June 30, 2021, approximately 88% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, that have arisen since April 1, 2020 when the trade credit insurance became effective.

Our trade balances are spread over a broad Distribution Partner base, which is geographically dispersed. For the three and six months ended June 30, 2021, one Distribution Partner accounted for $8.2 million and $11.8 million of revenue, which is greater than 10% of total revenue. No Distribution Partners accounted for more than 10% of total revenue for the three and six months ended June 30, 2020. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	June 30,	December 31,
	2021	2020
Current	14,706	12,500
Overdue	1,307	1,211
	16,013	13,711
Less: expected credit losses	(588)	(588)
	15,425	13,123
Sales tax receivable	314	242
Government subsidies receivable	2,496	1,743
Income tax receivable	3,683	3,845
	21,918	18,953

Due to the uncertainties associated with the COVID-19 pandemic as well as the disruption to businesses in North America, the overall credit quality of certain receivables declined at June 30, 2020 compared to January 1, 2020. As a result of this consideration and the Company’s ongoing review of the credit quality of receivables, expected credit losses were increased by $0.6 million during the six month period ended June 30, 2020. No adjustments to our expected credit losses were required at June 30, 2021. During the first six months of 2021 and 2020, no receivables were written off. Receivables are generally considered to be past due when over 60 days old unless there is a separate payment arrangement in place for the collection of the receivable.

6. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance on December 31, 2019	-	-	-	-
Issuances	-	6,165	-	6,165
Repayments	-	(420)	-	(420)
Exchange differences	-	222	-	222
Balance at December 31, 2020	-	5,967	-	5,967
Current liabilities	-	898	-	898
Long-term liabilities	-	5,069	-	5,069

Balance on December 31, 2020	-	5,967	-	5,967
Issuances	-	8,407	29,545	37,952
Accretion	-	-	147	147
Accrued interest	-	-	812	812
Repayments	-	(760)	-	(760)
Exchange differences	-	100	787	887
Balance at June 30, 2021	-	13,714	31,291	45,005
Current liabilities	-	2,483	812	3,295
Long-term liabilities	-	11,231	30,479	41,710

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC

”), as lender (the “RBC Facility”). Under the RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). At June 30, 2021, available borrowings are C$10.3 million ($8.3 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the Aggregate Excess Availability, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash, is less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve month basis. Additionally, if the FCCR has been below 1.10:1 for the 3 immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities (defined below). The Company did not meet the 3 month FCCR requirement during the first and second quarters of 2021 which resulted in requiring the restriction of $2.8 million of cash at June 30, 2021. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for 5 consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances would set-off any borrowings and any remaining amounts made available to the Company.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) and a $14.0 million equipment leasing facility in the United States (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC, and one of its affiliates, which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 5.77%. The U.S. Leasing Facility is amortized over a six-year term and extendible at the Company’s option for an additional year.

During the six months ended June 30, 2021, the Company received $8.4 million (twelve months ended December 31, 2020: $3.5 million) of cash consideration under the U.S. Leasing Facility related to reimbursements for equipment purchases for our South Carolina plant. During the six months ended June 30, 2021, the Company received $nil (twelve months ended December 31, 2020 – C$3.6 million or $2.6 million) of cash consideration under the Canada Leasing Facility. The associated financial liabilities are shown on the consolidated balance sheet in current portion of long-term debt and accrued interest and long-term debt.

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

The net proceeds from the sale of the Debentures were C$37.6 million ($29.5 million), after deducting C$2.7 million of transaction costs which includes the underwriters’ commission and directly attributable professional fees. The Company accounted for the Debentures as a liability as the Debentures meet the definition of traditional convertible debt and there are no embedded derivatives requiring bifurcation. The Debentures are shown on the consolidated balance sheet in long-term debt. Interest expense was determined using the effective interest rate method with an effective interest rate of 7.5%. The contractual interest expense for the Debentures during the three and six months ended June 30, 2021 was $0.3 million and $0.8 million, respectively, which is included in current portion of long-term debt and accrued interest on the balance sheet.

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

7. STOCK-BASED COMPENSATION

In May 2020, our shareholders approved the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (the “2020 LTIP”) at the annual and special meeting of shareholders. The 2020 LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, restricted shares, dividend equivalent rights granted in connection with restricted share units, vested share awards, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2020 LTIP, the sum of (i) 5,850,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Company’s Amended and Restated Incentive Stock Option Plan (the “Stock Option Plan”) that, following May 22, 2020, expire or are cancelled or terminated without having been exercised in full have been reserved for issuance under the 2020 LTIP. Upon vesting of certain LTIP awards, the Company may withhold shares as a means of meeting DIRTT’s tax withholding requirements in respect of the tax payable by award holders. To the extent the fair value of the withheld shares upon vesting exceeds the grant date fair value of the instrument, the excess amount is credited to retained earnings or deficit.

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

Stock-based compensation expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Equity-settled awards	1,285	268	2,081	931
Cash-settled awards	576	157	874	(45)
	1,861	425	2,955	886

The following summarizes PSUs, DSUs and RSUs (as defined below) granted, exercised, forfeited and expired during the periods:

	RSU Time-	RSU Performance-
	Based	Based	DSU	PSU
	Number of	Number of	Number of	Number of
	units	units	units	units
Outstanding at December 31, 2019	-	-	132,597	223,052
Granted	2,378,971	200,000	158,133	-
Forfeited	-	-	-	(25,581)
Outstanding at June 30, 2020	2,378,971	200,000	290,730	197,471
Outstanding at December 31, 2020	2,414,066	200,000	363,664	197,471
Granted	1,897,281	878,601	57,898	-
Vested	(630,042)	(169)	(57,380)	(9,314)
Withheld to settle employee tax obligations	(161,031)	-	-	-
Forfeited	(116,656)	(9,635)	-	(1,733)
Outstanding at June 30, 2021	3,403,618	1,068,797	364,182	186,424

Restricted share units (time-based vesting)

Restricted share units that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant (“RSUs”). At the end of each vesting period, the associated RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted was

C$3.11 (2020 – C$1.89) which was determined using the closing price of the Company’s common shares on their respective grant dates.

Restricted share units (performance-based vesting)

The Company granted to certain executives and senior employees restricted share units with service and performance-based conditions for vesting (the “PRSUs”). If the Company’s share price increases to certain values for 20 consecutive trading days, as outlined below, a percentage of the PRSUs will vest at the end of the three-year service period. The grant date fair value of the PRSUs were valued using the Monte Carlo valuation method and determined to have a weighted average grant date fair value of C$3.27 (2020 – C$1.70). Based on share price performance since the date of grant, 33.3% of the 2021 PRSUs and 100% of the 2020 PRSUs will vest upon completion of the three-year service period.

	% of PRSUs vesting
	33.3%	50.0%	66.7%	100.0%	150.0%
2021 PRSUs	$3.00	-	$4.00	$5.00	$7.00
2020 PRSUs	-	C$3.00	-	C$4.00	C$6.00

Deferred share units

The fair value of the liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the year. DSUs outstanding at June 30, 2021 had a fair value of $1.6 million which is included in other liabilities on the balance sheet (December 31, 2020 – $0.9 million).

Performance share units

Under the terms of the PSU Plan, PSUs granted vest at the end of a three-year term. At the end of a three-year term, employees will be awarded cash at the discretion of the board of directors of the Company, calculated based on certain Adjusted EBITDA (see “Non-GAAP Financial Measures” in this Quarterly Report), total shareholder return, or revenue growth related to performance conditions.

The fair value of the liability and the expense attributable to the vesting period is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss. As at June 30, 2021, outstanding PSUs had a fair value of $0.1 million which is included in other liabilities on the balance sheet (December 31, 2020 – $0.1 million).

Options

The following summarizes options granted, exercised, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2019	6,156,652	6.49
Forfeited	(550,259)	6.79
Outstanding at June 30, 2020	5,606,393	6.46
Outstanding at December 31, 2020	4,774,328	6.52
Forfeited	(21,588)	7.21
Outstanding at June 30, 2021	4,752,740	6.52
Exercisable at June 30, 2021	2,324,160	6.50

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

Range of exercise prices outstanding at June 30, 2021:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$4.01 – C$5.00	22,537	3.39	4.12	7,513	3.39	4.12
C$5.01 – C$6.00	669,153	0.39	5.76	669,153	0.39	5.76
C$6.01 – C$7.00	3,290,598	2.30	6.38	1,126,638	2.34	6.36
C$7.01 – C$8.00	770,452	2.88	7.84	520,856	2.88	7.84
Total	4,752,740			2,324,160

Dilutive Instruments

For the three and six months ended June 30, 2021, 4.8 million options (2020 – 5.6 million), 4.6 million and 4.0 million RSUs and PRSUs (2020 – nil and 2.7 million), respectively and 8.7 million shares which would be issued if the principal amount of the convertible debentures were settled in our common shares at the quarter end share price (2020 – nil) were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share.

8. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 9 for the disaggregation of revenue by geographic region.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Product	36,462	36,921	62,298	72,919
Transportation	3,484	3,545	5,983	7,540
License fees from Distribution Partners	141	299	348	605
Total product revenue	40,087	40,765	68,629	81,064
Installation and other services	1,015	1,390	1,938	2,072
	41,102	42,155	70,567	83,136

 The Company sells its products and services pursuant to fixed-price contracts, which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize is based upon agreed contractual terms with the customer and is not subject to variability.

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

Contract Liabilities

	As at
	June 30, 2021	December 31, 2020	December 31, 2019
Customer deposits	2,668	1,292	2,436
Deferred revenue	480	527	1,131
Contract liabilities	3,148	1,819	3,567

Contract liabilities primarily relate to deposits received from customers and deferred revenue from license subscriptions. The balance of contract liabilities was higher as at June 30, 2021 compared to December 31, 2020 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2020 and 2019, respectively, totaling $1.6 million and $2.7 million were recognized as revenue during the six months ended June 30, 2021 and 2020, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Commercial	19,032	25,096	35,176	53,370
Healthcare	14,176	7,417	20,663	12,480
Government	4,249	3,960	8,430	7,087
Education	2,489	3,993	4,012	7,522
License fees from Distribution Partners	141	299	348	605
Total product and transportation revenue	40,087	40,765	68,629	81,064
Installation and other services	1,015	1,390	1,938	2,072
	41,102	42,155	70,567	83,136

`

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

Revenue from external customers

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Canada	4,461	4,341	7,456	10,327
U.S.	36,641	37,814	63,111	72,809
	41,102	42,155	70,567	83,136

Non-current assets

	As at
	June 30, 2021	December 31, 2020
Canada	40,565	42,947
U.S.	59,080	55,352
	99,645	98,299
(1)	Amounts include property, plant and equipment, capitalized software, operating lease right-of-use assets, goodwill and other assets.

10. INCOME TAXES

For the three and six month periods ended June 30, 2021, the Company recorded valuation allowances of C$2.7 million and C$6.3 million, respectively ($2.3 million and $5.1 million) against deferred tax assets (“DTAs”) incurred during the periods in its Canadian entity as the Company’s Canadian entity has experienced cumulative losses in recent years (December 31, 2020 – C$6.6 million or $5.2 million). Although earnings were positive in 2019, ongoing near-term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity impacted the Canadian entity’s ability to generate earnings. Accordingly, it is not more likely than not that the Canadian entity’s DTAs will be utilized in the near term.

11. OTHER LIABILITIES

For the period ended June 30, 2021, the Company separately classified the current portion of long-term debt and accrued interest on the balance sheet, as reconciled below:

	As at,
	June 30, 2021	December 31, 2020
Legal provision	45	45
Deferred share unit liability	1,661	971
Warranty and other provisions(1)	1,958	1,763
Interest accrued on Debentures	812	-
Current portion of long-term debt	2,483	898
Other liabilities, as previously presented	6,959	3,677
Reclassified to "Current portion of long-term debt and accrued interest"	(3,295)	(898)
Other liabilities	3,664	2,779

(1)The following table presents a reconciliation of the warranty and other provisions balance:

	As at,
	June 30, 2021	December 31, 2020
As at January 1	1,763	4,008
Adjustments to timber provision	-	(1,750)
Additions to warranty provision	668	1,301
Payments related to warranties	(473)	(1,796)
	1,958	1,763

12. COMMITMENTS

As at June 30, 2021, the Company had outstanding purchase obligations of approximately $4.5 million related to inventory and property, plant and equipment purchases (December 31, 2020 – $3.2 million). As at June 30, 2021, the Company had undiscounted operating lease liabilities of $50.9 million (December 31, 2020 – $44.3 million).

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

Summary of Financial Results

•

Revenues for the quarter ended June 30, 2021 were $41.1 million, a decline of $1.1 million or 2% from $42.2 million for the quarter ended June 30, 2020. Revenue decreased 15% to $70.6 million for the six months ended June 30, 2021 compared to $83.1 million for the six months ended June 30, 2020. For the three months ended June 30, 2021 revenues have returned to quarterly ranges experienced in the first half of 2020 and have increased by $11.6 million from the first quarter of 2021. On a year-to-date basis, we believe this decrease principally reflects the severe economic and social impact of the COVID-19 pandemic since March 2020, including a major contraction in construction activity levels in North America due to non-essential business closures, work-from-home requirements, lock-down measures and other regulatory responses implemented by governments and public health officials.

•

Gross profit for the quarter ended June 30, 2021 was $9.2 million or 22.4% of revenue, a decline of $5.0 million or 35% from $14.2 million or 33.7% of revenue for the quarter ended June 30, 2020. The reduction was attributable to $1.3 million of higher transportation costs due to third party trucking cost increases, $1.3 million of higher direct material costs due to the combined impact of a 5% increase in the cost of materials and a specialized project that required additional third party manufactured inputs, $0.5 million of incremental costs related to our new highly automated panel manufacturing facility in Rock Hill, South Carolina (the “South Carolina Facility”) as well as the $1.1 million negative impact of a stronger Canadian dollar on Canadian based manufacturing costs. In addition, the three months ended June 30, 2020 included a $1.2 million reversal of a timber provision that did not reoccur in 2021.

•

Gross profit for the six month period ended June 30, 2021 was $12.6 million or 17.8% of revenue, a decline of $12.9 million or 51% from $25.5 million or 30.7% of revenue for the six month period ended June 30, 2020. The decrease was largely due to the impact of fixed costs and excess labor capacity on lower revenues. In anticipation of a recovery in demand for our products and services and to preserve our skilled workforce, we deliberately maintained manufacturing headcount, while implementing selective furlough days despite the shortfall in revenues relative to capacity. The reduction was also attributable to $1.6 million of higher transportation costs from third party trucking cost increases, $1.6 million higher direct material costs due to the combined impact of a 3% increase in the cost of materials and a specialized project that required additional third party manufactured inputs, $1.0 million of incremental costs related to our new South Carolina Facility as well as the $1.6 million negative impact of a stronger Canadian dollar on Canadian based manufacturing costs. In addition, the six months ended June 30, 2020 included a $1.2 million reversal of a timber provision that did not reoccur in 2021.

•

Adjusted Gross Profit (see “Non-GAAP Financial Measures”) for the quarter ended June 30, 2021 was $11.3 million or 27.4% of revenue, a $4.9 million or 30% decline from $16.1 million or 38.2% of revenue for the quarter ended June 30, 2020 for the reasons described above.

•

Adjusted Gross Profit for the six months ended June 30, 2021 was $18.4 million or 26.1% of revenue compared to $31.7 million or 38.1% of revenue for the six months ended June 30, 2020. Excluded from Adjusted Gross Profit for the six months ended June 30, 2021 and 2020 are $1.8 million and $2.0 million, respectively, of overhead costs associated with operating at lower than normal capacity levels, which were charged directly and separately to cost of sales rather than as a cost attributable to production. Between January and April 2020, we reduced our manufacturing workforce by 25% to bring labor capacity in line with expected future requirements as a result of impacts of the COVID-19 pandemic on the construction industry. We did not make further adjustments to our manufacturing workforce in the first six months of 2021 in anticipation of a recovery of demand.

•

Net loss for the three months ended June 30, 2021 was $9.7 million compared to net income of $0.3 million for the three months ended June 30, 2020. The higher net loss is primarily the result of the above noted reduction in gross profit, a $4.2 million increase in operating expenses, which was largely due to increased stock based compensation, one-time severance costs and salary and wage expenses as we continue to build our sales organization and execute on our strategic plan and increased travel, meals and entertainment costs due to the easing of COVID-19 restrictions, a $0.9 million reduction of government subsidies and a $0.7 increase in interest expense as well as the estimated $1.3 million impact of a stronger Canadian dollar on Canadian based operating expenses. These amounts were partially offset by a $0.9 million reduction in foreign exchange losses.

•

Net loss for the six months ended June 30, 2021 was $22.2 million compared to $5.0 million for the six months ended June 30, 2020. The higher net loss is primarily the result of the above noted reduction in gross profit, a $3.1 million increase in operating expenses, which was largely due to higher one-time severance and salary and wage expenses as discussed above partially offset by lower commissions on reduced sales activities and lower professional fees, a $1.6 million net increase in foreign exchange losses, a $1.2 million increase in interest expense and a $1.5 million reduction in income tax recoveries as well as the estimated $1.9 million impact of a stronger Canadian dollar on Canadian based operating expenses. These decreases were partially offset by a $3.2 million increase of government subsidies.

•

Adjusted EBITDA (see “Non-GAAP Financial Measures”) for the quarter ended June 30, 2021 was an $6.8 million loss or (16.6%) of revenue, a decline of $7.1 million from $0.3 million, or 0.6% of revenue, for the quarter ended June 30, 2020 for the above noted reasons. Adjusted EBITDA for the six months ended June 30, 2021 was an $18.2 million loss or (25.8%) of revenue, a decline of $13.0 million from a loss of $5.2 million, or (6.3)% of revenue, for the six months ended June 30, 2020 for the above noted reasons.

Outlook

In November 2019, DIRTT unveiled a four-year strategic plan for the Company, based on three key pillars: commercial execution, manufacturing excellence, and innovation. Our long-term objective is to scale our operations to profitably capture the significant market opportunity created by driving conversion from conventional construction to DIRTT’s process of modular, prefabricated interiors. While the strategic plan was developed and introduced pre-pandemic, we believe it is as or even more relevant in the post-pandemic world. Furthermore, our execution of the plan to date positions us well as we move forward.

As expected, second quarter 2021 revenue of $41.1 million was nearly forty percent higher than the first quarter of 2021 and within the quarterly revenue ranges experienced in the first half of 2020. Signs of economic recovery continued in the second quarter of 2021 with the easing of pandemic restrictions across North America. Third party construction indices that are leading indicators of future non-residential activity, including the Dodge Momentum Index and the Architectural Billing Index, were in expansionary territory in the quarter. However, we are closely monitoring potential surges in COVID infection rates, driven by the Delta variant, and the resulting impact on demand, labor availability, supply chains and our own operations.

At the same time, conventional construction has experienced dramatic increases in input costs, particularly steel, alongside significant material and labor shortages. These factors, along with permitting backlogs, are resulting in increases to construction costs and long schedule delays, including both the number of projects experiencing delay and the longer duration of the delay.

We believe that rising input costs for conventional construction are allowing our solutions to become more price competitive on a day one basis. While we have experienced some inflation in the cost of our core raw materials of aluminum, medium density fiberboard and glass, those increases have lagged increases in the cost of steel and other conventional construction raw materials. In addition, to date we have not experienced any major raw material shortages and have been able to maintain sufficient inventory levels to mitigate such risk. As a result, we have strategically elected not to pass along raw material price increases in order to enhance our relative price competitiveness versus conventional construction. We will continue to monitor the impact of input cost inflation; however, we expect that the increased price competitiveness of our solutions will drive higher demand, allowing us to improve profitability through absorption of unused labor capacity and fixed cost leverage within our plants.

Schedule delays have served to further highlight the benefits of our prefabricated approach to interior construction. DIRTT’s short lead and installation times allow clients to recapture a portion of the time lost to schedule delays, which we believe makes DIRTT a more attractive option compared to conventional construction. Further, we believe we are uniquely positioned to reduce labor required for interior construction through the combination of prefabrication in facilities emphasizing Lean manufacturing techniques as well as deploying automation as showcased in our recently opened South Carolina Facility.

While our ability to deliver on short lead times is a distinct advantage, our products are installed in the final stages of a project and as such, delays in the project schedule prior to our installation will negatively impact the timing of delivery and the recognition of related sales revenue. Many of our end customers are experiencing high pre-installation schedule delays, which has resulted in a corresponding shift of projects from the second half of 2021 into 2022. As a result, we are now expecting a slower pace of recovery in the second half of 2021, with third quarter revenue anticipated to be similar to the second quarter.

Companies are expressing an increasing interest in flexible, adaptable spaces and prefabricated, offsite construction as they reoccupy their space and explore new ways of working with their teams. We believe DIRTT is uniquely positioned to address this new built environment. Notwithstanding a slower-than-anticipated return to sales growth, we remain encouraged by the sales activity levels within our business, including increased quoting and large project request for proposal (RFP) activity relative to 2020. These activities, while not directly tied to contracted revenue, are indicative of both the overall increasing interest and demand, and the potential strength of our transformed commercial capabilities. In June 2021, the number of client tours, both physically and virtually, that we hosted at our DIRTT Experience Centres (DXCs), including our Dallas DXC that was under construction, was at a 30-month high and we continue to experience increasing engagement with our existing and potential strategic accounts. Strategic accounts provide us the opportunity to generate repeat sales based on existing relationships and we have expanded our strategic account relationships in the second quarter to 44 from 40 relationships in the first quarter of 2021. Additionally. we have been successful on a number of large strategic account RFPs, which we define as being projects exceeding $2.0 million, with delivery dates anticipated to begin in 2022.

Our strong financial position has allowed us to continue to advance the development of our commercial function. During the second quarter, we continued with selective hiring and completed the rollout of our Customer Relationship Management system to all our sales representatives. We anticipate that our Dallas DXC will be ready for occupancy late in the third quarter of this year. Finally, we welcomed three new Distribution Partners in the quarter and are finalizing the onboarding of two major general contractors that we expect will join our distribution partner network in the third quarter of 2021. We are identifying and establishing relationships with potential new Distribution Partners in underserved regions.

On June 8, 2021, we formally opened our new highly automated panel manufacturing facility in Rock Hill South Carolina for a total cost of $17.6 million. This compares to an initial budget of $18.5 million, reflecting the deferral of the casework component to a later date and the addition of priming and UV equipment not contemplated in the original budget. The plant is fully operational, and we are balancing production and resulting labor requirements with our Calgary panel plant. The South Carolina Facility requires one-sixth the labor of the Calgary facility for the same level of output and improves shipping time up to four days with commensurate reductions in freight costs for our East Coast customers. The South Carolina Facility is also a key asset to enhance our customer experience, we believe representing the future of industrialized construction and how it can improve the quality of the built environment. In preparation for increasing demand, we are continuing to deliberately retain manufacturing capacity, which is expected to negatively impact gross margins due to both negative fixed cost leverage and excess labor capacity. As activity improves, we expect gross margins to improve accordingly.

Our financial position remained strong at June 30, 2021, with $58.3 million of cash on hand at June 30, 2021 compared to $58.7 million at March 31, 2021 and $45.8 million at December 31, 2020. Net working capital of $67.2 million compared to $70.5 million at March 31, 2021 and $53.5 million at December 31, 2020. In the second quarter of 2021, cash provided by operations of $0.1 million ($12.0 million used in operations year-to-date) and capital expenditures of $6.4 million ($10.0 million year-to-date) were more than offset by equipment leasing facility draws of $8.4 million ($8.4 million year-to-date). We expect to draw an additional two to three million on our equipment leasing facilities in the third quarter of 2021. In the first quarter of 2021, we completed a C$40.25 million convertible unsecured debenture issuance for net proceeds of C$37.6 million or $29.5 million. We continued to benefit from the Canadian Emergency Wage Subsidy (CEWS) and the Canadian Emergency Rent Subsidy (CERS), qualifying for $3.4 million in the second quarter ($7.5 million year-to-date), of which $2.5 million was receivable at June 30, 2021. The CEWS and CERS programs have been extended by the Canadian government to September 25, 2021.

Our strong balance sheet and our prudent focus on liquidity during this uncertain period provides us the confidence to continue to execute on our strategic plan. We are encouraged by the improving economic conditions and the increase in opportunities and sales activity and expect that our business is ready to respond when these opportunities ultimately translate into orders.

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

Government subsidies, depreciation and amortization, stock-based compensation expense, and foreign exchange gains and losses are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

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

 EBITDA and Adjusted EBITDA for the Three and Six Months Ended June 30, 2021 and 2020

The following table presents a reconciliation for the second quarter and year-to-date results of 2021 and 2020 of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Net income (loss) for the period	(9,738)	283	(22,237)	(5,045)
Add back (deduct):
Interest Expense	794	61	1,294	96
Interest Income	(23)	(57)	(42)	(195)
Income Tax Expense (Recovery)	220	124	259	(1,202)
Depreciation and Amortization	3,421	2,761	6,823	5,893
EBITDA	(5,326)	3,172	(13,903)	(453)
Foreign Exchange (Gains) Losses	60	960	240	(1,359)
Stock-based Compensation	1,861	425	2,955	886
Government Subsidies	(3,431)	(4,284)	(7,499)	(4,284)
Adjusted EBITDA	(6,836)	273	(18,207)	(5,210)
Net Income (Loss) Margin(1)	(23.7)%	0.7%	(31.5)%	(6.1)%
Adjusted EBITDA Margin	(16.6)%	0.6%	(25.8)%	(6.3)%

(1)	Net income (loss) divided by revenue.

For the three months ended June 30, 2021, Adjusted EBITDA and Adjusted EBITDA Margin decreased to $6.8 million loss or (16.6)%, respectively, from $0.3 million or 0.6% in the same period of 2020, respectively. This reflects a $4.9 million decrease in Adjusted Gross Profit discussed below, increased professional fees, one-time severance costs, higher salary and wage expenses reflecting the cumulative effect of hires in line with our strategic plan, increased travel, meals and entertainment due to the easing of COVID-19 restrictions and the estimated $1.2 million impact of a strengthening of the Canadian dollar on Canadian based operating expenses, excluding depreciation and stock-based compensation, compared to the prior year period.

For the six months ended June 30, 2021, Adjusted EBITDA and Adjusted EBITDA Margin decreased to a $18.2 million loss or (25.8)%, respectively, from a $5.2 million loss or (6.3)% in the same period of 2020, respectively. This reflects a $13.3 million decrease in Adjusted Gross Profit and $0.3 million in lower costs of underutilized capacity, discussed below, higher severance costs and salary and wage expenses as discussed above as well as the estimated $1.7 million impact of a stronger Canadian dollar on Canadian based operating expenses, excluding depreciation and stock-based compensation. Reductions in Adjusted EBITDA were partially offset by lower professional fees, reduced commissions and cost reductions as a result of reduced activity related to COVID-19. Additionally, in the first half of 2020, we increased our provision for expected credit losses by $0.6 million.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Six Months Ended June 30, 2021 and 2020

The following table presents a reconciliation for the three months and six months ended June 30, 2021 and 2020 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Gross profit	9,224	14,216	12,594	25,531
Gross profit margin	22.4%	33.7%	17.8%	30.7%
Add: Depreciation and amortization expense	2,033	1,908	4,062	4,169
Add: Costs of under-utilized capacity	-	-	1,756	2,010
Adjusted Gross Profit	11,257	16,124	18,412	31,710
Adjusted Gross Profit Margin	27.4%	38.2%	26.1%	38.1%

Gross profit and gross profit margin decreased to $9.2 million or 22.4% for the three months ended June 30, 2021, from $14.2 million or 33.7% for the three months ended June 30, 2020. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $11.3 million or 27.4% for the three months ended June 30, 2021, from $16.1 million or 38.2% for the three months ended June 30, 2020. The reduction was attributable to $1.3 million of higher transportation costs due to third party trucking cost increases, $1.3 million of higher direct material costs due to the combined impact of a 5% increase in the cost of materials and a specialized project that required additional third party manufactured inputs, $0.5 million of incremental costs related to our new South Carolina Facility as well as the $1.1 million impact of a stronger Canadian dollar on Canadian based manufacturing costs. In addition, the three months ended June 30, 2020 included a $1.2 million reversal of a timber provision that did not reoccur in 2021.

Gross profit and gross profit margin decreased to $12.6 million or 17.8% for the six months ended June 30, 2021, from $25.5 million or 30.7% for the six months ended June 30, 2020. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $18.4 million or 26.1% for the six months ended June 30, 2021, from $31.7 million or 38.1% for the six months ended June 30, 2020. The decrease was largely due to the impact of fixed costs and excess labor capacity on lower revenues. In anticipation of a recovery in demand for our products and services and to preserve our skilled workforce, we deliberately maintained manufacturing headcount, while implementing selective furlough days despite the shortfall in revenues relative to capacity. The reduction was also attributable to $1.6 million of higher transportation costs from third party trucking cost increases, $1.6 million higher direct material costs due to the combined impact of a 3% increase in the cost of materials and a specialized project that required additional third party manufactured inputs, $1.0 million of incremental costs related to our new South Carolina Facility as well as the $1.6 million impact of a stronger Canadian dollar on Canadian based manufacturing costs. In addition, the six months ended June 30, 2020 included a $1.2 million reversal of a timber provision that did not reoccur in 2021.

During the fourth quarter of 2019, we determined that we were carrying abnormal excess capacity in our manufacturing facilities as a result of the slowdown in sales and determined certain production overheads should be directly expensed in cost of sales, representing production overheads that were not attributable to production. In the first quarter of 2020, we separately classified $2.0 million as costs related to our under-utilized capacity (1.2% of gross profit margin) in cost of sales. We took steps to manage our excess capacity, including the reduction in staffing by 14%, with a further 12% reduction in April 2020 for a total reduction of 25% from prior year levels, and the undertaking of planned factory curtailments. The staffing reductions realigned our capacity with expected activity levels; however, our fixed costs continued to affect our Adjusted Gross Profit Margin, which we expect to remain below historical percentages until sales improve. In the first quarter of 2021, we experienced the full impact of the slowdown in non-residential construction activity on our business. Revenues in the second quarter of 2021 have returned to quarterly ranges experienced in the first half of 2020. In anticipation of a recovery in demand for our products and services in the second half of 2021 and to preserve our skilled workforce, we deliberately maintained manufacturing headcount, while implementing selective furlough days, in the first quarter of 2021 despite the shortfall in revenues relative to capacity. As a result, in the first quarter of 2021 we separately classified $1.8 million as costs related to our under-utilized capacity (6% first quarter and 2% for the six month period ended June 30, 2021 of gross profit margin) in cost of sales. In the second quarter of 2021, we did not have abnormal excess capacity as our workforce was better aligned with current production volumes.

Following the completion of third party testing in 2019, we determined that timber included in certain projects installed between 2016 and 2019 potentially did not meet the fire-retardant specifications under which the projects were sold. As a result, we recorded a $2.5 million provision in the fourth quarter of 2019 and began contacting customers to determine whether remedial actions are required. In the second quarter of 2020, we identified and validated an in-situ solution that we believe will meet the fire-retardant specification under which the projects were sold and accordingly reduced the associated provision to $1.3 million, which represents expected costs to prepare impacted sites and apply the in-situ solution. In the third quarter of 2020, we completed building code reviews of the affected projects and determined that the timber as installed met the requisite building code requirements as it related to fire retardance. During the fourth quarter of 2020, we further reduced our timber provision by $0.5 million as we believe this reduces any obligation to remediate previously installed projects. Additionally, we entered into agreements with certain customers to compensate them for product charges not fulfilled. During the six month period ended June 30, 2021, we incurred no costs (2020 – $0.1 million) associated with remediating previously installed timber projects.

Results of Operations

Three and Six Months Ended June 30, 2021, Compared to Three and Six Months Ended June 30, 2020

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)			($ in thousands)
Revenue	41,102	42,155	(2)	70,567	83,136	(15)
Gross Profit	9,224	14,216	(35)	12,594	25,531	(51)
Gross Profit Margin	22.4%	33.7%		17.8%	30.7%
Operating Expenses
Sales and Marketing	7,564	6,177	22	14,234	13,585	5
General and Administrative	7,780	6,194	26	15,021	14,019	7
Operations Support	2,213	2,251	(2)	4,510	4,783	(6)
Technology and Development	1,924	2,082	(8)	3,859	4,247	(9)
Stock-based Compensation	1,861	425	338	2,955	886	234
Total Operating Expenses	21,342	17,129	25	40,579	37,520	8
Operating Loss	(12,118)	(2,913)	316	(27,985)	(11,989)	133
Operating Margin	(29.5)%	(6.9)%		(39.7)%	(14.4)%

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)			($ in thousands)
Product	36,462	36,921	(1)	62,298	72,919	(15)
Transportation	3,484	3,545	(2)	5,983	7,540	(21)
License fees from Distribution Partners	141	299	(53)	348	605	(42)
Total product revenue	40,087	40,765	(2)	68,629	81,064	(15)
Installation and other services	1,015	1,390	(27)	1,938	2,072	(6)
	41,102	42,155	(2)	70,567	83,136	(15)

Revenue decreased in the three months ended June 30, 2021 by $1.1 million or 2% compared to the same period of 2020. Revenue decreased in the six months ended June 30, 2021 by $12.6 million or 15% compared to the same period of 2020. For the three months ended June 30, 2021 revenues have returned to quarterly ranges experienced in the first half of 2020 and have increased by $11.6 million from the first quarter of 2021. On a year-to-date basis, revenue decreased due to several factors as discussed above in “– Summary of Financial Results” and “– Outlook”. We believe the decrease principally reflects the severe economic and social impact of the COVID-19 pandemic since March 2020, including a major contraction in construction activity levels in North America due to work-from-home requirements, lock-down measures and other regulatory responses implemented by governments and public health officials. While we did not experience any material cancellations of projects that were underway at the start of the COVID-19 pandemic, it is uncertain as to the impact of the pandemic on future projects that are either in the planning or conceptual stage. It is highly likely that future projects will also experience similar delays as the COVID-19 pandemic runs its course. See Item 1A. “Risk Factors”.

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

Installation and other services revenue was $1.0 million and $1.9 million for the three and six months ended June 30, 2021 compared to $1.4 million and $2.1 million in the same period of 2020, respectively. The changes in installation and other services revenue are primarily due to the timing of projects. Except in limited circumstances, our Distribution Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Distribution Partner network to expand our market penetration and ensure best practices are shared across local markets. At June 30, 2021, we had 69 Distribution Partners servicing multiple locations. During 2020 and 2021, we made several changes and upgrades to our Distribution Partner network, expanding our relationships with new and existing partners and ending our relationships with others. Our clients, as serviced primarily through our Distribution Partners, exist within a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology and hospitality.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)			($ in thousands)
Commercial	19,032	25,096	(24)	35,176	53,370	(34)
Healthcare	14,176	7,417	91	20,663	12,480	66
Government	4,249	3,960	7	8,430	7,087	19
Education	2,489	3,993	(38)	4,012	7,522	(47)
License fees from Distribution Partners	141	299	(53)	348	605	(42)
Total product revenue	40,087	40,765	(2)	68,629	81,064	(15)
Service revenue	1,015	1,390	(27)	1,938	2,072	(6)
	41,102	42,155	(2)	70,567	83,136	(15)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in %)			(in %)
Commercial	47	62	(24)	52	67	(22)
Healthcare	36	18	100	30	15	100
Government	11	10	10	12	9	33
Education	6	10	(40)	6	9	(33)
Total Product Revenue(1)	100	100	NA	100	100	NA
(1)	Excludes license fees from Distribution Partners.

Revenue decreased by 2% and 15% in the three and six months ended June 30, 2021 over the same period in 2020 and was driven primarily by decreased commercial sales. Commercial revenues decreased by 24% and 34%, respectively from the prior period, due largely to the severe impact of COVID-19 on commercial construction activities in North America. Similarly, education sales decreased by 38% and 47%, respectively from 2020 as most universities and private schools moved to on-line classes in response to the COVID-19 pandemic. During 2021, healthcare sales increased primarily reflecting increased activity levels with a large strategic health care provider and the delivery of COVID-19 vaccination trailers in the second quarter.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our second quarter and year-to-date revenue dispersion by geography:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)			($ in thousands)
Canada	4,461	4,341	3	7,456	10,327	(28)
U.S.	36,641	37,814	(3)	63,111	72,809	(13)
	41,102	42,155	(2)	70,567	83,136	(15)

Historically, approximately 15-25% and 75-85% of revenues are derived from sales to Canada and the United States, respectively. In 2020 and 2021, revenues from Canada fell to 10% of total sales while sales to the United States increased to 90%, reflecting the impact of pandemic related restrictions on activity levels in the related jurisdictions.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.4 million and $0.6 million to $7.6 million and $14.2 million for the three and six months ended June 30, 2021, respectively, from $6.2 million and $13.6 million for the three and six months ended June 30, 2020, respectively. The increases were largely related to increased salary and wage expenses as we continue to build our sales organization, $0.6 million due to staff transferred from Technology and Development to Sales and Marketing and higher depreciation expense as we completed our Chicago DXC in 2020, offset by lower commission expense. Travel, meals and entertainment expenses were lower on a year-to-date basis, but increased quarter on quarter as restrictions on travel have eased. As economies re-open, we anticipate travel, meals and entertainment expenses will increase over current levels, the timing and amount of such expenses, however, are indeterminate at this time.

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

General and Administrative Expenses

General and administrative expenses increased by $1.6 million and $1.0 million to $7.8 million and $15.0 million for the three and six months ended June 30, 2021, respectively from $6.2 million and $14.0 million for the three and six months ended June 30, 2020, respectively.

For the quarter ended June 30, 2021, the increase was the result of the impact of the stronger Canadian dollar on our cost structure, higher salaries and benefits expenses, inclusive of a one-time severance cost, and professional fees, partially offset by decreased variable compensation costs. The six months ended June 30, 2021 increased for the same reasons as the second quarter partially offset by a reduction in professional service costs and a $0.6 million credit loss recorded in the first quarter of 2020 that was not repeated in 2021.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Distribution Partner project execution and our manufacturing operations. Operations support expenses decreased by $0.1 million and $0.3 million to $2.2 million and $4.5 million for the three and six months ended June 30, 2021, respectively, from $2.3 million and $4.8 million for the three and six months ended June 30, 2020, respectively, due to higher capitalized labor associated with internal capital projects.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses decreased by $0.2 million and $0.3 million to $1.9 million and $3.9 million for the three and six months ended June 30, 2021, respectively, compared to $2.1 million and $4.2 million for the three and six months ended June 30, 2020, respectively, primarily related to Technology and Development staff transferred to Sales and Marketing.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2021 was $1.9 and $3.0 million, respectively, compared to $0.4 million and $0.9 million for the same respective periods of 2020. The increase was largely due to grants of restricted share units and deferred share units and fair value adjustments on cash settled awards as a result of share price appreciation during the three and six months ended June 30, 2021.

Government Subsidies

During the three and six months ended June 30, 2021, the Company recorded $3.4 million and $7.5 million of government subsidies, respectively (2020 – $4.3 million for both the three and six month periods). Of these amounts, $2.5 million was receivable at June 30, 2021 and is expected to be received in the third quarter of 2021.

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the CEWS, providing the Company with a taxable subsidy in respect of a specific portion of wages paid to Canadian employees during qualifying periods extending from March 15, 2020 to September 25, 2021, based on the percentage decline of the Company in certain of its Canadian-sourced revenues during each qualifying period. Pursuant to changes enacted as part of the 2021 Canadian federal budget, the Company may be required to repay all or a portion of the CEWS amounts for any qualifying period commencing after June 5, 2021 where the aggregate compensation for specified executives during the 2021 calendar year exceeds the aggregate compensation for specified executives during the 2019 calendar year. The Company’s eligibility for the CEWS may change for each qualifying period and is reviewed by the Company for each qualifying period. On November 19, 2020, the Canadian government also implemented the CERS, which provides a taxable subsidy to cover eligible expenses for qualifying properties, subject to certain maximums, for qualifying periods extending from September 27, 2020 to September 25, 2021, with the amount of the subsidy based on the percentage decline of the Company in certain of its Canadian-sourced revenues in each qualifying period. The Company’s eligibility for the CERS may change for each qualifying period and is reviewed by the Company for each qualifying period.

Income Tax

The provision for income taxes is comprised of U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Income tax expense for the three months ended June 30, 2021 was $0.2 million, compared to $0.1 million for the same period of 2020 and income tax expense for the six months ended June 30, 2021 was $0.3 million as compared to a $1.2 million recovery for the same period of 2020. For the three and six month periods ended June 30, 2021, the Company recorded valuation allowances of C$2.7 million and C$6.3 million, respectively against deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada to fully deduct historical losses. As at June 30, 2021, we had C$75.8 million of loss carry-forwards in Canada and none in the United States. These loss carry-forwards will begin to expire in 2032.

Net Loss

Net loss increased to $9.7 million or $0.11 net loss per share in the second quarter of 2021 from net income of $0.3 million or $0.00 per share for the second quarter of 2020. The increased loss is primarily the result of a $5.0 million decrease in gross profit, a $4.2 million increase in operating expenses, a $0.9 million reduction of government subsidies and a $0.7 increase in interest expense. These decreases were partially offset by a $0.9 million reduction in foreign exchange losses.

Net loss increased to $22.2 million or $0.26 net loss per share in the first half of 2021 from a net loss of $5.0 million or $0.06 per share for the first half of 2020. The increased loss is primarily the result of a $12.9 million decrease in gross profit, a $3.1 million increase in operating expenses, a $1.6 million net increase in foreign exchange losses, a $1.2 million increase in net interest expense and a $1.5 million net increase in income tax expense. These decreases were partially offset by a $3.2 million increase in government subsidies.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2021 totaled $58.3 million, an increase of $12.5 million from December 31, 2020. The increase in cash primarily reflects the impact of $29.5 million of net proceeds from the issuance of the Debentures in January 2021 and $8.4 million of drawings under our Leasing Facilities, offset by cash used in operations of $11.9 million, capital expenditures of $10.0 million and scheduled Leasing Facilities repayments of $0.8 million.

In January 2021, we issued C$40.3 million of the Debentures for net proceeds after costs of C$37.6 million ($29.5 million). The Debentures accrue interest at a rate of 6.00% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and will be repayable on January 31, 2026.

In February 2021, we entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with RBC. Under the RBC Facility, the Borrowing Base is a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. Under the RBC Facility, at June 30, 2021 available borrowings are C$10.3 million or $8.3 million.

The Company has a C$5.0 million Canada Leasing Facility on which C$3.6 million ($2.6 million) of cash consideration has been drawn, and a $14.0 million U.S. Leasing Facility on which $11.9 million has been drawn with RBC and one of its affiliates. The Leasing Facilities are available for equipment expenditures and certain equipment expenditures already incurred. We anticipate drawing an additional two to three million on our Leasing Facilities during the remainder of 2021.

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

Since our inception, we have financed operations primarily through cash flows from operations, long-term debt, and the sale of equity securities. Over the past three years, we have funded our operations and capital expenditures through a combination of cash flow from operations, long-term debt, and cash on hand. We had no amounts outstanding under the RBC Facility as of June 30, 2021 and $14.9 million outstanding under the Leasing Facilities as of June 30, 2021.

The following table summarizes our consolidated cash flows for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Net cash flows provided by (used in) operating activities	86	2,377	(12,008)	1,617
Net cash flows used in investing activities	(6,430)	(3,962)	(10,019)	(6,417)
Net cash provided by financing activities	7,266	2,527	36,603	2,527
Effect of foreign exchange on cash, cash equivalents and restricted cash	408	224	711	(275)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,330	1,166	15,287	(2,548)
Cash, cash equivalents and restricted cash, beginning of period	59,803	43,460	45,846	47,174
Cash, cash equivalents and restricted cash, end of period	61,133	44,626	61,133	44,626

Operating Activities

Net cash flows provided by operating activities was $0.1 million for the three months ended June 30, 2021 and $12.0 million used in operating activities for the six months ended June 30, 2021 compared to $2.4 million and $1.6 million net cash flows provided by operating activities in the same periods of 2020. The decrease in cash flows from operations is largely due to a decrease in gross profit and a reduction in trade and other receivables and lower government subsidies, partially offset by an increase in accounts payable and accrued liabilities.

Investing Activities

We invested $5.8 million and $8.7 million in property, plant and equipment during the three and six months ended June 30, 2021, respectively, compared to $3.2 million and $4.8 million during the three and six months ended June 30, 2020, respectively. The increase is primarily due to capital investments in manufacturing facilities including the South Carolina Facility and our new Dallas DXC. We invested $0.6 million and $1.3 million on capitalized software during the three and six months ended June 30, 2021, as compared to $0.9 million and $1.9 million in the three and six months ended June 30, 2020.

Financing Activities

For the three and six months ended June 30, 2021, $7.3 million and $36.6 million of cash was provided by financing activities, respectively, mainly due to the proceeds received from the issuance of C$40.3 million of Debentures in January 2021 and the receipt of $8.4 million of cash consideration under the U.S. Leasing Facility. Cash provided by financing activities for the three and six months ended June 30, 2020 was $2.6 million and $2.6 million, respectively, entirely comprised of draws under the Leasing Facilities.

We currently expect to fund anticipated future investments with available cash, including the proceeds from our issuance of Debentures, and drawings on our Leasing Facilities. We expect to draw approximately two to three million on our Leasing Facilities in the second half of 2021, financing the equipment purchases for our new South Carolina Facility that were largely paid for in installments in 2019 and 2020. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we deem appropriate. We may also use debt or pursue equity financing depending on the share price at the time, interest rates, and nature of the investment opportunity and economic climate.

Credit Facility

On February 12, 2021, the Company entered into the RBC Facility. Under the RBC Facility, the Borrowing Base is up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. At June 30, 2021 available borrowings are C$10.3 million ($8.3 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the Aggregate Excess Availability, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash, is less than C$5.0 million, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve month basis. Additionally, if the FCCR has been below 1.10:1 for the 3 immediately consecutive months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities. The Company did not meet the 3 month FCCR requirement during the second quarter of 2021 which resulted in requiring the restriction of $2.8 million of cash. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for 5 consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

During 2020, the Company entered into the Leasing Facilities, consisting of the C$5.0 million Canada Leasing Facility and the $14.0 million U.S. Leasing Facility with RBC, which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 5.77%. The U.S. Leasing Facility is amortized over a six-year term and is extendible at the Company’s option for an additional year.

The Company has drawn $11.9 million of cash consideration under the U.S. Leasing Facility and commenced the lease term in 2020 for the equipment at the South Carolina Facility. The Company has drawn C$3.6 million ($2.6 million) of cash consideration under the Canada Leasing Facility and commenced the lease term for the Canadian equipment expenditures during 2020.

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

Contractual Obligations

There have been no material changes in our contractual obligations during the six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K. See Note 12, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 4, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report, we adopted Accounting Standards Update No. 2020-06, “Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The Company had no convertible debt instruments outstanding at December 31, 2020 and the Debentures issued in January 2021 have been evaluated under this new guidance and there were no other transitional impacts to consider. The methodology now applied has been explained in Note 6 and the impact on diluted earnings per share has been reflected in Note 7.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We continue to pursue multiple lawsuits against our former founders, Mogens Smed and Barrie Loberg, their new company Falkbuilt Ltd. (“Falkbuilt”), and other related individual and corporate defendants for violations of fiduciary duties and non-competition and non-solicitation covenants contained in their DIRTT executive employment agreements, and the misappropriation of DIRTT’s confidential and proprietary information in violation of numerous Canadian and U.S. state and federal laws pertaining to the protection of DIRTT’s trade secrets and proprietary information and the prevention of false advertising and deceptive trade practices.

Our litigation against Falkbuilt, Messrs. Smed and Loberg, and their associates is currently comprised of four main lawsuits: (i) an action in the Alberta Court of Queen’s Bench instituted on May 9, 2019 against Falkbuilt, Messrs. Smed and Loberg, and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, and duties of loyalty, fidelity and confidentiality, and the misappropriation of DIRTT’s confidential information (the “Canadian Non-Compete Case”); (ii) an action in the U.S. District Court for the Northern District of Utah instituted on December 11, 2019 against Falkbuilt, Smed, and other individual and corporate defendants alleging misappropriation of DIRTT’s confidential information, trade secrets, business intelligence and customer information (the “Utah Misappropriation Case”);  (iii) an action for federal patent infringement in the U.S. District Court for the Northern District of Illinois instituted on August 6, 2020 against Falkbuilt, alleging that Falkbuilt infringes certain of DIRTT’s patents relating to our proprietary ICE® software (the “Patent Infringement Case”); and (iv) a new action instituted on June 24, 2021 in the U.S. District Court for the Northern District of Texas alleging that Falkbuilt has unlawfully used DIRTT’s confidential information in the United States and intentionally caused confusion in the United States in an attempt to steal customers, opportunities, and business intelligence, with the aim of establishing a competing business in the United States market (the “Texas Unfair Competition Case”).

In the Canadian Non-Compete Case, we are seeking, among other things, an order stopping the defendants from unlawfully competing with us, and payment of lost revenue and damages. We recently obtained a consent order forcing certain individuals, including defendants Smed and Loberg, to attend depositions beginning in September, 2021. To date, we have questioned six individual defendants or witnesses in the Canadian Non-Compete Case. We are pleased with the results of the questioning to date and believe they give strong support to our allegations. We intend to continue to pursue the case vigorously.

In the Utah Misappropriation Case, the court recently ruled that certain of our claims, particularly those against Falkbuilt and Mr. Smed (a Canadian corporation and Canadian resident, respectively), should be dismissed under the doctrine of forum non-conveniens. DIRTT disagrees with this decision, and has appealed to the U.S. Court of Appeals for the Tenth Circuit. Notwithstanding this ruling, the Utah Misappropriation Case continues against the remaining individual and corporate defendants, and we expect to begin taking depositions in the third quarter of 2021.

In the Patent Infringement Case, we are seeking, among other things, an order enjoining Falkbuilt from infringing our patents and damages for past or continuing infringement. Falkbuilt is attempting to initiate an inter partes review and post grant review of DIRTT’s subject patents, and has filed a motion to stay the case pending resolution of these reviews. DIRTT has filed a motion opposing the stay, and believes that Falkbuilt’s actions are simply an attempt to delay the court proceedings.

In the Texas Unfair Competition Case, DIRTT alleges violations of the U.S. Lanham Act, the Texas Uniform Trade Secrets Act, the Federal Defend Trade Secrets Act, the Pennsylvania Unform Trade Secrets Act, the Colorado Consumer Protection Act, and the Ohio Deceptive Practices Act, and is seeking preliminary and permanent injunctive relief to restrain Falkbuilt from using or disclosing DIRTT confidential business information in the United States, and awards of compensatory damages, exemplary damages, and attorneys’ fees.

No amounts are accrued for the above legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 5, 2021, which could materially affect our businesses, financial condition, or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

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

Use of Proceeds

On January 11, 2021, we commenced the underwritten public offering of C$35.0 million aggregate principal amount of the Debentures (the “Offering”). The Debentures were offered to the public pursuant to an Underwriting Agreement dated January  11, 2021, by and among DIRTT, National Bank Financial Inc., Craig-Hallum Capital Group LLC, Raymond James Ltd. and Paradigm Capital Inc., with National Bank Financial Inc. as lead manager and book-runner. The Offering was completed on January 25, 2021. On January 29, 2021, we issued a further C$5.25 million of Debentures under the terms of an overallotment option granted to the underwriters.

The offer and sale of the Debentures in the U.S. were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-3, as amended (File No. 333-251660), which was declared effective by the SEC on January 6, 2021, and the offer and sale of the Debentures in Canada (excluding Quebec) were registered pursuant to a short form prospectus under Canadian law. The Debentures are convertible into common shares of DIRTT.

The net proceeds from the Offering were C$37.6 million ($29.5 million), after deducting C$2.7 million of transaction costs which includes the underwriters’ commission and directly attributable professional fees. The Company expects to use a portion of the net proceeds from the Offering, together with borrowings under the Leasing Facilities and cash reserves on hand, for capital expenditures, including investments in the Company’s technology

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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

	By:	/s/ Geoffrey D. Krause
Geoffrey D. Krause
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 4, 2021