Form 10-Q
period 2021-09-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2021-11-03
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The registrant had 85,334,555 common shares outstanding as of October 29, 2021.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular and without limitation, this Quarterly Report contains forward-looking statements pertaining to the competitiveness of the Company's solutions, the Company's business, financial condition, results of operations and growth prospects and the financial position of the Company. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have an adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the coronavirus (“COVID-19”) pandemic and related economic repercussions and other risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 24, 2021 (the “Annual Report on Form 10-K”), as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, filed with the SEC on May 5, 2021 and August 4, 2021, respectively, and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•	the impact of the COVID-19 pandemic and any strain variants or resurgences thereof on our business;
•	our ability to implement our strategic plan;
•	our ability to maintain and manage growth effectively;
•	competition in the interior construction industry;
•	competitive behaviors by our co-founders and former executives;
•	our reliance on our network of Distribution Partners (as defined herein) for sales, marketing and installation of our solutions;
•	our ability to introduce new designs, solutions and technology and gain client and market acceptance;
•	defects in our designing and manufacturing software and warranty and product liability claims brought against us;
•	material fluctuations of commodity prices, including raw materials;
•	shortages of supplies of certain key components and materials or disruption in supplies due to global events, including the COVID-19 pandemic;
•	global economic, political and social conditions and financial markets;
•	our exposure to currency exchange rates, tax rates and other fluctuations, including those resulting from changes in laws or administrative practice;
•	legal and regulatory proceedings brought against us;
•	infringement on our patents and other intellectual property;

ii

•	cyber-attacks and other security breaches of our information and technology systems;
•	damage to our information technology and software systems;
•	our requirements to comply with applicable environmental, health and safety laws;
•	our ability to generate sufficient revenue to achieve and sustain profitability;
•	our periodic fluctuations in results of operations and financial conditions;
•	volatility of our share price;
•	the effect of being governed by the corporate laws of Alberta, Canada, including obstacles to investors seeking to acquire control of our company;
•	the effect of being governed by the corporate laws of a foreign country, including the difficulty of enforcing civil liabilities against directors and officers residing in a foreign country;
•	turnover of our key executives and difficulties in recruiting or retaining key employees;
•	the availability of capital or financing on acceptable terms, which may impact our liquidity and impair our ability to make investments in the business;
•	the availability of government subsidies;
•	the construction, expansion and commissioning of our facilities and buildings; and
•	future mergers, acquisitions, agreements, consolidations or other corporate transactions we may engage in.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at September 30,	As at December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	43,288	45,846
Restricted cash	2,794	-
Trade and other receivables, net of expected credit losses of $0.6 million at September 30, 2021 and December 31, 2020	17,683	18,953
Inventory	17,381	15,978
Prepaids and other current assets	5,892	4,068
Total Current Assets	87,038	84,845
Property, plant and equipment, net	52,457	49,847
Capitalized software, net	7,877	8,344
Operating lease right-of-use assets, net	32,044	33,643
Goodwill	1,448	1,449
Other assets	4,900	5,016
Total Assets	185,764	183,144
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	18,006	20,350
Other liabilities	3,273	2,779
Customer deposits and deferred revenue	4,249	1,819
Current portion of long-term debt and accrued interest	2,479	898
Current portion of lease liabilities	6,211	5,503
Total Current Liabilities	34,218	31,349
Deferred tax liabilities, net	552	414
Long-term debt	40,659	5,069
Long-term lease liabilities	28,393	29,781
Total Liabilities	103,822	66,613
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 85,334,555 issued and outstanding at September 30, 2021 and 84,681,364 at December 31, 2020	181,762	180,639
Additional paid-in capital	12,023	10,175
Accumulated other comprehensive loss	(16,552)	(17,018)
Accumulated deficit	(95,291)	(57,265)
Total Shareholders’ Equity	81,942	116,531
Total Liabilities and Shareholders’ Equity	185,764	183,144

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue	33,054	44,721	101,683	125,785
Service revenue	1,044	1,458	2,982	3,530
Total revenue	34,098	46,179	104,665	129,315
Product cost of sales	30,717	29,361	85,359	83,402
Costs of under-utilized capacity	-	-	1,756	2,010
Service cost of sales	931	606	2,506	2,160
Total cost of sales	31,648	29,967	89,621	87,572
Gross profit	2,450	16,212	15,044	41,743
Expenses
Sales and marketing	7,536	6,933	21,770	20,518
General and administrative	7,546	6,903	22,567	20,922
Operations support	2,374	2,347	6,884	7,130
Technology and development	2,146	1,959	6,005	6,206
Stock-based compensation	837	714	3,792	1,600
Total operating expenses	20,439	18,856	61,018	56,376
Operating loss	(17,989)	(2,644)	(45,974)	(14,633)
Government subsidies	2,935	4,519	10,434	8,803
Foreign exchange gain (loss)	526	(485)	286	874
Interest income	20	27	62	222
Interest expense	(823)	(100)	(2,117)	(196)
	2,658	3,961	8,665	9,703
Income (loss) before tax	(15,331)	1,317	(37,309)	(4,930)
Income taxes
Current tax expense (recovery)	-	(953)	210	(1,168)
Deferred tax expense	88	4,345	137	3,358
	88	3,392	347	2,190
Net loss	(15,419)	(2,075)	(37,656)	(7,120)
Loss per share
Basic and diluted loss per share	(0.18)	(0.02)	(0.44)	(0.08)
Weighted average number of shares outstanding (in thousands)
Basic and Diluted	85,325	84,681	84,922	84,681

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interim Condensed Consolidated Statement of Comprehensive Loss
Loss for the period	(15,419)	(2,075)	(37,656)	(7,120)
Exchange differences on translation of foreign operations	(855)	1,668	466	(2,218)
Comprehensive loss for the period	(16,274)	(407)	(37,190)	(9,338)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	income (loss)	deficit	equity
As at December 31, 2019	84,681,364	180,639	8,343	(18,028)	(45,967)	124,987
Stock-based compensation	-	-	663	-	-	663
Foreign currency translation adjustment	-	-	-	(6,768)	-	(6,768)
Net loss for the period	-	-	-	-	(5,328)	(5,328)
As at March 31, 2020	84,681,364	180,639	9,006	(24,796)	(51,295)	113,554
Stock-based compensation	-	-	268	-	-	268
Foreign currency translation adjustment	-	-	-	2,882	-	2,882
Net income for the period	-	-	-	-	283	283
As at June 30, 2020	84,681,364	180,639	9,274	(21,914)	(51,012)	116,987
Stock-based compensation	-	-	522	-	-	522
Foreign currency translation adjustment	-	-	-	1,668	-	1,668
Net loss for the period	-	-	-	-	(2,075)	(2,075)
As at September 30, 2020	84,681,364	180,639	9,796	(20,246)	(53,087)	117,102

As at December 31, 2020	84,681,364	180,639	10,175	(17,018)	(57,265)	116,531
Stock-based compensation	-	-	796	-	-	796
Foreign currency translation adjustment	-	-	-	605	-	605
Net loss for the period	-	-	-	-	(12,499)	(12,499)
As at March 31, 2021	84,681,364	180,639	10,971	(16,413)	(69,764)	105,433
Stock-based compensation	-	-	1,285	-	-	1,285
Issued on vesting of RSUs	630,211	1,074	(1,074)	-	-	-
RSUs withheld to settle employee tax obligations	-	-	(252)	-	(342)	(594)
Foreign currency translation adjustment	-	-	-	716	-	716
Net loss for the period	-	-	-	-	(9,738)	(9,738)
As at June 30, 2021	85,311,575	181,713	10,930	(15,697)	(79,844)	97,102
Stock-based compensation	-	-	1,177	-	-	1,177
Issued on vesting of RSUs	22,980	49	(49)	-	-	-
RSUs withheld to settle employee tax obligations	-	-	(35)	-	(28)	(63)
Foreign currency translation adjustment	-	-	-	(855)	-	(855)
Net loss for the period	-	-	-	-	(15,419)	(15,419)
As at September 30, 2021	85,334,555	181,762	12,023	(16,552)	(95,291)	81,942

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

 DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cash flows from operating activities:
Net loss for the period	(15,419)	(2,075)	(37,656)	(7,120)
Adjustments:
Depreciation and amortization	3,815	2,780	10,638	8,673
Stock-based compensation, net of settlements	837	714	3,580	1,600
Foreign exchange (gain) loss	(735)	552	(495)	(704)
Accretion of convertible debentures	89	-	236	-
Loss (gain) on disposal of property, plant and equipment	15	-	15	(46)
Deferred income tax expense (recovery)	88	4,345	137	3,358
Changes in operating assets and liabilities:
Trade and other receivables	4,104	608	1,273	4,054
Inventory	(944)	1,028	(1,444)	392
Prepaid and other current assets	(1,918)	(417)	(2,096)	(532)
Accounts payable and accrued liabilities	(2,330)	(1,458)	(3,587)	(717)
Customer deposits and deferred revenue	1,112	600	2,429	2,308
Other liabilities	(1,581)	(1,526)	186	(4,437)
Current portion of long-term debt and accrued interest	601	537	1,607	537
Lease liabilities	15	90	918	29
Net cash flows provided by (used in) operating activities	(12,251)	5,778	(24,259)	7,395
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(1,755)	(2,634)	(10,462)	(7,397)
Capitalized software development expenditures and other asset expenditures	(516)	(885)	(1,852)	(2,800)
Recovery of software development expenditures	121	257	145	472
Proceeds on sale of property, plant and equipment	-	-	-	46
Net cash flows used in investing activities	(2,150)	(3,262)	(12,169)	(9,679)
Cash flows from financing activities:
Proceeds received on long-term debt	-	3,539	37,952	6,130
Repayment of long-term debt	(457)	(84)	(1,217)	(148)
Employee tax payments on vesting of RSUs	(63)	-	(652)	-
Net cash flows provided by (used in) financing activities	(520)	3,455	36,083	5,982
Effect of foreign exchange on cash, cash equivalents and restricted cash	(130)	103	581	(172)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,051)	6,074	236	3,526
Cash, cash equivalents and restricted cash, beginning of period	61,133	44,626	45,846	47,174
Cash, cash equivalents and restricted cash, end of period	46,082	50,700	46,082	50,700
Supplemental disclosure of cash flow information:
Interest paid	(1,231)	(100)	(1,360)	(196)
Income taxes received (paid)	369	-	321	(58)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the interim condensed consolidated balance sheets.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cash and cash equivalents	43,288	50,700	43,288	50,700
Restricted cash	2,794	-	2,794	-
Total cash, cash equivalents and restricted cash	46,082	50,700	46,082	50,700

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

1. GENERAL INFORMATION

DIRTT Environmental Solutions Ltd. and its subsidiaries (“DIRTT”, the “Company”, “we” or “our”) is a leading technology-driven manufacturer of highly customized interiors. DIRTT combines its proprietary 3D design, configuration and manufacturing ICE® software (“ICE” or “ICE Software”) with integrated in-house manufacturing of its innovative prefabricated interior construction solutions and an extensive network of distribution partners (“Distribution Partners”). ICE provides accurate design, drawing, specification, pricing and manufacturing process information, allowing rapid production of high-quality custom solutions using fewer resources than traditional manufacturing methods. ICE is also licensed to unrelated companies and Distribution Partners of the Company. DIRTT is incorporated under the laws of the province of Alberta, Canada, its headquarters is located at 7303 – 30th Street S.E., Calgary, AB, Canada T2C 1N6 and its registered office is located at 4500, 855 – 2nd Street S.W., Calgary, AB, Canada T2P 4K7. DIRTT’s common shares trade on the Toronto Stock Exchange under the symbol “DRT” and on The Nasdaq Global Select Market under the symbol “DRTT”.

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of September 30, 2021, and its results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The condensed balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 included in the Annual Report on Form 10-K of the Company as filed with the U.S. Securities and Exchange Commission and applicable securities commissions or similar regulatory authorities in Canada. As described in Note 4, the Company adopted a new accounting standard relating to convertible debentures effective January 1, 2021. Further information on this standard and the impact on the Company of this standard is described in Note 4.

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

3. COVID-19

On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization and has had extraordinary and rapid negative impacts on global societies, workplaces, economies and health systems. The resulting adverse economic conditions have negatively impacted construction activity and consequently DIRTT’s business, with significant negative impacts extending through the first nine months of 2021 and potentially beyond.

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

Government subsidies

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the Canadian Emergency Wage Subsidy (“CEWS”). The CEWS provides the Company with a taxable subsidy in respect of a specific portion of wages paid to Canadian employees during qualifying periods extending from March 15, 2020 to October 23, 2021 based on the percentage decline of certain of the Company’s Canadian-sourced revenues during each qualifying period. Pursuant to changes enacted as part of the 2021 Canadian federal budget, the Company may be required to repay all or a portion of the CEWS amounts received for any qualifying period commencing after June 5, 2021 where the aggregate compensation for specified executives during the 2021 calendar year exceeds the aggregate compensation for specified executives during the 2019 calendar year. The Company’s eligibility for the CEWS may change for each qualifying period and is reviewed by the Company for each qualifying period.

On November 19, 2020, the Canadian government also implemented the Canada Emergency Rent Subsidy (“CERS”). The CERS provides a taxable subsidy to cover eligible expenses for qualifying properties, subject to certain maximums, for qualifying periods extending from September 27, 2020 to October 23, 2021, with the amount of the subsidy based on the percentage decline of certain of the Company’s Canadian-sourced revenues in each qualifying period. The Company’s eligibility for the CERS may change for each qualifying period and is reviewed by the Company for each qualifying period.

Impairment

At September 30, 2021, management determined an impairment provision of non-current assets was not required as our long-term outlook is consistent with the assumptions used in our impairment test undertaken at December 31, 2020. In future periods, if our results are less than our forecast, this conclusion may need to be revisited.

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. At September 30, 2021, approximately 80% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, that have arisen since April 1, 2020 when the trade credit insurance became effective.

Our trade balances are spread over a broad Distribution Partner base, which is geographically dispersed. For the three months ended September 30, 2021 no Distribution Partner accounted for greater than 10% of revenue and one Distribution Partner accounted for $13.5 million of revenue for the nine months ended September 30, 2021, which is greater than 10% of total revenue. No Distribution Partners accounted for more than 10% of total revenue for the three and nine months ended September 30, 2020. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	September 30,	December 31,
	2021	2020
Current	12,121	12,500
Overdue	937	1,211
	13,058	13,711
Less: expected credit losses	(588)	(588)
	12,470	13,123
Sales tax receivable	373	242
Government subsidies receivable	1,513	1,743
Income tax receivable	3,327	3,845
	17,683	18,953

Due to the uncertainties associated with the COVID-19 pandemic as well as the disruption to businesses in North America, the overall credit quality of certain receivables declined at March 31, 2020 compared to January 1, 2020. As a result of this consideration and the Company’s ongoing review of the credit quality of receivables, expected credit losses were increased by $0.6 million during the quarter ended March 31, 2020. No adjustments to our expected credit losses were required at September 30, 2021. During the nine months ended September 30,2021, no receivables were written off (2020: $0.1 million). Receivables are generally considered to be past due when over 60 days old unless there is a separate payment arrangement in place for the collection of the receivable.

6. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance on December 31, 2019	-	-	-	-
Issuances	-	6,165	-	6,165
Repayments	-	(420)	-	(420)
Exchange differences	-	222	-	222
Balance at December 31, 2020	-	5,967	-	5,967
Current portion of long-term debt and accrued interest	-	898	-	898
Long-term debt	-	5,069	-	5,069

Balance on December 31, 2020	-	5,967	-	5,967
Issuances	-	8,407	29,545	37,952
Accretion of issue costs	-	-	236	236
Accrued interest	-	372	1,313	1,685
Interest payments	-	(372)	(988)	(1,360)
Principal repayments	-	(1,217)	-	(1,217)
Exchange differences	-	(71)	(54)	(125)
Balance at September 30, 2021	-	13,086	30,052	43,138
Current portion of long-term debt and accrued interest	-	2,163	316	2,479
Long-term debt	-	10,923	29,736	40,659

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). At September 30, 2021, available borrowings are C$8.3 million ($6.5 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar

Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash (the Aggregate Excess Availability), is less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve month basis. Additionally, if the FCCR has been below 1.10:1 for the three immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities (defined below). The Company did not meet the three month FCCR requirement during the quarter ended September 30, 2021 which resulted in requiring the restriction of $2.8 million of cash at September 30, 2021. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances would set-off any borrowings and any remaining amounts made available to the Company.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) and a $14.0 million equipment leasing facility in the United States (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC, and one of its affiliates, which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 5.27%. The U.S. Leasing Facility is amortized over a six-year term and extendible at the Company’s option for an additional year.

During the nine months ended September 30, 2021, the Company received $8.4 million (twelve months ended December 31, 2020: $3.5 million) of cash consideration under the U.S. Leasing Facility related to reimbursements for equipment purchases for our South Carolina plant. During the nine months ended September 30, 2021, the Company received $nil (twelve months ended December 31, 2020 – C$3.6 million or $2.6 million) of cash consideration under the Canada Leasing Facility. The associated financial liabilities are shown on the consolidated balance sheet in current portion of long-term debt and accrued interest and long-term debt.

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

The net proceeds from the sale of the Debentures were C$37.6 million ($29.5 million), after deducting C$2.7 million of transaction costs which includes the underwriters’ commission and directly attributable professional fees. The Company accounted for the Debentures as a liability as the Debentures meet the definition of traditional convertible debt and there are no embedded derivatives requiring bifurcation. The Debentures are shown on the consolidated balance sheet in long-term debt. Interest expense was determined using the effective interest rate method with an effective interest rate of 7.5%. The contractual interest expense for the Debentures during the three and nine months ended September 30, 2021 was $0.5 million and $1.3 million, respectively, of which $0.3 million is included in current portion of long-term debt and accrued interest on the balance sheet.

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

Stock-based compensation expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Equity-settled awards	1,177	522	3,258	1,453
Cash-settled awards	(340)	192	534	147
	837	714	3,792	1,600

The following summarizes PSUs, DSUs and RSUs (as defined below) granted, exercised, forfeited and expired during the periods:

	RSU Time-	RSU Performance-
	Based	Based	DSU	PSU
	Number of	Number of	Number of	Number of
	units	units	units	units
Outstanding at December 31, 2019	-	-	132,597	223,052
Granted	2,404,537	200,000	215,250	-
Forfeited	(3,879)	-	-	(25,581)
Outstanding at September 30, 2020	2,400,658	200,000	347,847	197,471
Outstanding at December 31, 2020	2,414,066	200,000	363,664	197,471
Granted	1,919,102	878,601	88,880	-
Vested	(650,898)	(2,294)	(55,802)	(34,635)
Withheld to settle employee tax obligations	(174,103)	(1,960)	-	-
Forfeited	(237,910)	(42,314)	-	(5,636)
Outstanding at September 30, 2021	3,270,257	1,032,033	396,742	157,200

Restricted share units (time-based vesting)

Restricted share units that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant (“RSUs”). At the end of each vesting period, the associated RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted was C$3.14 (2020 – C$1.89) which was determined using the closing price of the Company’s common shares on their respective grant dates.

Restricted share units (performance-based vesting)

The Company granted to certain executives and senior employees restricted share units with service and performance-based conditions for vesting (the “PRSUs”). If the Company’s share price increases to certain values for 20 consecutive trading days, as outlined below, a percentage of the PRSUs will vest at the end of the three-year service period. The grant date fair value of the PRSUs were valued using the Monte Carlo valuation method and determined to have a weighted average grant date fair value of C$3.27 (2020 – C$1.70). Based on share price performance since the date of grant, 66.7% of the 2021 PRSUs and 100% of the 2020 PRSUs will vest upon completion of the three-year service period.

	% of PRSUs vesting
	33.3%	50.0%	66.7%	100.0%	150.0%
2021 PRSUs	$3.00	-	$4.00	$5.00	$7.00
2020 PRSUs	-	C$3.00	-	C$4.00	C$6.00

Deferred share units

The fair value of the liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the year. DSUs outstanding at September 30, 2021 had a fair value of $1.3 million which is included in other liabilities on the balance sheet (December 31, 2020 – $0.9 million).

Performance share units

Under the terms of the PSU Plan, PSUs granted vest at the end of a three-year term. At the end of a three-year term, employees will be awarded cash at the discretion of the board of directors of the Company, calculated based on certain Adjusted EBITDA targets, total shareholder return, or revenue growth related to performance conditions.

The fair value of the liability and the expense attributable to the vesting period is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss. As at September 30, 2021, outstanding PSUs had a fair value of $0.1 million which is included in other liabilities on the balance sheet (December 31, 2020 – $0.1 million).

Options

The following summarizes options granted, exercised, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2019	6,156,652	6.49
Forfeited	(1,154,956)	6.29
Expired	(220,330)	6.81
Outstanding at September 30, 2020	4,781,366	6.52
Outstanding at December 31, 2020	4,774,328	6.52
Forfeited	(39,094)	7.07
Outstanding at September 30, 2021	4,735,234	6.51
Exercisable at September 30, 2021	2,741,846	6.49

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

Range of exercise prices outstanding at September 30, 2021:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$4.01 – C$5.00	22,537	3.14	4.12	7,513	3.14	4.12
C$5.01 – C$6.00	666,237	0.14	5.76	666,237	0.14	5.76
C$6.01 – C$7.00	3,283,774	2.04	6.38	1,551,876	2.13	6.36
C$7.01 – C$8.00	762,686	2.63	7.84	516,220	2.63	7.84
Total	4,735,234			2,741,846

Dilutive Instruments

For the three and nine months ended September 30, 2021, 4.7 million options (2020 – 4.8 million), 4.4 million and 4.0 million RSUs and PRSUs (2020 – 2.7 million), respectively and 10.3 million shares which would be issued if the principal amount of the Debentures were settled in our common shares at the quarter end share price (2020 – nil) were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share.

8. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 9 for the disaggregation of revenue by geographic region.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Product	29,569	40,212	91,867	113,131
Transportation	3,294	4,179	9,277	11,719
License fees from Distribution Partners	191	330	539	935
Total product revenue	33,054	44,721	101,683	125,785
Installation and other services	1,044	1,458	2,982	3,530
	34,098	46,179	104,665	129,315

 The Company sells its products and services pursuant to fixed-price contracts, which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize is based upon agreed contractual terms with the customer and is not subject to variability.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
At a point in time	32,863	44,391	101,144	124,850
Over time	1,235	1,788	3,521	4,465
	34,098	46,179	104,665	129,315

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

Contract Liabilities

	As at
	September 30, 2021	December 31, 2020	December 31, 2019
Customer deposits	3,786	1,292	2,436
Deferred revenue	463	527	1,131
Contract liabilities	4,249	1,819	3,567

Contract liabilities primarily relate to deposits received from customers and deferred revenue from license subscriptions. The balance of contract liabilities was higher as at September 30, 2021 compared to December 31, 2020 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2020 and 2019, respectively, totaling $1.7 million and $3.1 million were recognized as revenue during the nine months ended September 30, 2021 and 2020, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial	20,805	22,617	55,981	75,987
Healthcare	5,017	15,880	25,680	28,360
Government	3,149	2,762	11,579	9,849
Education	3,892	3,132	7,904	10,654
License fees from Distribution Partners	191	330	539	935
Total product and transportation revenue	33,054	44,721	101,683	125,785
Installation and other services	1,044	1,458	2,982	3,530
	34,098	46,179	104,665	129,315

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

Revenue from external customers

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Canada	4,405	4,340	11,860	14,667
U.S.	29,693	41,839	92,805	114,648
	34,098	46,179	104,665	129,315

Non-current assets

	As at
	September 30, 2021	December 31, 2020
Canada	37,326	42,947
U.S.	61,400	55,352
	98,726	98,299
(1)	Amounts include property, plant and equipment, capitalized software, operating lease right-of-use assets, goodwill and other assets.

10. INCOME TAXES

For the three and nine month periods ended September 30, 2021, the Company recorded valuation allowances of C$4.5 million and C$10.8 million, respectively ($3.5 million and $8.5 million) against deferred tax assets (“DTAs”) incurred during the periods in its Canadian entity as the Company’s Canadian entity has experienced cumulative losses in recent years (December 31, 2020 – C$6.6 million or $5.2 million). Although earnings were positive in 2019, ongoing near-term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity impacted the Canadian entity’s ability to generate earnings. Accordingly, it is not more likely than not that the Canadian entity’s DTAs will be utilized in the near term.

11. OTHER LIABILITIES

For the period ended September 30, 2021, the Company separately classified the current portion of long-term debt and accrued interest on the balance sheet, as reconciled below:

	As at,
	September 30, 2021	December 31, 2020
Legal provision	45	45
Deferred share unit liability	1,279	971
Warranty and other provisions(1)	1,949	1,763
Interest accrued on Debentures	316	-
Current portion of long-term debt and accrued interest	2,163	898
Other liabilities, as previously presented	5,752	3,677
Reclassified to “Current portion of long-term debt and accrued interest”	(2,479)	(898)
Other liabilities	3,273	2,779

(1)The following table presents a reconciliation of the warranty and other provisions balance:

	As at,
	September 30, 2021	December 31, 2020
As at January 1	1,763	4,008
Adjustments to timber provision	-	(1,750)
Additions to warranty provision	932	1,301
Payments related to warranties	(746)	(1,796)
	1,949	1,763

12. COMMITMENTS

As at September 30, 2021, the Company had outstanding purchase obligations of approximately $4.7 million related to inventory and property, plant and equipment purchases (December 31, 2020 – $3.2 million). As at September 30, 2021, the Company had undiscounted operating lease liabilities of $48.8 million (December 31, 2020 – $44.3 million).

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

Summary of Financial Results

•

Revenues for the quarter ended September 30, 2021 were $34.1 million, a decline of $12.1 million or 26% from $46.2 million for the quarter ended September 30, 2020. Revenue decreased 19% to $104.7 million for the nine months ended September 30, 2021 from $129.3 million for the nine months ended September 30, 2020. On a year-to-date basis, we believe this decrease principally reflects the severe economic and social impact of the COVID-19 pandemic since March 2020, including a major contraction in construction activity levels in North America due to non-essential business closures, work-from-home requirements, lock-down measures and other regulatory responses implemented by governments and public health officials. In the quarter ended September 30, 2021, we experienced the impacts of slowdowns in construction schedules delaying product shipments, with such slowdowns due to a combination of Delta variant-driven resurgence in COVID-19 (“Fourth Wave”) infections in late August and September 2021 and increasing upstream supply chain bottlenecks.

•

Gross profit for the quarter ended September 30, 2021 was $2.5 million or 7.2% of revenue, a decline of $13.7 million or 85% from $16.2 million or 35.1% of revenue for the quarter ended September 30, 2020. The decrease was largely due to the impact of our fixed costs on lower quarterly revenues, which includes $0.8 million of incremental costs related to our new highly automated panel manufacturing facility in Rock Hill, South Carolina (the “South Carolina Facility”). Additionally, the reduction in gross profit was attributable to the impact of realized increases in the cost of materials, transportation and packaging over the prior year which reduced gross profit margin by approximately 10% as well as the $0.5 million negative impact of a stronger Canadian dollar on Canadian-based manufacturing costs. In the third quarter of 2021, we further reduced our manufacturing workforce by 5%. The three months ended September 30, 2020 included a $0.5 million reversal of a timber provision that did not reoccur in 2021.

•

On October 12, 2021 we announced an approximate 6.5% overall increase in our product and transportation prices effective on new orders subsequent to November 15, 2021 to offset these increased input costs.

•

Gross profit for the nine month period ended September 30, 2021 was $15.0 million or 14.4% of revenue, a decline of $26.7 million or 64% from $41.7 million or 32.3% of revenue for the nine month period ended September 30, 2020. The decrease was largely due to the impact of fixed costs and under-utilized labor capacity on lower revenues. The reduction was also attributable to realized increases in the cost of materials, transportation and packaging which reduced gross profit margin by approximately 6%, and a specialized project that required additional third party manufactured inputs, $1.8 million of incremental costs related to our new South Carolina Facility as well as the $2.1 million negative impact of a stronger Canadian dollar on Canadian-based manufacturing costs. Between January and April 2020, we reduced our manufacturing workforce by 25% to bring labor capacity in line with expected requirements during the onset of the COVID-19 pandemic. In the third quarter of 2021, we further reduced our manufacturing workforce by 5%. As a result, our manufacturing headcount at September 30, 2021 was approximately 28% lower than the December 31, 2019 pre-pandemic levels. In addition, the nine months ended September 30, 2020 included a $1.8 million reversal of a timber provision that did not reoccur in 2021.

•

Adjusted Gross Profit (see “Non-GAAP Financial Measures”) for the quarter ended September 30, 2021 was $4.8 million or 14.0% of revenue, a $13.4 million or 74% decline from $18.2 million or 39.3% of revenue for the quarter ended September 30, 2020 for the reasons described above.

•	Adjusted Gross Profit (see “Non-GAAP Financial Measures”) for the nine months ended September 30, 2021 was $23.2 million or 22.1% of revenue compared to $49.9 million or 38.6% of revenue for the nine months ended September 30, 2020. Excluded from Adjusted Gross Profit for the nine months ended September 30, 2021 and 2020 are $1.8 million and $2.0 million, respectively, of overhead costs associated with operating at lower than normal capacity levels, which were charged directly and separately to cost of sales rather than as a cost attributable to production.

•

Net loss for the three months ended September 30, 2021 was $15.4 million compared to $2.1 million for the three months ended September 30, 2020. The higher net loss is primarily the result of the above noted reduction in gross profit, a $1.6 million increase in operating expenses, a $1.6 million reduction of government subsidies and a $0.7 increase in interest expense. These amounts were partially offset by a $1.0 million net decrease in foreign exchange losses. Operating expenses increased largely due to higher travel, meals and entertainment costs due to the easing of COVID-19 restrictions, an estimated $0.3 million impact of a stronger Canadian dollar on Canadian-based operating expenses and higher depreciation and amortization expense attributable to the Chicago DIRTT Experience Center (“DXC”) which was completed last year.

•

Net loss for the nine months ended September 30, 2021 was $37.7 million compared to $7.1 million for the nine months ended September 30, 2020. The higher net loss is primarily the result of the above noted reduction in gross profit, a $4.6 million increase in operating expenses, a $0.6 million decrease in foreign exchange gains and a $1.9 million increase in interest expense. These decreases were partially offset by a $1.8 million reduction in income tax expense and a $1.6 million increase of government subsidies. Operating expenses increased largely due to higher salary and wage expenses as we continue to build our sales organization and execute on our strategic plan, increased depreciation and amortization, discussed above, increased stock-based compensation expense as well as the estimated $2.2 million impact of a stronger Canadian dollar on Canadian-based operating expenses, partially offset by lower commissions on reduced sales activities and lower professional fees.

•

Adjusted EBITDA (see “Non-GAAP Financial Measures”) for the quarter ended September 30, 2021 was a $13.3 million loss or (39.1%) of revenue, a decline of $14.2 million from $0.9 million, or 1.8% of revenue, for the quarter ended September 30, 2020 for the above noted reasons. Adjusted EBITDA for the nine months ended September 30, 2021 was a $31.5 million loss or (30.1%) of revenue, a decline of $27.1 million from a loss of $4.4 million, or (3.4)% of revenue, for the nine months ended September 30, 2020 for the above noted reasons.

Outlook

In November 2019, DIRTT began implementing a four-year strategic plan for the Company, based on three key pillars: commercial execution, manufacturing excellence and innovation. Our long-term objective is to scale our operations to profitably capture the significant market opportunity we believe can be created by driving conversion from conventional construction to DIRTT’s process of modular, prefabricated interiors.

During the third quarter of 2021, DIRTT’s business continued to be impacted by the COVID-19 pandemic. Surging rates of Delta variant-driven infections in August and September of 2021 caused many companies to defer return-to-office plans, reduced the sense of urgency to complete in-process construction projects, and exacerbated on-site construction labor shortages. Construction schedules were slowed by the combination of these factors and continued upstream construction product supply chain issues, thereby delaying shipping dates for DIRTT interiors initially scheduled for late August and September into the fourth quarter of 2021 and 2022. Consequently, September 2021 revenues were the second lowest in the year and drove approximately 40% of the Adjusted EBITDA loss in the quarter.

As a result, third quarter 2021 revenues of $34.1 million were below our previous expectations that revenues would remain generally consistent with second quarter 2021 revenue of $41.1 million. However, to date we have not experienced material project cancellations. Rather, order activity and shipments in October improved by approximately 50% from September, reflecting the project delays from September and a resumption of activity as the Fourth Wave begins to abate. Based on October results and order entry activity for November to date, we anticipate fourth quarter 2021 revenues to be between $40 and $45 million. As we experienced in the third quarter, changes in the pandemic and its consequential and rapid effects on construction activity, including upstream supply chain and labor challenges, could negatively impact these expectations.

In the third quarter, we continued to experience significant increases in raw material prices, including aluminum, medium density fiberboard and glass, as well as transportation costs. These increases exceeded our expectations, and to mitigate their impact on our profitability, we announced a price increase on our interior solutions plus an adjustment to our freight charges, effective November 16, 2021, resulting in an overall increase of approximately 6.5%. Despite these price increases, we believe our solutions remain highly competitive with conventional construction, which has experienced a higher relative level of raw material cost inflation.

While the pandemic recovery is taking longer than anticipated and despite the near-term shortfall in sales, we are seeing momentum building into 2022 on several commercial fronts, driven largely by our enhanced commercial capabilities. Companies are continuing to express an increasing interest in flexible, adaptable spaces and prefabricated, offsite construction as they explore new ways of working with their teams. We believe DIRTT is uniquely positioned to address this new built environment and remain confident that the return to a more normalized level of construction activity is a matter of when it will occur, not if it will occur.

Customer engagement in the form of virtual tours at our Calgary DXC and in-person and virtual tours at our fully renovated Chicago DXC and our new Dallas DXC remained high relative to earlier in the pandemic. In October, we held our first Connext trade show at our Chicago DXC since the beginning of the pandemic, hosting over 1,000 clients, contractors, designers and architects for in-person and virtual tours. In addition, approximately half of our Distribution Partners were able to attend Connext in person. Development and expansion of our 44 strategic accounts base remains a focus as they provide us the opportunity to generate repeat sales based on existing relationships, with multiple in-person presentations to Fortune 500 companies undertaken in the quarter. Our Distribution Partner network is demonstrating increased confidence, hiring over 75 DIRTT dedicated positions since the start of 2021, of which more than 50% were hired in the third quarter. We believe this hiring acceleration is evidence of their increased market confidence and commitment to DIRTT. We finalized the onboarding of our two new general contractor Distribution Partners and continued to actively recruit new Distribution Partners for key underserved regions and sectors.

Operationally, during the third quarter we focused on allocating tile production between our facilities in Calgary and Rock Hill and reduced our manufacturing workforce by a further 5%. As our new highly automated Rock Hill facility requires one-sixth of the labor as the Calgary facility and is largely fixed in nature, it has the potential to generate further labor efficiencies as it takes on more proportionately more production as activity increases. In evaluating manufacturing capacity for 2022, we anticipate higher sales relative to 2021 and as the timing remains difficult to confirm, we have maintained a base level of both physical and labor capacity to remain responsive to the opportunity pipeline we are seeing and to the type of inter-month volatility we experienced in September and October 2021. This has, and is expected to continue to, negatively impact gross margins due to both negative fixed cost leverage and excess labor capacity. As activity improves, we expect gross margins to improve accordingly. Since December 31, 2019, we have reduced our manufacturing labor force by 28%, while at the same time dramatically improving both our safety record, quality processes and operational effectiveness and significantly mitigating single plant risk as it relates to our panel manufacturing facilities.

From a supply chain perspective, in addition to the inflationary pressures described above, we are witnessing a tightening in overall aluminum extrusion supply and increased lead times for supply. Shortage of scrap and labor at aluminum mills in North America has resulted in the allocation of raw aluminum billets to aluminum extruders. While we believe we have adequate supply to meet current activity levels, we are both expanding our network of aluminum extruders and increasing our inventory to mitigate potential supply risk when sales activity increases.

Maintaining liquidity continues to be a primary focus during this challenging time. Based upon our current sales outlook for 2022, in combination with our cash reserves and available credit facilities, we believe we have sufficient liquidity for at least the next twelve months. We assess our financial strength on an ongoing basis, including potential alternatives to bolster our balance sheet to mitigate the risk of delays in sales recovery. Our unrestricted cash balance at September 30, 2021 was $43.3 million, compared to $58.3 million at June 30, 2021 and $45.8 million at December 31, 2020. Net working capital was $52.8 million at September 30, 2021 compared to $67.2 million at June 30, 2021 and $53.5 million at December 31, 2020. During the third quarter of 2021, working capital and cash balances declined reflecting the sequentially lower sales activity discussed above. Facility draws of $2-3 million that were expected to occur in the third quarter are now expected in the fourth quarter due to delays in the receipt of the associated equipment.   We continued to benefit from the Canadian Emergency Wage Subsidy (CEWS) and the Canadian Emergency Rent Subsidy (CERS), qualifying for $2.9 million in subsidies in the third quarter, of which $1.5 million was receivable at September 30, 2021. The CEWS and CERS programs expired on October 23, 2021 which have provided cash proceeds of approximately $23 million since the inception of the programs in 2020.  With both our major Dallas DXC and Rock

Hill facility projects completed, we are anticipating a capital program in 2022 of approximately $7 million, comprised of approximately $2.5 million related to refreshes of DIRTT Experience Centers and other sales and marketing initiatives, approximately $2.5 million of software development and a further $2.0 million of manufacturing and other capital upgrades.

When we announced our strategic plan in November 2019, before the onset of the COVID-19 pandemic, we set financial targets of $450 million to $550 million in revenue and 18% - 22% adjusted EBITDA margins, to be achieved by the end of 2023. We believe these financial targets remain achievable, particularly in light of the significant progress that we have made transforming the Company from an operational and commercial perspective. However, we believe the ongoing economic uncertainty caused by the pandemic has delayed our ability to achieve these targets. We will re-evaluate the timing of our targets once the pandemic nears resolution. We remain confident that DIRTT’s value proposition will be as or even more relevant in the post-pandemic world.

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

 EBITDA and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2021 and 2020

The following table presents a reconciliation for the third quarter and year-to-date results of 2021 and 2020 of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Net loss for the period	(15,419)	(2,075)	(37,656)	(7,120)
Add back (deduct):
Interest Expense	823	100	2,117	196
Interest Income	(20)	(27)	(62)	(222)
Income Tax Expense	88	3,392	347	2,190
Depreciation and Amortization	3,815	2,780	10,638	8,673
EBITDA	(10,713)	4,170	(24,616)	3,717
Foreign Exchange (Gains) Losses	(526)	485	(286)	(874)
Stock-based Compensation	837	714	3,792	1,600
Government Subsidies	(2,935)	(4,519)	(10,434)	(8,803)
Adjusted EBITDA	(13,337)	850	(31,544)	(4,360)
Net Loss Margin(1)	(45.2)%	(4.5)%	(36.0)%	(5.5)%
Adjusted EBITDA Margin	(39.1)%	1.8%	(30.1)%	(3.4)%
(1)	Net loss divided by revenue.

For the three months ended September 30, 2021, Adjusted EBITDA and Adjusted EBITDA Margin decreased to a $13.3 million loss or (39.1)%, respectively, from $0.9 million or 1.8% in the same period of 2020, respectively. This reflects a $13.4 million decrease in Adjusted Gross Profit discussed below, increased travel, meals and entertainment due to the easing of COVID-19 restrictions and the estimated $0.3 million impact of a strengthening of the Canadian dollar on Canadian-based operating expenses, excluding depreciation and stock-based compensation, compared to the prior year period.

For the nine months ended September 30, 2021, Adjusted EBITDA and Adjusted EBITDA Margin decreased to a $31.5 million loss or (30.1)%, respectively, from a $4.4 million loss or (3.4)% in the same period of 2020, respectively. This reflects a $26.7 million decrease in Adjusted Gross Profit and $0.3 million in lower costs of underutilized capacity, discussed below, higher salary and wage expenses reflecting the cumulative effect of hires in line with our strategic plan, increased stock-based compensation expenses as well as the estimated $2.1 million impact of a stronger Canadian dollar on Canadian-based operating expenses, excluding depreciation and stock-based compensation. Reductions in Adjusted EBITDA were partially offset by lower professional fees, reduced commissions and cost reductions as a result of reduced activity related to COVID-19. Additionally, in the first nine months of 2020, we increased our provision for expected credit losses by $0.6 million.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Nine Months Ended September 30, 2021 and 2020

The following table presents a reconciliation for the three months and nine months ended September 30, 2021 and 2020 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Gross profit	2,450	16,212	15,044	41,743
Gross profit margin	7.2%	35.1%	14.4%	32.3%
Add: Depreciation and amortization expense	2,321	1,959	6,383	6,128
Add: Costs of under-utilized capacity	-	-	1,756	2,010
Adjusted Gross Profit	4,771	18,171	23,183	49,881
Adjusted Gross Profit Margin	14.0%	39.3%	22.1%	38.6%

Gross profit and gross profit margin decreased to $2.5 million or 7.2% for the three months ended September 30, 2021, from $16.2 million or 35.1% for the three months ended September 30, 2020. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $4.8 million or 14.0% for the three months ended September 30, 2021, from $18.2 million or 39.3% for the three months ended September 30, 2020.

The decrease was largely due to the impact of fixed costs on lower revenues. Approximately $7.2 million of our quarterly costs are fixed, related primarily to rent, utilities and other production overhead costs and including $0.8 million of incremental costs related to our new South Carolina Facility. Furthermore, at these revenue levels, our manufacturing workforce, which would normally be variable, is effectively fixed. While we have reduced our manufacturing workforce by 28% since December 31, 2019, including a 5% workforce reduction in the third quarter of 2021, our current staffing levels are required to ensure we can deliver to our customer lead times given inter-week variability in production volumes. Inflationary pressure on the costs of our raw material inputs and transportation continued in the third quarter of 2021, reducing our gross profit margin by approximately 10% over the same period of 2020. As previously discussed, effective November 16, 2021, we are increasing prices on new orders by approximately 6.5% to effectively offset these cost increases. A stronger Canadian dollar on Canadian-based manufacturing costs negatively impacted gross margin by approximately $0.5 million. The three months ended September 30, 2020 included a $0.5 million reversal of a timber provision that did not reoccur in 2021.

Gross profit and gross profit margin decreased to $15.0 million or 14.4% for the nine months ended September 30, 2021, from $41.7 million or 32.3% for the nine months ended September 30, 2020. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $23.2 million or 22.1% for the nine months ended September 30, 2021, from $49.9 million or 38.6% for the nine months ended September 30, 2020. The decrease was largely due to the impact of fixed costs, including manufacturing labor, on lower revenues, as discussed above, as well as realized increases in material, transportation and packaging costs which reduced our gross profit margin by approximately 6%. Fixed costs included approximately $1.7 million of incremental costs related to our new South Carolina Facility. Gross margin was negatively impacted by $2.1 million due to a stronger Canadian dollar on Canadian-based manufacturing costs. In addition, the nine months ended September 30, 2020 included a $1.8 million reversal of a timber provision that did not reoccur in 2021.

During the fourth quarter of 2019, we determined that we were carrying abnormal excess capacity in our manufacturing facilities as a result of the slowdown in sales and determined certain production overheads should be directly expensed in cost of sales, representing production overheads that were not attributable to production. In the first quarter of 2020, we separately classified $2.0 million as costs related to our under-utilized capacity (4.9% first quarter and 1.5% for the nine month period ended September 30, 2020 of gross profit margin) in cost of sales. We took steps to manage our excess capacity, including the reduction in staffing by 14%, with a further 12% reduction in April 2020 for a total reduction of 25% from prior year levels, and the undertaking of planned factory curtailments. The staffing reductions realigned our capacity with expected activity levels; however, our fixed costs continued to affect our Adjusted Gross Profit Margin, which we expect to remain below historical percentages until sales improve. In the first quarter of 2021, we experienced the full impact of the slowdown in non-residential construction activity on our business. In anticipation of a recovery in demand for our products and services and to preserve our skilled workforce, we deliberately maintained manufacturing headcount, while implementing selective furlough days, in the first quarter of 2021 despite the shortfall in revenues relative to capacity. As a result, in the first quarter of 2021 we separately classified $1.8 million as costs related to our under-utilized capacity (6.0% first quarter and 2% for the nine month period ended September 30, 2021 of gross profit margin) in cost of sales. In the second and third quarters of 2021, we did not have abnormal excess capacity as our workforce was better aligned with current production volumes.

Following the completion of third party testing in 2019, we determined that timber included in certain projects installed between 2016 and 2019 potentially did not meet the fire-retardant specifications under which the projects were sold. As a result, we recorded a $2.5 million provision in the fourth quarter of 2019 and began contacting customers to determine whether remedial actions were required. In the second quarter of 2020, we identified and validated an in-situ solution that we believe will meet the fire-retardant specification under which the projects were sold and accordingly reduced the associated provision to $1.3 million, which represents expected costs to prepare impacted sites and apply the in-situ solution. In the third quarter of 2020, we completed building code reviews of the affected projects and determined that the timber as installed met the requisite building code requirements as it related to fire retardance. As a result, we further reduced our timber provision by $0.5 million in the third quarter of 2020 as we believe this reduced any obligation to remediate previously installed projects. Additionally, we entered into agreements with certain customers to compensate them for product charges not fulfilled. During the nine month period ended September 30, 2021, we incurred no costs (2020 – $0.1 million) associated with remediating previously installed timber projects.

Results of Operations

Three and Nine Months Ended September 30, 2021, Compared to Three and Nine Months Ended September 30, 2020

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)			($ in thousands)
Revenue	34,098	46,179	(26)	104,665	129,315	(19)
Gross Profit	2,450	16,212	(85)	15,044	41,743	(64)
Gross Profit Margin	7.2%	35.1%		14.4%	32.3%
Operating Expenses
Sales and Marketing	7,536	6,933	9	21,770	20,518	6
General and Administrative	7,546	6,903	9	22,567	20,922	8
Operations Support	2,374	2,347	1	6,884	7,130	(3)
Technology and Development	2,146	1,959	10	6,005	6,206	(3)
Stock-based Compensation	837	714	17	3,792	1,600	137
Total Operating Expenses	20,439	18,856	8	61,018	56,376	8
Operating Loss	(17,989)	(2,644)	580	(45,974)	(14,633)	214
Operating Margin	(52.8)%	(5.7)%		(43.9)%	(11.3)%

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)			($ in thousands)
Product	29,569	40,212	(26)	91,867	113,131	(19)
Transportation	3,294	4,179	(21)	9,277	11,719	(21)
License fees from Distribution Partners	191	330	(42)	539	935	(42)
Total product revenue	33,054	44,721	(26)	101,683	125,785	(19)
Installation and other services	1,044	1,458	(28)	2,982	3,530	(16)
	34,098	46,179	(26)	104,665	129,315	(19)

Our sales activity and associated revenues continue to be impacted by the severe economic and social impact of the COVID-19 pandemic since March 2020, including a major contraction in construction activity levels in North America due to work-from-home requirements, lock-down measures and other regulatory responses implemented by governments and public health officials. While we did not experience any material cancellations of projects that were underway at the start of the COVID-19 pandemic, it is uncertain as to the impact of the pandemic, including effects of resurgent infection rates due to variants, on future projects that are either in the planning or conceptual stage. It is highly likely that future projects will also experience similar delays as the COVID-19 pandemic runs its course. See Item 1A. “Risk Factors”.

Revenue decreased in the three months ended September 30, 2021 by $12.1 million or 26% compared to the same period of 2020. The combination of a resurgence in COVID-19 infection rates in late August and September 2021 due to the Fourth Wave and upstream supply chain issues resulted in delays of projects scheduled to ship in the third quarter of 2021 to the fourth quarter of 2021 and into 2022. Consequently, September revenues were the second lowest that we have experienced since the commencement of the pandemic. We have not incurred any material project cancellations and experienced a 50% sequential increase in October 2021 revenues over September 2021 levels as discussed further above in “Outlook.”

Revenue decreased in the nine months ended September 30, 2021 by $24.7 million or 19% compared to the same period of 2020, driven largely by reduced sales activity in the first quarter of 2021 and project delays in the third quarter of 2021 as described above. Throughout 2020, we were able to mitigate the COVID-19 induced slowdown in overall construction activity through the completion of projects that were in progress when the pandemic started. With most of these projects delivered by the end of the fourth quarter of 2020, the first quarter of 2021 was the low point for sales, reflecting the full impact of the slowdown in non-residential construction activity on DIRTT’s business. Second quarter 2021 revenues returned to 2020 levels, driven largely by increased activity with a large strategic health care provider and the delivery of COVID-19 vaccination trailers. While third quarter 2021 revenues were adversely impacted by project delays, they were $4.6 million higher than first quarter 2021 revenues.

We have made substantial improvements to our commercial function, as outlined in our strategic plan, including building an appropriate organizational structure, improving the effectiveness of our existing sales force, attracting new sales talent, establishing strategic marketing and lead generation functions, as well as expanding and better supporting our Distribution Partner network. While we believe these actions are critical to driving long-term, sustainable growth, particularly as the recovery from the COVID-19 pandemic commences, these actions did not have a measurable effect on 2021 revenues in light of the severe economic adversity caused by the pandemic. Additionally, in response to significant increases in the costs of raw materials, shipping materials and freight, effective November 16, 2021, DIRTT will increase product and transportation prices on new projects by approximately 6.5%.

Installation and other services revenue was $1.0 million and $3.0 million for the three and nine months ended September 30, 2021 compared to $1.5 million and $3.5 million in the same period of 2020, respectively. The changes in installation and other services revenue are primarily due to the timing of projects. Except in limited circumstances, our Distribution Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Distribution Partner network to expand our market penetration and ensure best practices are shared across local markets. At September 30, 2021, we had 71 Distribution Partners servicing multiple locations. During 2020 and 2021, we made several changes and upgrades to our Distribution Partner network, expanding our relationships with new and existing partners and ending our relationships with others. Our clients, as serviced primarily through our Distribution Partners, exist within a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology and hospitality.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)			($ in thousands)
Commercial	20,805	22,617	(8)	55,981	75,987	(26)
Healthcare	5,017	15,880	(68)	25,680	28,360	(9)
Government	3,149	2,762	14	11,579	9,849	18
Education	3,892	3,132	24	7,904	10,654	(26)
License fees from Distribution Partners	191	330	(42)	539	935	(42)
Total product revenue	33,054	44,721	(26)	101,683	125,785	(19)
Service revenue	1,044	1,458	(28)	2,982	3,530	(16)
	34,098	46,179	(26)	104,665	129,315	(19)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in %)		(in %)
Commercial	63	51	56	61
Healthcare	15	36	25	23
Government	10	6	11	8
Education	12	7	8	8
Total Product Revenue(1)	100	100	100	100
(1)	Excludes license fees from Distribution Partners.

Revenue decreased by 26% and 19% in the three and nine months ended September 30, 2021 over the same period in 2020, and was driven primarily by delays in commercial projects scheduled to ship in the third quarter to the fourth quarter and 2022 as a result of the impact of the Fourth Wave and ongoing upstream supply chain issues on overall construction schedules. Commercial revenues decreased by 8% and 26%, respectively, from the prior period, due largely to the severe impact of COVID-19 on commercial construction activities in North America since March 2020, particularly in the first and third quarters of 2021 as described in more detail above. Healthcare sales tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels on a quarter-over-quarter basis. Third quarter and year-to-date 2021 healthcare sales were 68% and 9% lower, respectively, due primarily to the timing of projects with the 2020 period including three large projects of $2.0 million each that did not re-occur in 2021. Education sales in the third quarter of 2021 increased by 24% over the prior period, but on a year-to-date basis decreased by 26% from 2020. At the beginning of the pandemic, education spending effectively paused with many institutions suspending in-person classes. With the resumption of in-person instruction in many jurisdictions in the fall of 2021, we are beginning to see resumption of investment activity in this segment.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our third quarter and year-to-date revenue dispersion by geography:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in thousands)			($ in thousands)
Canada	4,405	4,340	1	11,860	14,667	(19)
U.S.	29,693	41,839	(29)	92,805	114,648	(19)
	34,098	46,179	(26)	104,665	129,315	(19)

Historically, approximately 15-25% and 75-85% of revenues are derived from sales to Canada and the United States, respectively. In 2020 and 2021, revenues from Canada fell to 11% of total sales while sales to the United States increased to 89%, reflecting the impact of pandemic related restrictions on activity levels in the related jurisdictions, including the effects of the Fourth Wave on activity in the US in the third quarter of 2021.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.6 million and $1.3 million to $7.5 million and $21.8 million for the three and nine months ended September 30, 2021, respectively, from $6.9 million and $20.5 million for the three and nine months ended September 30, 2020, respectively. The increases were largely related to increased salary and wage expenses as we continue to build our sales organization, $0.3 million and $0.9 million for the third quarter and year-to-date, respectively, due to staff transferred from technology and development to sales and marketing and higher depreciation expense as we completed our Chicago DXC in 2020, offset by lower commission expense. Travel, meals and entertainment expenses were lower on a year-to-date basis, but increased in the second and third quarters compared to the first quarter as restrictions on travel have eased. As economies re-open, we anticipate travel, meals and entertainment expenses will increase over current levels, the timing and amount of such expenses, however, are indeterminate at this time.

Our sales and marketing efforts are focused on establishing the appropriate sales organization and personnel, significantly improving our marketing approach and driving returns on sales and marketing expenditures, as outlined in our strategic plan. In light of uncertainty caused by the COVID-19 pandemic, we have prioritized critical hires that are necessary to continue to advance our overall strategy, including the implementation of necessary systems and tools while ensuring appropriate cost control and cash conservation.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million and $1.7 million to $7.5 million and $22.6 million for the three and nine months ended September 30, 2021, respectively from $6.9 million and $20.9 million for the three and nine months ended September 30, 2020, respectively.

For the quarter ended September 30, 2021, the increase was the result of the impact of the stronger Canadian dollar on our cost structure, higher salaries and benefits expenses, and professional fees, partially offset by decreased variable compensation expense. The nine months ended September 30, 2021 increased due to higher salaries and benefits expenses, inclusive of a one-time severance costs, partially offset by a reduction in professional service costs and a $0.6 million credit loss recorded in the first quarter of 2020 that was not repeated in 2021.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Distribution Partner project execution and our manufacturing operations. Operations support expenses of $2.4 million in the third quarter of 2021 were consistent with $2.3 million in the same period of 2020. For the nine months ended September 30, 2021, operations support expenses decreased $0.2 million to $6.9 million from $7.1 million for the nine months ended September 30, 2020, reflecting increased capitalized labor on internal projects in the period.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses increased by $0.1 million and decreased by $0.2 million to $2.1 million and $6.0 million for the three and nine months ended September 30, 2021, respectively, from $2.0 million and $6.2 million for the three and nine months ended September 30, 2020, respectively, primarily related to a decrease in capitalized software development costs offset by Technology and Development staff transferred to Sales and Marketing.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2021 was $0.8 and $3.8 million, respectively, compared to $0.7 million and $1.6 million for the same respective periods of 2020. The increase was largely due to grants of restricted share units and deferred share units and impacted by fair value adjustments on cash settled awards as a result of share price decreases and increases during the three and nine months ended September 30, 2021, respectively.

Government Subsidies

During the three and nine months ended September 30, 2021, the Company recorded $2.9 million and $10.4 million of government subsidies, respectively (2020 – $4.5 million and $8.8 million for the three and nine month periods respectively). Of these amounts, $1.5 million was receivable at September 30, 2021 and is expected to be received in the fourth quarter of 2021.

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the CEWS, providing the Company with a taxable subsidy in respect of a specific portion of wages paid to Canadian employees during qualifying periods extending from March 15, 2020 to October 23, 2021, based on the percentage decline of certain of the Company’s Canadian-sourced revenues during each qualifying period. Pursuant to changes enacted as part of the 2021 Canadian federal budget, the Company may be required to repay all or a portion of the CEWS amounts for any qualifying period commencing after June 5, 2021 where the aggregate compensation for specified executives during the 2021 calendar year exceeds the aggregate compensation for specified executives during the 2019 calendar year. The Company’s eligibility for the CEWS may change for each qualifying period and is reviewed by the Company for each qualifying period. On November 19, 2020, the Canadian government also implemented the CERS, which provides a taxable subsidy to cover eligible expenses for qualifying properties, subject to certain maximums, for qualifying periods extending from September 27, 2020 to October 23, 2021, with the amount of the subsidy based on the percentage decline of the Company in certain of its Canadian-sourced revenues in each qualifying period. The Company’s eligibility for the CERS may change for each qualifying period and is reviewed by the Company for each qualifying period. The CEWS and CERS programs expired on October 23, 2021.

Income Tax

The provision for income taxes is comprised of U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Income tax expense for the three months ended September 30, 2021 was $0.1 million, compared to $3.4 million for the same period of 2020 and income tax expense for the nine months ended September 30, 2021 was $0.3 million as compared to $2.2 million for the same period of 2020. For the three and nine month periods ended September 30, 2021, the Company recorded valuation allowances of C$4.5 million and C$10.8 million, respectively against deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada to fully deduct historical losses. As at September 30, 2021, we had C$92.5 million of loss carry-forwards in Canada and none in the United States. These loss carry-forwards will begin to expire in 2032.

Net Loss

Net loss increased to $15.4 million or $0.18 net loss per share in the third quarter of 2021 from net loss of $2.1 million or $0.02 net loss per share for the third quarter of 2020. The increased loss is primarily the result of a $13.7 million decrease in gross profit, a $1.6 million increase in operating expenses, a $1.6 million reduction of government subsidies and a $0.7 increase in interest expense. These decreases were partially offset by a $3.3 million decrease in income tax expense and a $1.0 million reduction in foreign exchange losses.

Net loss increased to $37.7 million or $0.44 net loss per share in the nine months ended September 30, 2021 from a net loss of $7.1 million or $0.08 net loss per share for the nine months ended September 30, 2020. The increased loss is primarily the result of a $26.7 million decrease in gross profit, a $4.6 million increase in operating expenses, a $0.6 million decrease in foreign exchange gains, a $1.9 million increase in interest expense as a result of the Debentures issued in January 2021 and draws on the Leasing Facilities. These decreases were partially offset by a $1.8 million decrease in income tax expense and a $1.6 million increase in government subsidies.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2021 totaled $43.3 million, a decrease of $2.5 million from December 31, 2020. The change in cash primarily reflects the impact of $29.5 million of net proceeds from the issuance of the Debentures in January 2021 and $8.4 million of drawings under our Leasing Facilities, offset by cash used in operations of $24.3 million, capital expenditures of $12.2 million and scheduled Leasing Facilities repayments of $1.2 million.

In January 2021, we issued C$40.3 million of the Debentures for net proceeds after costs of C$37.6 million ($29.5 million). The Debentures accrue interest at a rate of 6.00% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and will be repayable on January 31, 2026.

In February 2021, we entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with RBC. Under the RBC Facility, the Borrowing Base is a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. Under the RBC Facility, at September 30, 2021 available borrowings are C$8.3 million or $6.5 million.

The Company has a C$5.0 million Canada Leasing Facility of which C$3.6 million ($2.8 million) has been drawn, and a $14.0 million U.S. Leasing Facility of which $11.9 million has been drawn with RBC and one of its affiliates. The Leasing Facilities are available for equipment expenditures and certain equipment expenditures already incurred. We anticipate drawing an additional two to three million on our Leasing Facilities during the remainder of 2021.

In light of the uncertainty caused by the near and potential mid-term impacts of COVID-19, we have evaluated multiple downside scenarios and have implemented cost control and expenditure management processes. While the previously discussed project delays and their impacts on the third quarter of 2021 resulted in a significant usage of cash reserves, the combination of a rebound in sales activity early in the fourth quarter of 2021, our current sales outlook for 2022 and our cash reserves and available credit facilities lead us to believe that we have sufficient liquidity for at least the next twelve months. We assess our financial strength on an ongoing basis and may seek additional financing to bolster our balance sheet to mitigate the risk of ongoing delays in sales recovery.

A prolonged and complete cessation of or sustained significant decrease in North American construction activities or a sustained economic depression and its adverse impacts on customer demand could continue to adversely affect our liquidity. To the extent that existing cash and cash equivalents and increased liquidity from the aforementioned facilities are not sufficient to fund future activities, we may seek to raise additional funds through equity or debt financings. If additional funds are raised through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our Debentures and our equity securities or contain instruments that may be dilutive to our existing shareholders. Any additional equity or debt financing may be dilutive to our existing shareholders.

Since our inception, we have financed operations primarily through cash flows from operations, long-term debt, and the sale of equity securities. Over the past three years, we have funded our operations and capital expenditures through a combination of cash flow from operations, long-term debt, and cash on hand. We had no amounts outstanding under the RBC Facility as of September 30, 2021 and $13.1 million outstanding under the Leasing Facilities as of September 30, 2021.

The following table summarizes our consolidated cash flows for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
Net cash flows provided by (used in) operating activities	(12,251)	5,778	(24,259)	7,395
Net cash flows used in investing activities	(2,150)	(3,262)	(12,169)	(9,679)
Net cash provided by (used in) financing activities	(520)	3,455	36,083	5,982
Effect of foreign exchange on cash, cash equivalents and restricted cash	(130)	103	581	(172)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,051)	6,074	236	3,526
Cash, cash equivalents and restricted cash, beginning of period	61,133	44,626	45,846	47,174
Cash, cash equivalents and restricted cash, end of period	46,082	50,700	46,082	50,700

Operating Activities

Net cash flows used in operating activities were $12.3 million for the three months ended September 30, 2021 and $24.3 million used in operating activities for the nine months ended September 30, 2021 compared to $5.8 million and $7.4 million net cash flows provided by operating activities in the same periods of 2020. The decrease in cash flows from operations is largely due to a decrease in gross profit, lower accounts payable and accrued liabilities and lower government subsidies, partially offset by an increase in other liabilities and a decrease in trade and other receivables.

Investing Activities

We invested $1.8 million and $10.5 million in property, plant and equipment during the three and nine months ended September 30, 2021, respectively, compared to $2.6 million and $7.4 million during the three and nine months ended September 30, 2020, respectively.

Our investments during the nine month period ended September 30, 2021 included $3.6 million in costs to complete the construction of the South Carolina Facility, and $3.7 million of investment in our new DXC in Plano Texas. These investments are substantially complete and until pre-COVID revenues return, no new significant capital projects are planned. Maintenance capital expenditures for the nine month period ended September 30, 2021 were $2.5 million, which includes new equipment to complete our transition to one-piece flow manufacturing in our aluminum plants as well as equipment necessary to ensure business continuity in our aluminum plants, and investing cash flows includes $0.7 million of our reported cash expenditure relates to account payable related to 2020 spending. We anticipate maintenance capital requirements to be lower in future periods as there are no significant projects ongoing at this time. During the nine month period ended September 30, 2020 our spending included $4.6 million related to the construction of the South Carolina Facility, $2.7 million on our Chicago DXC, $2.2 million of maintenance capital, and investing cash flows were reduced by $2.1 million of accounts payable to be paid at September 30, 2020.

 Software development for the three and nine month periods ended September 30, 2021 were $0.5 million and $1.9 million, respectively, a decrease compared to $0.9 million and $2.8 million for the three and nine month periods ended September 30, 2020.  Software development expenditure primarily consists of the capitalization of salaries of our software development team members. We expect the level of expenditure to be consistent with the current year, and any fluctuations will increase or decrease technology and development expenditures on the statement of operations.

Financing Activities

For the three and nine months ended September 30, 2021, $0.5 million of cash was used in financing activities and $36.1 million of cash was provided by financing activities, respectively, mainly due to the proceeds received from the issuance of C$40.3 million ($29.5 million) of Debentures in January 2021 and the receipt of $8.4 million of cash consideration under the U.S. Leasing Facility, which was used to finance equipment purchases for our new South Carolina Facility were largely paid for in installments in 2019 and 2020. Cash provided by financing activities for the three and nine months ended September 30, 2020 was $3.5 million and $6.0 million, respectively, entirely comprised of draws and repayments under the Leasing Facilities.

We currently expect to fund anticipated future investments with available cash, including the proceeds from our issuance of Debentures and drawings on our Leasing Facilities. We expect to draw approximately two to three million on our Leasing Facilities in the fourth quarter of 2021, dependent on the timing of equipment commissioning which has been impacted by shipping constraints. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we deem appropriate. We may also use debt or pursue equity financing depending on the share price at the time, interest rates, and nature of the investment opportunity and economic climate.

Credit Facility

On February 12, 2021, the Company entered into the RBC Facility. Under the RBC Facility, the Borrowing Base is up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. At September 30, 2021, available borrowings are C$8.3 million ($6.5 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the Aggregate Excess Availability, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash is less than C$5.0 million, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve month basis. Additionally, if the FCCR has been below 1.10:1 for the 3 immediately consecutive months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities. The Company did not meet the 3 month FCCR requirement during the third quarter of 2021 which resulted in requiring the restriction of $2.8 million of cash. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for 5 consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

During 2020, the Company entered into the Leasing Facilities, consisting of the C$5.0 million Canada Leasing Facility and the $14.0 million U.S. Leasing Facility with RBC, which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 5.27%. The U.S. Leasing Facility is amortized over a six-year term and is extendible at the Company’s option for an additional year.

The Company has drawn $11.9 million of cash consideration under the U.S. Leasing Facility and commenced the lease term in 2020 for the equipment at the South Carolina Facility. The Company has drawn C$3.6 million ($2.8 million) of cash consideration under the Canada Leasing Facility and commenced the lease term for the Canadian equipment expenditures during 2020.

We are restricted from paying dividends unless Payment Conditions (as defined in the RBC Facility) are met, including having a net borrowing availability of at least C$10 million over the proceeding 30 day period, and having a trailing twelve month fixed charge coverage ratio above 1.10:1 and certain other conditions.

The RBC Facility is currently secured by substantially all of our real property located in Canada and the United States.

Contractual Obligations

There have been no material changes in our contractual obligations during the nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K. See Note 12, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our

Annual Report on Form 10-K. As disclosed in Note 4, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report, we adopted Accounting Standards Update No. 2020-06, “Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The Company had no convertible debt instruments outstanding at December 31, 2020 and the Debentures issued in January 2021 have been evaluated under this new guidance and there were no other transitional impacts to consider. The methodology now applied has been explained in Note 6 and the impact on diluted earnings per share has been reflected in Note 7.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 4, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing and “Significant Accounting Policies and Estimates” in this Quarterly Report.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the Canadian Non-Compete Case, we are seeking, among other things, an order stopping the defendants from unlawfully competing with us, and payment of lost revenue and damages. We recently began questioning key defendants and witnesses, including defendants Smed and Loberg. We are pleased with the results of the questioning to date and believe they give strong support to our allegations. We intend to continue to pursue the case vigorously.

In the Utah Misappropriation Case, we have filed a Rule 60 motion to set aside the previously granted order to dismiss a portion of the case under the doctrine of forum non conveniens. DIRTT’s Rule 60 motion alleges, among other things, that the defendants withheld documents that demonstrate that a dismissal for forum non conveniens was incorrect. In addition, we have appealed the partial dismissal to the U.S. Court of Appeals for the Tenth Circuit. Both the appeal and the remaining portion of the Utah Misappropriation Case are currently stayed pending resolution of the Rule 60 motion.

In the Patent Infringement Case, we are seeking, among other things, an order enjoining Falkbuilt from infringing our patents and damages for past or continuing infringement. Recently, Falkbuilt was unsuccessful in attempting to initiate an inter partes review and post grant review of DIRTT’s subject patents.  The Patent Office found that Falkbuilt had not shown it would be likely to succeed in its invalidity challenges to the DIRTT patents.  Following those denials, the U.S. District Court has ordered Falkbuilt to produce discovery regarding DIRTT’s claims.

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

No amounts are accrued for the potential outcomes of the above legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, filed with the SEC on May 5, 2021 and August 4, 2021, respectively, which could materially affect our businesses, financial condition, or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic and related government measures.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which COVID-19, or other public health pandemics or epidemics, impact our employees, operations, customers, suppliers and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the COVID-19 pandemic (and whether there is a resurgence or multiple resurgences of the virus in the future, including as a result of strain variations); the actions taken by governments and public health officials in response to the pandemic; the availability and effectiveness of vaccines, approvals thereof and the speed of vaccine distribution; the impact on construction activity (including related supply chain and labor shortages and their effects on construction schedules and timing); the effect on our customers’ demand for our DIRTT Solutions; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. For example, while many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state or provincial actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which may vary by individual jurisdictions. On September 9, 2021, President Biden issued executive orders establishing new vaccination requirements applicable to U.S. federal workers and contractors, large employers and healthcare workers. Subject to limited exceptions, U.S. employees of federal contractors are required to be fully vaccinated against COVID-19 by December 8, 2021. As a federal contactor, we are subject to the executive order and have implemented mandatory vaccination rules for all U.S. employees and subcontractors to satisfy the requirements by December 8, 2021. Further, additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of these rules may result in attrition, including attrition of skilled labor, and difficulty securing future labor needs. Additionally, our implementation of these rules may impact our ability to maintain satisfactory arrangements with third-party vendors and service providers, to the extent they are subject to the vaccination requirements and they or their employees are unable or unwilling to comply. Any of the foregoing events could have a material adverse effect on our business, liquidity or results of operations.

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

The net proceeds from the Offering were C$37.6 million ($29.5 million), after deducting C$2.7 million of transaction costs which includes the underwriters’ commission and directly attributable professional fees. The Company expects to use a portion of the net proceeds from the Offering, together with borrowings under the Leasing Facilities and cash reserves on hand, for capital expenditures, including investments in the Company’s technology.

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

Date: November 3, 2021