Form 10-K
period 2021-12-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2022-02-23
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on June 30, 2021, was $364,706,983.

The registrant had 85,351,261 common shares outstanding as of February 23, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual and Special Meeting of Shareholders, scheduled to be held on April 26, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Currency and Exchange Rate Information

Unless otherwise indicated, references in this Annual Report on Form 10-K (the “Annual Report”) to “$” or “dollars” are expressed in U.S. dollars (US$). References in this Annual Report to Canadian dollars are noted as “C$.”

Our consolidated financial statements that are included in this Annual Report are presented in U.S. dollars. Unless otherwise stated, all figures presented in Canadian dollars and translated into U.S. dollars were calculated using the daily average exchange rate as reported by the H.10 statistical release of the Board of Governors of the Federal Reserve System on January 28, 2022 of C$1.2753 = US$1.00.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Annual Report, regarding without limitation our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular and without limitation, this Annual Report contains forward-looking information pertaining to the effect of our strategic priorities on increasing value creation; the application of our processes and technology and the benefits therefrom, forecast operating and financial results, including 2022 revenue and the impact of certain cost-saving measures, the competitiveness of the Company’s solutions, the liquidity and capital resources of the Company, current claims against the Company and expiring patents will have on the Company’s business, financial condition, results of operations and growth prospects; our executive management team and the effect the rating systems established by the U.S. Green Building Council will have on demand for products, systems and services in the U.S. market. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the coronavirus (“COVID-19”) pandemic and related economic repercussions and other risks described in Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report. These factors include, but are not limited to, the following:

•	the impact of the COVID-19 pandemic and any strain variants or resurgences thereof on our business;
•	our ability to implement our strategic plan;
•	our ability to maintain and manage growth effectively;
•	competition in the interior construction industry;
•	competitive behaviors by our co-founders and former executives;
•	the condition and changing trends of the overall construction industry;
•	our reliance on our network of Distribution Partners (as defined herein) for sales, marketing and installation of our solutions;
•	our ability to introduce new designs, solutions and technology and gain client and market acceptance;
•	defects in our designing and manufacturing software and warranty and product liability claims brought against us;
•	material fluctuations of commodity prices, including raw materials;
•	shortages of supplies of certain key components and materials or disruption in supplies due to global events, including the COVID-19 pandemic;
•	global economic, political and social conditions and financial markets;
•	our exposure to currency exchange rates, tax rates and other fluctuations, including those resulting from changes in laws or administrative practice;
•	legal and regulatory proceedings brought against us;
•	infringement on our patents and other intellectual property;
•	cyber-attacks and other security breaches of our information and technology systems;
•	damage to our information technology and software systems;
•	our requirements to comply with applicable environmental, health and safety laws, including those relating to the COVID-19 pandemic;

•	the impact of border crossing blockades on our ability to deliver our solutions on anticipated time frames and impacts on transportation costs;
•	our ability to generate sufficient revenue to achieve and sustain profitability;
•	our periodic fluctuations in results of operations and financial conditions;
•	volatility of our share price;
•	the effect of being governed by the corporate laws of Alberta, Canada, including obstacles to investors seeking to acquire control of our company;
•	the effect of being governed by the corporate laws of a foreign country, including the difficulty of enforcing civil liabilities against directors and officers residing in a foreign country;
•	turnover of our key executives, recruitment efforts to find a permanent chief executive officer, and difficulties in recruiting or retaining key employees;
•	the impact of the shareholder meeting requisition notice delivered by 22NW Fund and the results thereof;
•	the availability of capital or financing on acceptable terms, which may impact our liquidity and impair our ability to make investments in the business;
•	the availability and treatment of government subsidies (including any current or future requirements to repay or return such subsidies);
•	future mergers, acquisitions, agreements, consolidations or other corporate transactions we may engage in; and
•	other factors and risks described under the heading “Risk Factors” in Item 1A. of this Annual Report.

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

Overview

DIRTT Environmental Solutions Ltd. is an innovative manufacturing company featuring proprietary software and virtual reality visualization platform, coupled with vertically integrated manufacturing that designs, configures and manufactures prefabricated interior solutions used primarily in commercial spaces across a wide range of industries and businesses. We combine innovative product design with our industry-leading, proprietary ICE® Software (“ICE” or “ICE Software”), and technology-driven, lean manufacturing practices and sustainable materials to provide end-to-end solutions for the traditionally inefficient and fragmented interior construction industry. We create customized interiors with aesthetics of conventional construction but with greater schedule and cost certainty, shorter lead times, greater future flexibility, and better environmental sustainability than conventional construction.

Our ICE Software allows us to sell, design, visualize (including 3D virtual reality modeling of interiors), configure, price, communicate, engineer, specify, order and manage projects, thereby reducing challenges associated with traditional construction, including cost overruns, change orders, inconsistent quality, delays and material waste. While other software programs and virtual reality tools are used in the architectural and construction industries, our ICE Software provides end-to-end integration, from design through order engineering, manufacturing and installation. Our interior construction solutions include prefabricated, customized interior modular walls, ceilings, and floors; decorative and functional millwork; power infrastructure; network infrastructure; and pre-installed medical gas piping systems. We strive to incorporate environmentally sustainable materials and reusable components into our solutions while creating flexible, functional and well-designed environments for the people who will use them.

We offer our interior construction solutions throughout the United States and Canada through a network of independent distribution partners (“Distribution Partners”) and an internal sales team. Our Distribution Partners use ICE to work with stakeholders, including end users, to envision and design their spaces, and orders are electronically routed through ICE to our manufacturing facilities for production, packing and shipping. Our Distribution Partners then coordinate the receipt and installations of our interior solutions at the end users’ locations.

Our name “DIRTT” stands for Doing It Right This Time. DIRTT was incorporated in Alberta, Canada, under the Business Corporations Act (Alberta) (“ABCA”) on March 4, 2003. Our headquarters are located at 7303 30th Street S.E., Calgary, Alberta, T2C 1N6, Canada, and our telephone number at that address is (403) 723-5000. Our manufacturing facilities are in Calgary, Alberta; Rock Hill, South Carolina; and Savannah, Georgia.

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

We will provide without charge to you, upon your request, a copy of our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC and the applicable securities commissions or similar regulatory authorities in Canada. Requests for copies should be addressed to 7303 30th Street S.E., Calgary, Alberta, T2C 1N6, Canada, Attention: Investor Relations.

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

DIRTT Solutions

Our solutions typically are able to address over 90% of an interior space. Walls, doors, cabinetry, access floor, ceilings, power solutions, data networks, timber and medical gas components are all fabricated in our manufacturing facilities and shipped to the site for final assembly and installation. The following table provides a brief description of our primary solutions (together with related complementary offerings, “DIRTT Solutions”):

DIRTT Solution	Description

DIRTT Walls

Prefabricated, customized, modular solid or glass interior wall solutions that support new and legacy furniture, that include glass walls, doors or windows, and that support integrated technology for commercial, healthcare, education, hospitality and other industries and medical gas piping systems for healthcare.

DIRTT Millwork	Fully customized modular cabinetry that may be used in a variety of industries, including commercial, healthcare, education and hospitality.

DIRTT Floors	Low-profile floors that allow quick access to modular power and network infrastructure, facilitating future adaptation and reconfiguration in both existing facilities and new buildings.

DIRTT Ceilings	Prefabricated custom ceilings that increase sound privacy and reduce noise. In 2021 we discontinued manufacturing ceilings and entered into a referral agreement with a major ceiling manufacturer.

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

ICE® Software

Our manufacturing is built on a foundation of technology, the core of which is our proprietary ICE Software. We use ICE to sell, design, visualize, configure, price, communicate, engineer, construct, specify and order projects. ICE enables us to efficiently manufacture fully custom interiors while addressing challenges associated with traditional construction, including cost overruns, inconsistent quality, delays and significant material waste. ICE also gives our clients control over the look, cost and timing of their interior construction projects.

Clients typically engage an architect or designer and initially design their interior including space planning, materials, colors, finishes, which are then often presented in two-dimensional renderings or a building information model (“BIM”). A Distribution Partner imports this design into ICE and prices projects in real time. Clients can make changes after the design is imported into ICE, which will immediately be reflected in the price quote. Throughout these iterations, clients can explore and walk through their proposed space in immersive and interactive 3D virtual reality, on-screen computer renderings, and floorplan details so they can more readily understand the design. Throughout every stage of the process design changes can be made easily and in real time. We believe this is a significantly enhanced experience for our clients as compared with the experience of reviewing a two-dimensional blueprint or CAD drawing or user expertise intensive BIM file. In addition to the ICE tools that enable these experiences at each of our Distribution Partners, we currently have four specialized virtual reality walk-through centers, including one at our corporate headquarters, that allow clients to use virtual reality headsets to physically walk through a 3D virtual reality model of their design. Further, ICE’s virtual and augmented reality technology, including applications for phones, tablets and PCs, also allows project stakeholders in different physical locations to meet in real time to visualize, move about, interact with, discuss and edit their future spaces from any location. ICE also provides the ability to export a BIM file for use in design reviews of an entire project consisting of non-DIRTT construction elements coming from many different types of software.

Once the client is satisfied with the design in ICE, the specifications are transmitted to our manufacturing facilities, where the physical product solutions are created to the exact design standards and specifications set forth in the design. ICE’s detailed bill of material data output is key to managing the many aspects of the manufacturing process, including product inventory and cataloguing, price quotation, order submission, parts manufacturing, and production management, thereby facilitating the delivery of custom solutions with shorter production times. We allocate production among our manufacturing facilities based on proximity to the job site and available capacity. ICE’s information allows a project to be tracked in detail across the entire life of the project, from sales, production, delivery, and installation. The ICE file (containing a project’s bill of material and manufacturing data) generated during the design and specification process is preserved and can be used for optimizing future reconfigurations, renovations, technology integration initiatives and changes to a client’s space at lower cost than traditional construction methods.

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

Distribution Partners and Sales Network

We primarily sell DIRTT Solutions through a network of independent Distribution Partners working in conjunction with local DIRTT sales representatives, as well as internal DIRTT industry specialists, business development professionals and a dedicated Distribution Partner support team. Distribution Partners and local sales representatives are located in cities throughout the United States and Canada. The use of a dispersed network of Distribution Partners greatly enhances our ability to drive awareness of the DIRTT brand throughout our markets.

As part of our distribution agreements, our Distribution Partners are typically required to invest in their own DIRTT Experience Center (“DXC”) so that they are able to effectively showcase DIRTT Solutions. These DXCs are showrooms that provide mock-ups of

DIRTT Solutions and related product offerings. As well, DIRTT maintains DXCs in Calgary, Toronto, Chicago, New York City, Savannah, Salt Lake City and Dallas. On February 22, 2022 we announced our intention to close our Phoenix DXC.

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

At December 31, 2021, we had a total of 69 Distribution Partners and 65 sales representatives across North America. We are not dependent on any one Distribution Partner or sales representative.

Manufacturing and Properties

Our DIRTT Solutions are manufactured at our facilities in Calgary, Alberta; Savannah, Georgia; and Rock Hill, South Carolina. On February 22, 2022 we announced our intention to close the Phoenix manufacturing facility and move related production to the Calgary and Savannah manufacturing facilities. This includes the Phoenix DXC as discussed in Item 1. Business in this Annual Report. Our wall surfaces (which we call tiles) are manufactured in Calgary and Rock Hill, casework and timber solutions are manufactured in Calgary, while aluminum, glass and power components are manufactured in Calgary and Savannah. Through distributed manufacturing we can shift production of some components among our manufacturing sites, reduce transportation times and costs, and meet targeted lead times. In 2019, we conducted an evaluation of our aluminum, tile and millwork capacities under various growth scenarios and concluded that the capacity of our aluminum manufacturing facilities is currently sufficient to support our anticipated growth. Given the longer lead time to acquire tile and millwork manufacturing equipment, combined with a lack of redundancy in those manufacturing facilities, we also concluded that we should commence construction of a new combined tile and millwork facility. In the fourth quarter of 2019, we entered into a lease for a building located in Rock Hill, South Carolina (the “South Carolina Facility”), which added approximately 130,000 square feet of manufacturing space for the combined tile and millwork factory. We substantially completed construction of the South Carolina Facility and commissioned the chromacoat tile line in the second quarter of 2021 with the millwork capabilities deferred until activity improves. In February 2022, we announced our intention to expand our tile manufacturing capabilities at the South Carolina Facility to include thermofoil through the relocation of existing underutilized equipment from the Calgary tile facility and back painted glass capabilities through the relocation of equipment from the Phoenix facility. Should the need arise, we have the right to lease an additional 130,000 square feet of space at our South Carolina Facility. If we experience additional growth, we may need to add or expand additional manufacturing facilities.

Suppliers and Raw Materials

Our inventory balances consist primarily of raw materials, which are kept on hand as components of our custom manufacturing process. Managing our raw material inventory is essential to our business, given our short lead times from order to shipment and our high level of order customization. Our key manufacturing materials are aluminum, hardware, wood and glass. For the twelve months ended December 31, 2021, aluminum accounted for approximately 30.1% of our purchased materials, while hardware, wood and glass accounted for approximately 13.9%, 11.1%, and 7.8%, respectively. While we maintain multiple suppliers for key materials, for the twelve months ended December 31, 2021, one supplier accounted for approximately 59% of our aluminum supply with three additional suppliers providing approximately 14% each, two suppliers accounted for approximately 58% and 36% of our wood supply and one supplier accounted for approximately 44% of our hardware supply.

Materials are sourced domestically and, to a much lesser extent, overseas. Approximately 93% of our materials are manufactured and purchased in North America. Purchase decisions are made on the basis of quality, cost and ability to meet delivery requirements. We do not typically enter into long-term agreements with suppliers. In general, adequate supplies of raw materials are available to all our operations and to date we have not been materially impacted by supply chain disruptions due to the COVID-19 pandemic, other than inflationary price pressures across substantially all of our raw material requirements, although aluminum purchases may be subject to market capacity constraints.

Technology and Development

We continue to focus on developing client-centric innovations and enhancements of both ICE Software and DIRTT Solutions with a primary focus on improving client experience, increasing market penetration and growing key markets. At December 31, 2021, we employed 100 employees within our technology and development groups and, including capitalized amounts, invested $11.1 million, $11.6 million and $11.3 million in 2021, 2020 and 2019, respectively, in innovation activities.

Clients

DIRTT’s principal geographic markets are the United States and Canada. Our revenue is derived almost entirely from projects in North America sold by our North American Distribution Partners.

Our revenue opportunities primarily come from commercial projects, including both new construction projects and renovations of existing buildings. Clients range from small owner-managed businesses to multinational Fortune 500 companies across a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology and hospitality. We view DIRTT Solutions as generally industry agnostic, with applications in many different industries with minimal adjustments. We are not dependent on any one client or industry segment. No single client represented more than 10% of our revenue for the years ended December 31, 2021, 2020, or 2019.

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

Patent and Intellectual Property Rights

Our success depends, in part, upon our intellectual property rights relating to our products, production processes, our technology, including our ICE Software, and other operations. We rely on a combination of trade secret, nondisclosure and other contractual arrangements, as well as patent, copyright and trademark laws, to protect our proprietary rights and competitive advantage. We register our patents and trademarks as we deem appropriate and take measures to defend patents where we deem others are infringing on our patents. The following table presents the status as of December 31, 2021 of our issued and pending patents relating to various aspects of DIRTT Solutions and ICE Software:

	Granted	Applications
Jurisdiction	Patents	Pending
Canada	66	44
United States	119	22
European Union	48	27
Singapore	22	4
Patent Cooperation Treaty	-	8
Other	82	4
Total	337	109

Our issued patents expire between 2022 and 2039. We do not believe that the expiration of any individual patent will have a material adverse effect on our business, financial condition or results of operations. As we develop innovations and new technology, we expect to file additional and supplemental patents to protect our rights in those innovations and new technology.

Sustainability and Environmental Matters

The construction industry generates a significant amount of waste and is estimated to contribute approximately 39% of global carbon emissions. In order to address the growing climate challenges and meet the goals set in the Paris Agreement, the construction industry has begun moving towards decarbonization and sustainable design integration. This includes sustainable material selection and offsite construction.

 Sustainability is an integral component of DIRTT's corporate brand identity. From our solution design and material selection to installation and beyond, sustainable behaviors are built into our decisions and processes. DIRTT's industrialized construction approach utilizes lean manufacturing methods and strategic material sourcing to limit waste production. Renewable energy is leveraged to help reduce the carbon footprint of our operations and solutions. Our innovations and products generally work with prior iterations, and our solutions can adapt to changing needs. We believe our projects help reduce the wastefulness present in conventional construction methods because our clients obtain customized spaces that can be more easily reconfigured over time and with higher recycled or recyclable content.

 In 2021, we released our first Environment, Social and Governance (ESG) report outlining our commitment to sustainability and the environment, as well as providing full disclosure of our current environmental and sustainability impacts. As we continue to work towards the goals set forth in our ESG report and advance our efforts by setting new goals, we continue to better our business and solutions for our clients.

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

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act enacted in April 2012. Certain specified reduced reporting and other regulatory requirements are available to public companies that are emerging growth companies. These provisions include:

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

•	December 31, 2024;
•	the date on which we have, during the prior three-year period, issued more than $1 billion in non-convertible debt; or
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

Human Capital Resources

As of December 31, 2021, DIRTT employed 1002 employees, 99% full time, 1% part time. We had 989 full-time employees consisting of 588 employees in production, 110 employees in sales and marketing, 100 employees in technology and development, 112 employees in operations support, and 79 general and administrative employees. At year-end, approximately 56% of our workforce are salaried employees and approximately 44% are compensated on an hourly basis. As of December 31, 2021, approximately 33% of our workforce was based in the United States, and approximately 67% was based in Canada. Our 2021 hiring efforts were directed towards both our manufacturing and non- manufacturing functions. This reflects the build out of our commercial organization, accounting for 20% of our new hires, and streamlining our operations space, accounting for 59% of our hiring activities. The Company’s recent gender diversity data shows that 28% (2020 – 28%) of our employees are female company wide. In 2021 we hired 137 employees, with 36% of new employees being female. On February 22, 2022, we announced an intended reduction of our salaried headcount by approximately 18%.

Diversity & Inclusion

DIRTT recognizes the importance of progressing conversations and initiatives around diversity and inclusion. “Grow through diversity” is one of our core values. Our strategy encompasses leadership training around key topics related to unconscious bias, allyship and the value of attracting and retaining a diverse and inclusive organization. The strategy further focuses on the establishment and deployment of learning streams, mentoring circles and incorporation of inclusive language into our offer packages and benefit materials. Our efforts begin at the early stages of the employee life cycle, where diversity candidates are highlighted and presented to hiring managers for review. We seek to hire based on talent, skill, capability needs and fit. DIRTT has also incorporated diversity into various internal programs including succession planning and risk profiles.

Culture & Engagement

DIRTT has put measures in place to assess and enhance the level of engagement and satisfaction of our employees. Specific activities include the deployment of a performance management tool, catered to drive discussions around team goals, performance and development opportunities, and greater transparency around policy and procedures, tied to cost and risk mitigation.

In the first quarter of 2021, we introduced a leadership development program with a total of 146 employees registered that focuses on six core leadership competencies; feedback, communication, conflict, emotional intelligence, leadership presence and navigating change.

In the fourth quarter of 2021, we deployed our company-wide engagement survey focused on core themes of meaningful work, supportive management, positive work environment, growth opportunity, trust in leadership and mental health awareness. Targeted initiatives are being put in place companywide to assess the progression of themes from the survey on overall employee engagement and experience.

Additional initiatives that we attribute to the progression of culture and engagement include launching learning and development opportunities, enhanced communication platforms, employee recognition programs, a company-wide philanthropic organization and a strong focus on virtual social events to further support engagement and connection throughout the COVID-19 pandemic.

Connecting to our community is a critical piece of the DIRTT story. We continue to focus on establishing a stronger community investment program that demonstrates our drive to put community at the center of the business. This involves developing a strategy, carving out a roadmap of initiatives and establishing a committee of employees across the organization. As part of our strategy, we are focusing our efforts on establishing meaningful engagement opportunities, creating inclusive giving campaigns, driving sustainable impact and enabling our employees to connect on philanthropic efforts. In the fourth quarter of 2021, we successfully completed our holiday giving campaign which was a coordinated in-person and virtual effort in support of food banks across North America, focusing on the cities in which we operate. The support for this campaign helped to reconnect DIRTT employees’ desire to give back with tangible outcomes for their communities.

Our core commitment to organizational safety resulted in a Total Recordable Incident Frequency (“TRIF”) of 0.5 in 2021 and 2020, more than 88% below the industry average and a significant improvement from 4.9 TRIF in 2019. Our enhanced health and safety protocols have been effective thus far in mitigating the spread of COVID-19 infections within our facilities and have helped us to avoid any material production disruptions.

We use a range of compensation incentives which vary by role, including annual variable compensation determined based on a combination of achieving team objectives and financial targets for the Company; quarterly bonuses for our manufacturing personnel paid on adherence to targets related to safety, quality, delivery, inventory and productivity; and commissions based on sales. We also use various forms of stock-based compensation as a retention tool and to further align employee interests with the interests of our shareholders. We monitor our retention by way of voluntary turnover, which was 15% in 2021.

In response to the COVID-19 pandemic, DIRTT established a business continuity and response committee to develop robust company-wide COVID-19 protocols and guidelines. Our COVID protocols encompass our employees, visitors and our contractors. The committee has prepared easily accessible COVID-19 guidelines for all areas of the business, including manufacturing, travel, client tours and day-to-day operations. In addition, we have established protocols for reporting and contact tracing, and we have a mandate to limit access to our facilities, offices and other spaces to only essential personnel to further minimize the risk of exposure to COVID-19. DIRTT provides financial support to our employees who test positive or have been identified as a close contact. To ensure that our teams are healthy and safe, we have implemented regular fogging (sanitization) at all our manufacturing facilities and our head office. We have also implemented enhanced cleaning protocols (including the use of stronger chemical concentrations with a focus on high touch areas), increased signage, shift rotations in cafeterias, limited headcounts in conference and meeting rooms, and work-from-home guidelines and other best practices. We provide all our employees, visitors, and contractors with the required COVID-19 controls including personal protective equipment.

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

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which COVID-19, or other public health pandemics or epidemics, impact our employees, operations, customers, suppliers and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the COVID-19 pandemic (and whether there is a resurgence or multiple resurgences of the virus in the future, including as a result of strain variations); the actions taken by governments and public health officials in response to the pandemic; the availability and effectiveness of vaccines, approvals thereof and the speed of vaccine distribution; the impact on construction activity (including related supply chain and labor shortages and their effects on construction schedules and timing); the effect on our customers’ demand for our DIRTT solutions; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. For example, while many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state or provincial actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which may vary by individual jurisdictions. On September 9, 2021, President Biden issued executive orders establishing, among other things, new vaccination requirements applicable to U.S. federal workers and contractors, large employers and healthcare workers. Subject to limited exceptions, the executive order requires U.S. employees of federal contractors to be fully vaccinated against COVID-19 by January 18, 2022. In January 2022, the U.S. District Court for the Southern District of Georgia issued a ruling enjoining the vaccine mandate portion of the executive order. As a federal contractor, we are subject to the executive order and, despite the injunction, have implemented mandatory vaccination rules for all U.S. employees and subcontractors to satisfy the requirements by January 18, 2022. Further, additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of these rules may result in attrition, including attrition of skilled labor, and difficulty securing future labor needs. Additionally, our implementation of these rules may impact our ability to maintain satisfactory arrangements with third-party vendors and service providers, to the extent they are subject to vaccination requirements and they or their employees are unable or unwilling to comply. Any of the foregoing events could have a material adverse effect on our business, liquidity or results of operations.

The shareholder meeting requisition notice delivered by 22NW Fund, LP (“22NW Fund”) could cause us to incur substantial costs, disrupt our operations and strategy, divert the board’s and management’s attention, or have other material adverse effects on us.

On November 17, 2021, 22NW Fund took steps to requisition a special meeting of the Company’s shareholders in order to remove six of the independent directors of the Company and replace them with hand-picked nominees of Mr. Aron English of 22NW Fund. The intentions of 22NW Fund may not be aligned with the interests of our other shareholders. Responding to such actions may be costly and time-consuming, disrupt our operations and strategy, and divert the attention of the board of directors (the “Board”) and our management team from running our business, executing our strategic plan and maximizing performance for our shareholders. In addition, the uncertainty arising from the shareholder requisition could lead to the perception of a change in the direction of our business or instability with our Distribution Partners, clients, suppliers or customers, which may be exploited by our competitors, and may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners, any of which could materially and adversely affect our business and operating results. Moreover, the results of the requisition could impact the strategic direction of the Company in a manner that is adverse to our business and operating results.

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

While we are confident in our strategy, we no longer believe that the financial targets articulated in November 2019 will be achieved by the end of 2023. Implementation of our strategy will require maturity of systems and processes across the organization. There is also no assurance that successful implementation will lead to sustainable, profitable growth, and may itself be disruptive to the Company. Failure to implement our strategic plan could materially and adversely affect our near-term sales, commercial activities, and ability to develop and sustain profitable growth. In addition, the success and timing of our implementation may be dependent upon external factors outside of our control, including the COVID-19 pandemic and its negative impact on construction activities as a whole. However, we remain confident that DIRTT’s value proposition will be as or even more relevant in the post-pandemic world.

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

Our co-founders and former executives, Mogens Smed and Barrie Loberg, have started an interior construction and manufacturing company that we believe competes with us. They, along with a number of our former employees and Distribution Partners who have joined their company have in-depth knowledge about our business, including our customers, employees, products and prospects, and we may be adversely affected by increased competition arising out of this business venture. We are engaged in litigation with Messrs. Smed and Loberg, entities with which they are involved, and other individuals relating to, among other things, enforcement of non-competition and non-solicitation obligations, alleged patent infringement, and alleged misappropriation of proprietary information by them or by us. See Note 18 to the Consolidated Financial Statements. If Messrs. Smed and Loberg further engage in a competitive business against us or if we are not successful in litigation, our business, financial condition and results of operations may be adversely affected.

We depend heavily on our network of Distribution Partners, and the loss or inattention of our Distribution Partners, or the failure of our Distribution Partners to meet their obligations to us, could materially and adversely affect our business, financial condition and results of operations.

We currently do not engage in many direct sales projects and rely almost exclusively on our network of Distribution Partners to promote brand awareness, sell and market DIRTT Solutions, and provide design, installation, distribution and other services to clients on each project. While we are not dependent on any single Distribution Partner, sales generated by approximately 10% of our Distribution Partners comprised approximately 40% of our total revenues for 2021 (2020 – 40%). The loss of any top performing Distribution Partners, particularly to our competitors, may negatively affect our sales, financial condition or results of operations. It may further impair our ability to maintain a market presence in a particular geographic region until a new Distribution Partner relationship is established, which would require significant time and resources.

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

Aluminum represents the largest component of our raw materials consumption. We have experienced fluctuations in the price of aluminum and anticipate that these fluctuations will continue in the future. In particular, during 2021 we experienced significant price inflation across substantially all of our materials, largely due to pandemic-induced supply chain constraints, and it is unclear whether such price increases will be temporary or permanent in nature. Since 2018, the U.S. government has imposed tariffs on steel and aluminum and limited the amounts of steel and aluminum coming into the United States based on the countries of origin of those imports. In 2021 and 2020, we sourced the majority of our aluminum from North America and sourced under 10% of our raw materials from outside North America. Nonetheless, substantial, prolonged upward trends in aluminum and other commodity prices, along with tariffs and import limitations, could significantly increase our costs and adversely affect our liquidity, operating margins and financial condition.

We rely on a limited number of outside suppliers for certain key components and materials, and failure or delay in obtaining the necessary components or materials could delay or prevent the manufacturing or distribution of our DIRTT Solutions.

We rely on certain key suppliers for raw materials and components, including aluminum, glass, wood and hardware. We maintain multiple suppliers for key materials, although for the year ended December 31, 2021, one supplier accounted for approximately 59% of our aluminum supply with three additional suppliers providing approximately 14% each, two suppliers accounted for approximately 58% and 36% of our wood supply, and one supplier accounted for approximately 44% of our hardware supply. While we believe there are other vendors for most of our key requirements, certain materials and components meeting our quality standards are available only through a limited number of vendors. If we are required to obtain another source for these materials or components, we may not be able to obtain pricing on as favorable terms or on terms comparable to our competitors. Any failure or delay in obtaining the necessary raw materials or components in the quantities and quality required may result in increased costs and delays in manufacturing or distributing our products, which could have a material adverse effect on our liquidity, financial condition, or results of operations. A vendor may also choose, subject to existing contracts, to modify its relationship with us due to general economic concerns or specific concerns relating to that vendor or us, at any time. These modifications might include additional requirements from our suppliers that we provide them additional security in the form of prepayments or with letters of credit. Any significant change in the terms that we have with our key suppliers could materially and adversely affect our liquidity, financial condition or results of operations.

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

Compliance with new or amended tax laws and regulations could have a material adverse effect on our business. We base our tax positions upon our understanding of the tax laws (including, applicable tax treaties) of the countries in which we have assets or conduct business activities. However, our tax positions are subject to review and possible challenges by taxing authorities, including as to the computation and allocation of income, transfer pricing and other complex issues. This includes adverse changes to the manner in which Canada, the United States and other countries tax local and foreign corporations and interpret or change their tax laws and applicable tax treaties, including in light of the increased focus by the U.S. Congress, the Canadian government, the Organisation for Economic Co-operation and Development and other government agencies in jurisdictions where we do business on issues related to the taxation of multinational corporations. We cannot determine in advance the extent to which such jurisdictions may amend their tax laws, review our tax positions, or assess additional taxes or interest and penalties on such taxes. In addition, our effective tax rate may be increased by changes in the valuation of deferred tax assets and liabilities, our cash management strategies, local tax rates, or interpretations of tax laws.

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

We have incurred significant losses since commencing business. We incurred net losses of $53.7 million and $11.3 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, we had an accumulated deficit of $111.3 million. These losses and accumulated deficits were due in part to the substantial investments made to grow our business and acquire clients, to further develop our service offerings through product and software development, to ensure that we have sufficient production capacity and capability to deliver on our commitment of rapid delivery times and to preserve our production, innovation and commercial capabilities through the economic disruption caused by the global COVID-19 pandemic in anticipation of a significant increase in construction activity as the pandemic impacts abate. Past results may not be indicative of our future performance, and there can be no assurance that we will generate net income in the future.

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

We have negative cash flow from operating activities.

We had negative cash flow from operating activities for the year ended December 31, 2021. Continued negative operating cash flow may compromise our ability to make interest and principal payments on the convertible unsecured subordinated debentures issued on January 25, 2021 and December 1, 2021 (collectively, the “Debentures”) on a timely basis, or at all, and to execute our strategic plan. Until we are able to generate positive cash flow from operating activities, our ability to finance our operations will be dependent on our cash reserves and available credit facilities and, if required, our ability to obtain additional external financing. Although we anticipate we will have positive cash flow from operating activities in future periods, we cannot guarantee that such future cash flow will be sufficient or that a prolonged recovery from the COVID-19 pandemic, or other changes to our circumstances, will not necessitate additional financial resources to fund our operating activities.

In response to our negative cash flow from operations, on February 22, 2022, we commenced the process of closing our Phoenix aluminum manufacturing facility, shifting related manufacturing to both our Savannah and Calgary aluminum facilities. This is expected to result in a net headcount reduction of approximately 26 and annualized cost savings of approximately $2.4 million. Additionally, we announced our intention to eliminate approximately 18% of our salaried workforce including manufacturing and office positions which, along with other cost reduction initiatives, are expected to yield annualized savings of approximately $13.0. One-time costs associated with these workforce reductions and other costs savings measures are approximately $5 million.

We have recognized, and may recognize in the future, impairment charges for our goodwill and certain other non-current assets.

During the year ended December 31, 2021, we impaired the $1.4 million net carrying value of goodwill on our consolidated balance sheet. Significant negative industry or economic trends, disruptions to our business, planned or unexpected significant changes in the use of the assets, and sustained market capitalization declines may result in the impairment of goodwill or other intangible assets. We annually test our goodwill for impairment during the fourth quarter of the calendar year. Based on our testing, the fair value of goodwill did not exceed the carrying value of its net assets and, accordingly, the entire $1.4 million balance of goodwill was impaired as at December 31, 2021. Any further charges relating to impairments could have a material adverse impact on our results of operations in the period in which the impairment is recognized.

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

We are a corporation amalgamated and existing under the laws of Alberta with our principal place of business in Calgary, Alberta, Canada. Some of our directors and officers are residents of Canada and a substantial portion of our assets and those of such persons are located outside the United States. Consequently, it may be difficult for U.S. investors to effect service of process within the United States upon us or our directors or officers who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon civil liabilities under the Securities Act of 1933. Investors should not assume that Canadian courts: (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or blue sky laws of any state within the United States or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue sky laws.

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

General Risks

Difficulties in recruiting and retaining qualified officers or employees, or experiencing labor shortages or disruptions, could have a material adverse effect on our business and results of operations.

Our success will depend in part on our ability to attract, develop and retain qualified personnel as needed. We are currently searching for a permanent replacement for our chief executive officer position; however, the marketplace for attracting senior executives is competitive, and there can be no assurances concerning the timing or outcome of our search for a new chief executive officer. Although we anticipate smooth transitions, any changes to members of our senior management may be disruptive to our operations, including by diverting our Board’s and management’s time and attention and a decline in employee morale. If there are any delays in this process, our business could be negatively impacted. We may be affected by labor shortages or disruptions, particularly in locations where we operate manufacturing facilities. If we fail to attract or retain qualified personnel, or experience labor shortages or disruptions, we could incur higher recruiting expenses, a loss of manufacturing capabilities, or inability to respond to significant increases in demand, all of which could have a material adverse effect on our business and results of operations.

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

Our principal executive offices are located in Calgary, Alberta, where we lease approximately 73,000 square feet of office and manufacturing space. Our lease expires in September 2022 and we are in the process of negotiating a five-year extension. Our principal manufacturing facilities are located in Calgary, Alberta; Rock Hill, South Carolina; and Savannah, Georgia. On February 22, 2022 we announced our intention to close the Phoenix manufacturing facility and DXC as discussed in Item 1. “Business” in this Annual Report. As a result, in February 2022, we announced our intention to expand our tile manufacturing capabilities at the South Carolina Facility to include thermofoil through the relocation of existing underutilized equipment from the Calgary tile facility and back painted glass capabilities through the relocation of equipment from the Phoenix facility.

Our wall surfaces (which we call tiles) are manufactured in Calgary and Rock Hill, casework and timber solutions are manufactured in Calgary, while aluminum, glass and power components are manufactured in Calgary and Savannah. In Calgary, we lease an aggregate of approximately 358,000 square feet of manufacturing space across three facilities (excluding our principal offices), which leases expire in January 2023 and January 2024. In Phoenix, we lease approximately 130,000 square feet of manufacturing space across two facilities, which leases expire in March 2027 and we intend to sublease the Phoenix manufacturing facility and DXC upon closure. In Savannah, we lease approximately 81,000 square feet of manufacturing space, which lease expires in February 2029. In October 2019, we entered into a 15-year lease, which DIRTT may extend for two additional 5 year periods at its option, for a tile factory of approximately 130,000 square feet in Rock Hill, South Carolina. Should the need arise, we have the expansion rights to lease an additional 130,000 square feet of space. In March 2020, we entered into an 8 year lease, which DIRTT may extend an additional 5 years at its option, of approximately 18,000 square feet of space for a DXC in Dallas, Texas.

Our ICE development offices are located in Calgary, Alberta and Salt Lake City, Utah. In Calgary, we sublease approximately 8,700 square feet of office space pursuant to a lease that expires on January 31, 2023. In our Salt Lake City development office, which also houses a DXC, we lease approximately 6,600 square feet of office space pursuant to a lease that expires in December 2023. In New York City, New York, we lease approximately 4,100 square feet of space to operate a DXC; this lease expires in February 2024. In Chicago, Illinois, we own approximately 6,200 square feet of office space, which we use to operate a DXC.

Through distributed manufacturing we can shift production of some components among our manufacturing sites, reduce transportation times and costs, and meet targeted lead times. We believe that our current and planned facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Item 3.	Legal Proceedings.

We are pursuing multiple lawsuits against our former founders, Mogens Smed and Barrie Loberg, their new company Falkbuilt Ltd. (“Falkbuilt”), and other related individual and corporate defendants for violations of fiduciary duties and noncompetition and non-solicitation covenants contained in their executive employment agreements, and the misappropriation of our confidential and proprietary information in violation of numerous Canadian and U.S. state, and federal laws pertaining to the protection of our trade secrets and proprietary information and the prevention of false advertising and deceptive trade practices.

As of December 31, 2021, our litigation against Falkbuilt, Messrs. Smed and Loberg, and their associates was comprised of four main lawsuits: (i) an action in the Alberta Court of Queen’s Bench instituted on May 9, 2019 against Falkbuilt, Messrs. Smed and Loberg, and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, and duties of loyalty, fidelity and confidentiality, and the misappropriation of our confidential information (the “Canadian Non-Compete Case”); (ii) an action in the U.S. District Court for the Northern District of Utah instituted on December 11, 2019 against Falkbuilt, Smed, and other individual and corporate defendants alleging misappropriation of our confidential information, trade secrets, business intelligence and customer information (the “Utah Misappropriation Case”); (iii) an action for federal patent infringement in the U.S. District Court for the Northern District of Illinois instituted on August 6, 2020 against Falkbuilt, alleging that Falkbuilt is infringing certain of DIRTT’s patents relating to our proprietary ICE® software (the “Patent Infringement Case”); and (iv) an action in the U.S. District Court for the Northern District of Texas instituted on June 24, 2021 alleging that Falkbuilt has unlawfully used our confidential information in the United States and intentionally caused confusion in the United States in an attempt to steal customers, opportunities, and business intelligence, with the aim of establishing a competing business in the United States market (the “Texas Unfair Competition Case”). We intend to pursue the cases vigorously.

In the Canadian Non-Compete Case, we have conducted extensive document production and questioning of the defendants that support our claims, as follows: (i) Smed and Loberg, and others, breached their duties owed to DIRTT, including their contractual and fiduciary duties; (ii)  Smed, Loberg, and others began developing the new competing company immediately after Smed’s departure; (iii) before it was called Falkbuilt, the new competing company operated through a covert group comprised of then-current DIRTT employees and distribution partners known as the TTIMit Group (which stands for “This Time I Mean It”); (iv) members of the TTIMit Group took steps to conceal their communications by creating and using alias names, using private and personal email addresses and phone numbers, and holding secret meetings and gatherings; (v) the TTMit Group also used then-current DIRTT employees to build out Falkbuilt's warehouse premises and offices, source and purchase equipment for Falkbuilt, assist with market research and develop Falkbuilt's products, build vignettes and drawings, address Falkbuilt's software and computer needs, and name Falkbuilt; and (vi) members of the TTIMit Group conspired together to solicit DIRTT employees and distribution partners, design and sell competing products using DIRTT's confidential information, including DIRTT's pricing lists, DIRTT's product designs, DIRTT's personnel information, and revenue forecast information for DIRTT's distribution partners.  DIRTT is seeking, among other things, an order stopping the defendants from competing with DIRTT, judgment for damages and losses, and an accounting and disgorgement of the defendants' gains from their wrongful misconduct.

In the Utah Misappropriation Case, the Court dismissed certain of the defendants, Falkbuilt Ltd., Falkbuilt, Inc. and Mogens Smed without prejudice, finding that Utah was an inconvenient forum. We appealed that ruling and also filed a motion to set aside the previously granted order granting a partial motion to dismiss without prejudice. The Court denied the Motion and that denial is consolidated with the initial appeal. The remaining portion of the Utah Misappropriation Case is stayed pending resolution of the appeal.

In the Patent Infringement Case, we are seeking, among other things, an order enjoining Falkbuilt from infringing our patents and damages for past or continuing infringement. Recently, Falkbuilt was unsuccessful in attempting to initiate an inter partes review and post grant review of our subject patents. The Patent Office found that Falkbuilt had not shown it would be likely to succeed in its invalidity challenges to our patents. Following those denials, the U.S. District Court ordered Falkbuilt to produce discovery regarding our claims. In January 2022, Falkbuilt informed the Court that it had discontinued use of its infringing “Echo Dome” software. On the basis of this representation, the parties entered into a stipulated dismissal without prejudice, which was filed on February 14, 2022.

In the Texas Unfair Competition Case, we allege violations of the U.S. Lanham Act, the Texas Uniform Trade Secrets Act, the Federal Defend Trade Secrets Act, the Pennsylvania Uniform Trade Secrets Act, the Colorado Consumer Protection Act, and the Ohio Deceptive Practices Act, and are seeking preliminary and permanent injunctive relief to restrain Falkbuilt from using or disclosing our confidential business information in the United States, and awards of compensatory damages, exemplary damages, and attorneys’ fees. The defendants have moved to dismiss the Texas case without prejudice arguing that Texas is an inconvenient forum.

Falkbuilt also filed a lawsuit against us on November 5, 2019 in the Court of Queen’s Bench of Alberta, alleging that DIRTT has misappropriated and misused their alleged proprietary information in furtherance of DIRTT’s product development. Falkbuilt seeks monetary relief and an interim, interlocutory and permanent injunction of DIRTT’s alleged use of the alleged proprietary information. We believe that the suit is without merit and filed an application for summary judgement to dismiss Falkbuilt’s claim.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information; Holders of Record

Our common shares are traded on the TSX under the symbol “DRT” and on Nasdaq under the symbol “DRTT.”

As of February 23, 2022, there were 85,351,261 common shares outstanding and 192 shareholders of record.

Dividends

We have not declared or paid any cash dividends on our common shares to date. The declaration and payment of dividends is at the discretion of the Board, taking into account (i) our earnings, capital requirements and financial condition, (ii) restrictions on our ability to pay dividends under our RBC Facility (as defined below), and (iii) such other factors as the Board considers relevant. Our RBC Facility generally limits our ability to pay any dividends or make any other distribution on our outstanding common shares. See

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility” for more information.

Performance Graph

The following graph illustrates a comparison of the total cumulative shareholder return of our common shares with the cumulative return of the S&P/TSX Composite Index and the S&P 600 Building Products Index for the period commencing December 31, 2016 and ending on December 31, 2021. The graph assumes an initial investment of $100 on December 31, 2016, in our common shares, the shares comprising the S&P/TSX Composite Index, and the shares comprising the S&P 600 Building Products Index. The below shareholder return calculations are based on the exchange rates as reported by the H.10 statistical release of the Board of Governors of the Federal Reserve System as of the year-end exchange rate for the applicable period. The comparisons in the table are required by the SEC and applicable securities laws in Canada and are not intended to forecast or be indicative of possible future performance of our common shares. This graph and related materials shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock		December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
or index	Ticker	2016	2017	2018	2019	2020	2021
DIRTT Environmental Solutions Ltd.	DRT	$100.00	$115.30	$95.89	$70.21	$51.04	$40.72
S&P/TSX Composite Index	SPTSX	$100.00	$113.73	$92.19	$115.61	$120.83	$145.88
S&P 600 Building Products Index	SML	$100.00	$108.78	$83.65	$99.55	$120.04	$140.93

Recent Sales of Unregistered Securities; Issuer’s Purchases of Equity Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2021 and 2020 together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report. The discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may effect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described under the headings “Risk Factors” and “Special Note Cautionary Statement Regarding Forward Looking Statements” appearing elsewhere in the Annual Report.

Overview

We are an innovative manufacturing company featuring proprietary software and virtual reality visualization platform, coupled with vertically integrated manufacturing that designs, configures and manufactures prefabricated interior solutions used primarily in non-residential spaces across a wide range of industries and businesses. We combine innovative product design with our industry-leading, proprietary ICE Software, and technology-driven, lean manufacturing practices and sustainable materials to provide end-to-end solutions for the traditionally inefficient and fragmented interior construction industry. We create customized interiors with aesthetics of conventional construction but with greater schedule and cost certainty, shorter lead times, greater future flexibility, and better environmental sustainability than conventional construction.

Our ICE Software allows us to sell, design, visualize (including 3D virtual reality modeling of interiors), configure, price, communicate, engineer, specify, order and manage projects, thereby reducing challenges associated with traditional construction, including cost overruns, change orders, inconsistent quality, delays and material waste. While other software programs and virtual reality tools are used in the architectural and construction industries, our ICE Software is the only interior construction technology that provides end-to-end integration, from design through order engineering, manufacturing and installation. Our interior construction solutions include prefabricated, customized interior modular walls, ceilings, and floors; decorative and functional millwork; power infrastructure; network infrastructure; and pre-installed medical gas piping systems. We strive to incorporate environmentally sustainable materials and reusable components into our solutions while creating flexible, functional and well-designed environments for the people who will use them.

We offer our interior construction solutions throughout the United States and Canada through a network of independent Distribution Partners and an internal sales team. Our Distribution Partners use ICE to work with stakeholders, including end users, to envision and design their spaces, and orders are electronically routed through ICE to our manufacturing facilities for production, packing and shipping. Our Distribution Partners then coordinate the receipt and installations of our interior solutions at the end users’ locations.

Summary of Financial Results

•

Revenues for the year ended December 31, 2021 were $147.6 million, a decline of $23.9 million or 14% from $171.5 million for the year ended December 31, 2020. We believe this decrease principally reflects the severe economic and social impact of the COVID-19 pandemic since March 2020, including a major contraction in construction activity levels in North America due to non-essential business closures, work-from-home requirements, lock-down measures and other regulatory responses implemented by governments and public health officials. The majority of the decrease was incurred in the first quarter of 2021 when the full impact of the contraction in construction activity was experienced and with most of our pre-pandemic projects in process completed in 2020. Additionally, in the third quarter of 2021, a resurgence of COVID-19 infections due to the Delta variant delayed return to work plans, customer investment decisions and associated construction activities.

•

Gross profit for the year ended December 31, 2021 was $23.5 million or 15.9% of revenue, a decline of $29.8 million or 56% from $53.3 million or 31.1% of revenue for the year ended December 31, 2020. The decrease largely reflects lower revenue levels, significant inflationary increases in the realized cost of materials, transportation and packaging, negative fixed cost leverage and under-utilized labor capacity, incremental fixed costs of our new South Carolina Facility and the impact of a stronger Canadian dollar. Of the 15.2% difference in gross profit as a percentage of revenue in 2021 versus 2020, approximately 6% is due to higher material, transportation and packaging costs, 2% is due to negative fixed cost leverage, 2% is due to the incremental South Carolina facility fixed costs, and 2% is due to a stronger Canadian dollar with the balance related to inherent labor inefficiency at lower revenue levels and reduced timber provision reversals.

•

On October 12, 2021 we announced an approximate 6.5% overall increase in our product and transportation prices effective on new orders subsequent to November 15, 2021 to offset these increased materials, transportation and packaging costs, the benefits of which are expected to be largely realized in 2022.

•

Adjusted Gross Profit and Adjusted Gross Profit Margin (see “Non-GAAP Financial Measures”) for the year ended December 31, 2021 was $34.0 million or 23.1%, respectively, a decrease from $63.4 million or 37.0%, respectively, for the year ended December 31, 2020, due to the reasons described above. Excluded from Adjusted Gross Profit for the year ended December 31, 2021 and 2020 are $1.8 million and $2.0 million, respectively, of overhead costs associated with operating at lower than normal capacity levels, which were charged directly and separately to cost of sales rather than as a cost attributable to production.

•

Net loss for the year ended December 31, 2021 was $53.7 million compared to $11.3 million for the year ended December 31, 2020. The higher net loss is primarily the result of the above noted reduction in gross profit, a $10.8 million increase in operating expenses, explained below, a $2.8 million increase in interest expense and a $1.3 million decrease of government subsidies. These decreases were partially offset by a $2.3 million reduction in income tax expense and a $0.2 million decrease in foreign exchange losses.

•

Operating expenses increased by $10.8 million to $85.4 million in 2021 from $74.6 million in 2020. This increase is largely due to an estimated $2.7 million impact of a stronger Canadian dollar on Canadian-based operating expenses, $2.4 million of increased stock based compensation costs, $2.1 million of incremental depreciation, primarily from our new and renovated DXCs, $1.4 million of goodwill impairment charges, $0.9 million of incremental professional fees, higher salary and wage expenses as we continue to build our sales organization, and increased travel, meals and entertainment costs due to easing of COVID-19 restrictions. These increases in operating costs were partially offset by $2.5 million of lower commissions on reduced sales activities. Additionally, in 2020 operating expenses included a $1.2 million reversal of a provision relating to a claim for severance by one of our former founders and a $0.6 million provision recorded for expected credit losses against our accounts receivable balances, both of which did not re-occur in 2021.

•

Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the year ended December 31, 2021 was a $41.3 million loss or (28.0)%, a decline of $34.1 million from a $7.2 million loss or (4.2)% for the year ended December 31, 2020 for the above noted reasons.

Outlook

DIRTT believes there are two very significant changes taking place in the market that it can capitalize on. The first is that organizations are beginning to decisively move forward with planning and implementing ‘return to work’ strategies. There is a strong need to modify their workspace to accommodate a more flexible environment in the short-term, which in turn could change again over the medium- to long-term as post-pandemic requirements continue to evolve. The second, not related to the pandemic, is one in which many organizations in different sectors are trying to enhance their physical presence in local communities by adopting a single design model that works in multiple jurisdictions. We believe we are well-positioned to capitalize on both trends, but DIRTT needs to modify how it operates to capture these opportunities.

As a result, on January 18, 2022, we announced a change in its leadership, appointing Todd Lillibridge, the Board Chair, as interim chief executive officer and he is expected to serve until a permanent chief executive officer is selected. Mr. Lillibridge has led the implementation of a process that the Board was directing since the summer of 2021 to modify and adapt the Company’s strategic plan.

Subsequent to the change in leadership, DIRTT announced several initiatives to better position itself to pursue these market opportunities while simultaneously establishing goals to achieve or exceed break-even profitability through both operational efficiency and improved sales effectiveness in the context of our long-term strategic plan.

We are implementing a master facility plan which will expand aluminum manufacturing in our Calgary and Savannah manufacturing facilities while closing its Phoenix facility. This is expected to result in net headcount reduction of approximately 26 and annualized cost savings of approximately $2.4 million, excluding severance and other one-time costs of approximately $1.7 million, which costs are expected to be incurred in the first half of 2022. We are also expanding capabilities of the South Carolina Facility, which produces chromacoat panels, to add thermofoil panels and back-painted glass production. This enhancement will enable us to significantly cut the shipping time and cost for thermofoil panels to customers located in the East and Midwest regions of the United States, as well to as leverage the fixed cost base of the South Carolina Facility. This expansion is being achieved through the transfer of existing equipment from the Calgary and Phoenix facilities and is not expected to incur any material capital costs. This is the first of several capability enhancements that were envisioned when the South Carolina Facility was launched last year.

After these changes to our manufacturing facilities, we will continue to have manufacturing capacity close to $500 million in annual revenue, sufficient to remain responsive to fluctuations in demand and to accommodate mid-term growth.

The Company is optimizing its order process, which it believes will facilitate a reduction in standby production capacity. DIRTT is changing its standard payment terms to 50% due on shipment, not order. By separating its deposit requirement from the order entry process, management believes the Company can encourage earlier order entry, thereby improving both internal revenue forecasting and production scheduling such that we expect to reduce standby production labor capacity by up to 20%, while continuing to provide certainty in scheduling.

We have finalized an organization-wide restructuring of positions that reduced our salaried headcount by approximately 18%, including the elimination of manufacturing and office positions which, along with other cost reduction initiatives are expected to yield annualized savings of approximately $13 million.

Lastly, the Company is also implementing several initiatives regarding pricing.

•	Effective June 1, it will introduce a 5% price increase in response to continued inflation in our material costs;
•

Launching new aggressive pricing strategies on its Reflect® and Inspire® lines of glass fronts and applied headwalls, with a view to capturing greater market share in an important entry point into its full solution suite of offerings; and

•

Recognizing the considerable value DIRTT adds during the pre-construction stage of projects, particularly within our strategic accounts group, we will begin offering certain of those services for a fee.

These steps are in addition to the following actions taken in the fourth quarter of 2021 to preserve financial liquidity and address inflationary impacts on raw materials and transportation and the effects of that year’s sales softness on our financial position.

•	A price increase on our interior solutions and an adjustment to our freight charges, effective November 16, 2021, resulting in an overall increase of approximately 6.5%;
•	The successful completion of an offering of C$35.0 million (approximately $25.6 million net) aggregate principal amount of 6.25% convertible unsecured subordinated debentures due 2026; and
•

A reduction in 2022 planned capital expenditures to approximately $7.0 million from $14.1 million in 2021 reflecting the successful completion of our Dallas DXC and our South Carolina Facility. Our 2022 capital expenditure program is comprised of approximately $2.5 million related to refreshes of DXCs, continued enhancement of our customer relationship management system and website redesign, approximately $2.5 million on software development and approximately $2.0 million on manufacturing and other capital upgrades.

Building on the transformative work that has been implemented to date in our commercial function, in 2022 we are focused on improving our overall sales effectiveness by adopting a more strategic sales focus on our core, innovative products which deliver higher margins, and which continue to provide clients design freedom, and certainty in cost, schedule, and outcomes.

Our partners have been and remain a key element in our go-to-market strategy. Enhancing both partner effectiveness and accountability will be a priority in 2022. This includes improving the geographic and capability coverage of our partner network through recruitment of new partners, including those with general contracting construction experience, clarifying roles and responsibilities to reduce duplication of effort and improve overall efficiency, and simplifying the sales process through an increased emphasis on core product sales. Our partners are a direct conduit to many of our end customers and we commenced establishing a partner council to elevate partner feedback within our organization and provide further insight to support our commercial and operational decision making.

Strategic accounts are a cornerstone in our strategy to drive long-term sustainable and predictable growth. These types of clients manage large real estate footprints in numerous locations. For these clients it is advantageous and important to establish consistency in design and execution, repeatability, and speed to market. While these relationships can take time to develop, once they are established, the time and resources required to execute additional projects is reduced, creating profitable, predictable revenue streams. In return, clients benefit from a single point of accountability at DIRTT, a strong North American network of partners, full lifecycle support from established design standards and pre-construction expert support for their architects, designers and general contractors to field work and post installation support. At year end, relationships in development with this group expanded to 55. Of those relationships, we delivered projects in 2021 for 28 and we have identified project opportunities for 42 in 2022. Over half of these are in healthcare and financial services industries. We will monitor both the expansion of relationships in development and the number of projects for these clients as a measure of our success.

We intend to continue to invest to advance our capabilities in strategic marketing. These efforts include maturing and evolving our presence in the market from being champions of our own disruptive concept to being enablers of others’ innovation and growth.

The focus is on strengthening our voice in the customer with the architect and design community and driving brand awareness. We plan to launch a refined brand identity later this year that better demonstrates our improved offering and capabilities.

We are budgeting for annual 2022 revenue of between $170 and $180 million for 2022, based on our product and transportation project pipeline for 2022 at January 1, 2022 of $302 million at a conversion rate of 55%, which is consistent with historical ranges and represents an estimated 20% increase in revenues over 2021 pandemic impacted levels. While this 12-month forward pipeline increased by 8% at January 1, 2022 compared to January 1, 2021, the quality of the pipeline has improved in 2022.

The distribution of our current pipeline among our verticals of commercial, healthcare, education and government is 62%, 17%, 12% and 9%, respectively and is generally consistent with prior years. We anticipate first quarter 2022 revenues will be between $38 million and $42 million compared to first quarter 2021 revenues of $29.5 million.

Based on budgeted annual revenue levels, taking into account the initiatives previously described and excluding our related one-time restructuring costs and expected incremental professional fees, (1) we believe that our annual Adjusted EBITDA loss and net loss will demonstrate a significant improvement from 2021 levels, (2) we believe we will shift to positive Adjusted EBITDA in 2023, with a corresponding decrease in net loss, due to both the improved sales focus and operational efficiencies described above, and assuming an improved macroeconomic environment as the pandemic recovery takes hold. Nevertheless, we no longer believe that the financial targets we initially articulated in November 2019 are achievable by the end of 2023.

Non-GAAP Financial Measures

Note Regarding Use of Non-GAAP Financial Measures

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These GAAP financial statements include non-cash charges and other charges and benefits that we believe are unusual or infrequent in nature or that we believe may make comparisons to our prior or future performance difficult.

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

Government subsidies, depreciation and amortization, stock-based compensation expense, foreign exchange gains and losses and impairment expenses are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

The following non-GAAP financial measures are presented in this Annual Report, and a description of the calculation for each measure is included.

Adjusted Gross Profit	Gross profit before deductions for costs of under-utilized capacity, depreciation and amortization

Adjusted Gross Profit Margin	Adjusted Gross Profit divided by revenue

EBITDA	Net income before interest, taxes, depreciation and amortization

Adjusted EBITDA	EBITDA adjusted to remove foreign exchange gains or losses; impairment expenses; stock-based compensation expense; government subsidies; and any other non-core gains or losses

Adjusted EBITDA Margin	Adjusted EBITDA divided by revenue

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

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	For the Year Ended December 31,
	2021	2020	% Change
	($ in thousands)
Revenue	147,593	171,507	(14)
Gross Profit	23,460	53,283	(56)
Gross Profit Margin	15.9%	31.1%
Operating Expenses
Sales and Marketing	31,041	28,049	11
General and Administrative	30,595	26,663	15
Operations Support	9,372	9,381	-
Technology and Development	8,234	8,111	2
Stock-based Compensation	4,713	2,351	100
Goodwill Impairment	1,443	-	N/A
Total Operating Expenses	85,398	74,555	15
Operating Loss	(61,938)	(21,272)	191
Operating Margin	(42.0)%	(12.4)%

Revenue

The following table sets forth the contribution to revenue of our DIRTT Solutions and related offerings.

	For the Year Ended December 31,
	2021	2020	% Change
	($ in thousands)
Product	129,031	150,004	(14)
Transportation	13,231	15,491	(15)
License fees from Distribution Partners	738	1,194	(38)
Total product revenue	143,000	166,689	(14)
Installation and other services	4,593	4,818	(5)
	147,593	171,507	(14)

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

Revenue decreased in the year ended December 31, 2021 by $23.9 million or 14% compared to 2020. The majority of the decrease was incurred in the first quarter of 2021 when the full impact of the contraction in construction activity was experienced as most of the pre-pandemic projects in process were completed in 2020, and a resurgence of COVID-19 infections due to the Delta variant delayed return to work plans, customer investment decisions and associated construction activity.

Throughout 2020, we were able to partially mitigate the COVID-19 induced slowdown in overall construction activity through the completion of projects that were in progress when the pandemic started. With most of these projects delivered by the end of the fourth quarter of 2020, the first quarter of 2021 was the low point for sales and represents $11.5 million of the year over year decrease, reflecting the full impact of the slowdown in non-residential construction activity on DIRTT’s business. Second quarter 2021 revenues returned to 2020 levels, driven largely by increased activity with a large strategic health care provider and the delivery of COVID-19 vaccination trailers. Third quarter 2021 revenues, which started out consistent with 2020 levels, were adversely impacted by a combination of a resurgence in COVID-19 infection rates in late August and September 2021 due to the Delta variant and upstream supply chain issues, resulting in a $12.1 million decrease in year over year revenues. Fourth quarter 2021 revenues of $42.9 million returned to 2020 levels, including three significant projects in the banking sector and a large government project.

We have made substantial improvements to our commercial function, as outlined in our strategic plan, including building an appropriate organizational structure, improving the effectiveness of our existing sales force, attracting new sales talent, establishing strategic marketing and lead generation functions, as well as expanding and better supporting our Distribution Partner network. While we believe these actions are critical to driving long-term, sustainable growth, particularly as the recovery from the COVID-19 pandemic commences, these actions did not have a measurable effect on 2021 revenues in light of the severe economic adversity caused by the pandemic. Additionally, in response to significant increases in the costs of raw materials, shipping materials and freight, effective November 16, 2021, DIRTT increased product and transportation prices on new projects by approximately 6.5%, with the benefits largely expected to be realized in 2022.

Installation and other services revenue was $4.6 million for the year ended December 31, 2021 compared to $4.8 million in 2020. The changes in installation and other services revenue are primarily due to the timing of projects. Except in limited circumstances, our Distribution Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Distribution Partner network to expand our market penetration and ensure best practices are shared across local markets. At December 31, 2021, we had 69 Distribution Partners servicing multiple locations. During 2020 and 2021, we made several changes and upgrades to our Distribution Partner network, expanding our relationships with new and existing partners and ending our relationships with others. Our clients, as serviced primarily through our Distribution Partners, exist within a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology and hospitality.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market.

	For the Year Ended December 31,
	2021	2020	% Change
	($ in thousands)
Commercial	84,488	102,245	(17)
Healthcare	30,130	35,400	(15)
Government	16,012	14,128	13
Education	11,632	13,722	(15)
License fees from Distribution Partners	738	1,194	(38)
Total product revenue	143,000	166,689	(14)
Service revenue	4,593	4,818	(5)
	147,593	171,507	(14)

	For the Year Ended December 31,
	2021	2020
	(in %)
Commercial	60	63
Healthcare	21	21
Government	11	8
Education	8	8
Total Product Revenue(1)	100	100

(1)	Excludes license fees from Distribution Partners.

Revenue decreased in the year ended December 31, 2021 by 14% compared to the year ended December 31, 2020 and was driven primarily by the full impact of the COVID-19 induced slowdown in non-residential construction activity experienced beginning in the first quarter of 2021 and by ongoing upstream supply chain issues on overall construction schedules. Commercial revenues decreased by 17% from the prior year, due largely to the severe impact of COVID-19 on commercial construction activities in North America since March 2020, particularly in the first and third quarters of 2021 as described in more detail above. Healthcare sales tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. In 2021, healthcare sales were 15% lower, respectively, due primarily to the timing of projects with the 2020 period including two large projects of approximately $4.0 million each that did not re-occur in 2021. Education sales in 2021 decreased by 15% over the prior period. At the beginning of the pandemic, education spending effectively paused with many institutions suspending in-person classes. Government revenues increased due to the timing of certain projects.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Year Ended December 31,
	2021	2020	% Change
	($ in thousands)
Canada	17,299	18,848	(8)
U.S.	130,294	152,659	(15)
	147,593	171,507	(14)

Historically, approximately 15-25% and 75-85% of revenues are derived from sales to Canada and the United States, respectively. In 2020 and 2021, revenues from Canada fell to 11% and 12%, respectively, of total sales while sales to the United States increased to 89% and 88%, respectively, of total sales. COVID-19 infection rates and resulting regulatory responses by governments and public health officials have varied significantly by region, impacting the relative contribution of sales from each country.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.0 million to $31.0 million for the year ended December 31, 2021 from $28.0 million for the year ended December 31, 2020. The increases were largely related to increased salary and wage expenses as we continue to build our sales organization, higher depreciation and operating expenses as we completed our Chicago and Dallas DXCs in 2020 and 2021, respectively, and increased travel, meals and entertainment as restrictions on travel have eased. As economies re-open, we anticipate travel, meals and entertainment expenses will increase over current levels, the timing and amount of such expenses, however, are indeterminate at this time. These increases were partially offset by lower commission expense.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses increased $3.9 million to $30.6 million for the year ended December 31, 2021 from $26.7 million for the year ended December 31, 2020. The increase was due to higher salaries, benefits and severance costs and $0.9 million of incremental professional fees. In addition, the year ended December 31, 2020 included a $1.2 million reversal of a provision relating to a claim for severance by one of our former founders and a $0.6 million credit loss, both of which were not repeated in 2021.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Distribution Partner project execution and our manufacturing operations. Operations support expenses of $9.4 million were consistent with 2020.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses increased by $0.1 million to $8.2 million for the year ended December 31, 2021, compared to $8.1 million for the year ended December 31, 2020, primarily related to a decrease in capitalized software development costs offset by lower variable compensation provision and other burdens in the current year.

Stock-Based Compensation

Stock-based compensation expense for the year ended December 31, 2021 was $4.7 million compared to $2.4 million in 2020. The increase was largely due to grants of restricted share units and deferred share units, lowered by the impact of fair value adjustments on cash settled awards as a result of our share price decreasing during the year ended December 31, 2021.

Goodwill Impairment

Goodwill impairment expense for the year ended December 31, 2021 was $1.4 million compared to $nil in 2020. We test goodwill for impairment annually during the fourth quarter of the calendar year. Due to the ongoing impact of the COVID-19 pandemic on our financial results in 2021, we determined it was necessary to use the quantitative approach to perform our goodwill impairment test. Based on our testing, the fair value of goodwill did not exceed the carrying value of its net assets and, accordingly, the entire $1.4 million balance of goodwill was impaired as at December 31, 2021.

Government Subsidies

Government subsidies for the year ended December 31, 2021 was $11.5 million compared to $12.7 million for the same period of 2020 and all amounts were fully collected at December 31, 2021.

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the Canada Emergency Wage Subsidy (“CEWS”), providing employers with a taxable subsidy in respect of a specific portion of wages paid to Canadian employees during qualifying periods extending from March 15, 2020 to October 23, 2021, based on the percentage decline of certain Canadian-sourced revenues during each qualifying period. The Company’s eligibility for the CEWS was subject to change for each qualifying period and was reviewed by the Company for each qualifying period, with amounts being received for various, but not each, qualifying period. Pursuant to amendments enacted as part of the 2021 Canadian federal budget, the Company may be required to repay all or a portion of the CEWS amounts for any qualifying period commencing after June 5, 2021 where the aggregate compensation for “specified executives” (within the meaning of the CEWS) during the 2021 calendar year exceeds the aggregate compensation for “specified executives” during the 2019 calendar year. On November 19, 2020, the Canadian government also implemented the Canada Emergency Rent Subsidy (“CERS”), which provided a taxable subsidy to cover eligible expenses for qualifying properties, subject to certain maximums, for qualifying periods extending from September 27, 2020 to October 23, 2021, with the amount of the subsidy available to the Company being based on the percentage decline of certain of the Company’s Canadian-sourced revenues in each qualifying period. The Company’s eligibility for the CERS was subject to change for each qualifying period and was reviewed by the Company for each qualifying period. The CEWS and CERS programs expired on October 23, 2021.

Income Tax

The provision for income taxes is comprised of U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Income tax recovery for the year ended December 31, 2021 was $0.2 million, compared to a $2.1 million expense for the same period of 2020. For the year ended December 31, 2021, the Company recorded valuation allowances of $12.0 million (2020 - $5.2 million) against deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada and the United States to fully deduct historical losses. As at December 31, 2021, we had C$65.0 million of loss carry-forwards in Canada and $42.2 million in the United States. These loss carry-forwards will begin to expire in 2032.

Net Loss

Net loss increased to $53.7 million or $0.63 net loss per share in the year ended December 31, 2021 from a net loss of $11.3 million or $0.13 net loss per share for the year ended December 31, 2020. The increased loss is primarily the result of a $29.8 million decrease in gross profit, a $10.8 million increase in operating expenses, a $2.8 million increase in interest expense as a result of the convertible unsecured subordinated debentures issued on January 25, 2021 and December 1, 2021 (collectively, the “Debentures”) and draws on the Leasing Facilities (as defined below) and a $1.3 million decrease in government subsidies. These decreases were partially offset by a $2.3 million decrease in income tax expense and a $0.2 million decrease in foreign exchange losses.

EBITDA and Adjusted EBITDA for the Years Ended December 31, 2021, 2020 and 2019

The following table presents a reconciliation for the year-to-date results of 2021, 2020 and 2019 of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the years presented:

	For the Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Net loss for the year	(53,668)	(11,298)	(4,396)
Add back (deduct):
Interest Expense	3,131	305	131
Interest Income	(77)	(238)	(529)
Income Tax Expense (Recovery)	(204)	2,104	1,019
Depreciation and Amortization	14,513	11,706	12,242
EBITDA	(36,305)	2,579	8,467
Foreign Exchange Losses	335	576	1,324
Stock-based Compensation	4,713	2,351	3,876
Government Subsidies	(11,455)	(12,721)	-
Goodwill Impairment	1,443	-	-
Reorganization Expense	-	-	4,560
Adjusted EBITDA	(41,269)	(7,215)	18,227
Net Loss Margin(1)	(36.4)%	(6.6)%	(1.8)%
Adjusted EBITDA Margin	(28.0)%	(4.2)%	7.4%

(1)	Net loss divided by revenue.

For the year ended December 31, 2021, Adjusted EBITDA and Adjusted EBITDA Margin decreased by $34.1 million to a $41.3 million loss or (28.0)% from $7.2 million loss or (4.2)% in the same period of 2020. This reflects a $29.4 million decrease in Adjusted Gross Profit and $0.3 million in lower costs of underutilized capacity, discussed below, higher salary and wage expenses reflecting the cumulative effect of hires in line with our strategic plan, $0.9 million of incremental professional fees, as well as the estimated $2.7 million impact of a stronger Canadian dollar on Canadian-based operating expenses, excluding depreciation and stock-based compensation. Reductions in Adjusted EBITDA were partially offset by $2.5 million of lower commissions. Additionally, in 2020 operating expenses benefited from a $1.2 million reversal of a provision relating to a claim for severance by one of our former founders and lower costs as a result of reduced activity due to COVID-19, offset by a $0.6 million provision recorded for expected credit losses against our accounts receivable balances, which did not re-occur in 2021.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Years Ended December 31, 2021, 2020 and 2019

The following table presents a reconciliation for the years ended December 31, 2021, 2020, and 2019 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	For the Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Gross profit	23,460	53,283	86,424
Gross profit margin	15.9%	31.1%	34.9%
Add: Depreciation and amortization expense	8,808	8,110	9,195
Add: Costs of under-utilized capacity	1,756	2,010	2,240
Adjusted Gross Profit	34,024	63,403	97,859
Adjusted Gross Profit Margin	23.1%	37.0%	39.5%

Gross profit and gross profit margin decreased to $23.5 million or 15.9% for the year ended December 31, 2021, from $53.3 million or 31.1% for the year ended December 31, 2020. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $34.0 million or 23.1% for the year ended December 31, 2021, from $63.4 million or 37.0% for the year ended December 31, 2020.

The decrease largely reflects lower revenue levels, significant inflationary increases in the realized cost of materials, transportation and packaging, negative fixed cost leverage and under-utilized labor capacity, incremental fixed costs of our new South Carolina Facility and the impact of a stronger Canadian dollar. Of the 15.2% difference in gross profit as a percentage of revenue in 2021 versus 2020, approximately 6% is due to higher material, transportation and packaging costs, 2% is due to negative fixed cost leverage, 2% is due to the incremental South Carolina Facility fixed costs, and 2% is due to a stronger Canadian dollar with the balance related to inherent labor inefficiency at lower revenue levels and reduced timber provision reversals. The decrease was largely due to the impact of fixed costs on lower revenues.

Like many other industries, we experienced a significant increase in the cost of raw materials, transportation and packaging, largely driven by the effects of the pandemic with much of the increases experienced in the second half of 2021. As previously discussed and in response, effective November 16, 2021, we increased prices on new orders by approximately 6.5% to effectively offset these cost increases, with the benefits largely expected to be realized in 2022. We expect such inflationary pressures to continue into 2022 and accordingly announced a further 5% price increase on February 17, 2022, effective June 1, 2022.

Approximately $28.3 million of our annual costs are fixed, related primarily to rent, utilities and other production overhead costs including $2.7 million of incremental costs related to our new South Carolina Facility. Furthermore, at these revenue levels our manufacturing workforce, which would normally be variable, is effectively fixed. We have reduced our manufacturing workforce by 31% since December 31, 2019, not including the net headcount reductions announced on February 22, 2022, while ensuring we can deliver to our customer lead times given inter-week variability in production volumes.

A stronger Canadian dollar on Canadian-based manufacturing costs negatively impacted gross margin by approximately $2.5 million. The year ended December 31, 2021 included a $0.5 million reversal of a timber provision compared to a $1.8 million reversal in the year ended December 31, 2020, discussed further below.

During the fourth quarter of 2019, we determined that we were carrying abnormal excess capacity in our manufacturing facilities as a result of the slowdown in sales and determined certain production overheads should be directly expensed in cost of sales, representing production overheads that were not attributable to production. In the first quarter of 2020, we separately classified $2.0 million as costs related to our under-utilized capacity (1.2% of 2020 annual gross profit margin) in cost of sales. We took steps to manage our excess capacity, including the reduction in staffing by 14%, with a further 12% reduction in April 2020 for a total reduction of 25% from prior year levels, and the undertaking of planned factory curtailments. The staffing reductions realigned our capacity with expected activity levels; however, our fixed costs continued to affect our Adjusted Gross Profit Margin, which we expect to remain below historical percentages until sales improve. In the first quarter of 2021, we experienced the full impact of the slowdown in non-residential construction activity on our business. In anticipation of a recovery in demand for our products and services and to preserve our skilled workforce, we deliberately maintained manufacturing headcount, while implementing selective furlough days, in the first quarter of 2021 despite the shortfall in revenues relative to capacity. As a result, in the first quarter of 2021 we separately classified $1.8 million as costs related to our under-utilized capacity (1.2% of 2021 annual gross profit margin) in cost of sales. For the remaining quarters of 2021, we did not have abnormal excess capacity as our workforce was better aligned with current production volumes.

Following the completion of third party testing in 2019, we determined that timber included in certain projects installed between 2016 and 2019 potentially did not meet the fire-retardant specifications under which the projects were sold. As a result, we recorded a $2.5 million provision in the fourth quarter of 2019 and began contacting customers to determine whether remedial actions were required. In the second quarter of 2020, we identified and validated an in-situ solution that we believe will meet the fire-retardant specification under which the projects were sold and accordingly reduced the associated provision to $1.3 million, which represents expected costs to prepare impacted sites and apply the in-situ solution. In the third quarter of 2020, we completed building code reviews of the affected projects and determined that the timber as installed met the requisite building code requirements as it related to fire retardance. As a result, we further reduced our timber provision by $0.5 million in the third quarter of 2020 as we believe this reduced any obligation to remediate previously installed projects. Additionally, we entered into agreements with certain customers to compensate them for product charges not fulfilled. During the year ended December 31, 2021, we incurred no costs (2020 – $0.1 million) associated with remediating previously installed timber projects and we reduced our provision by a further $0.5 million to a remaining balance of $0.1 million given limited take-up by our customers to remediate these identified projects.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019 is included under the heading Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC and applicable securities commissions or similar regulatory authorities in Canada on February 24, 2021.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2021 totaled $60.3 million, an increase of $14.5 million from December 31, 2020. The change in cash primarily reflects the impact of $55.1 million of net proceeds from the issuance of the Debentures and $9.8 million of drawings under our Leasing Facilities (as defined below), less scheduled Leasing Facilities repayments of $1.8 million, offset by cash used in operations of $31.2 million, capital expenditures of $14.6 million and the restriction of $3.1 million of cash under the terms of our senior secured credit facility.

In January 2021, we issued C$40.3 million of convertible debentures for net proceeds after costs of C$37.6 million ($29.5 million). These convertible debentures accrue interest at a rate of 6.00% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and be repayable on January 31, 2026. Interest and principal are payable in cash or shares at the option of the Company.

In February 2021, we entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility (the “RBC Facility”) with the Royal Bank of Canada (“RBC”). Under the RBC Facility, the “Borrowing Base” is a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. Available borrowings under the RBC Facility at December 31, 2021 were C$13.2 million or $10.4 million.

In December 2021, we issued C$35.0 million of convertible debentures for net proceeds after costs of C$32.7 million ($25.6 million). These convertible debentures accrue interest at a rate of 6.25% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.20 per common share, or if not converted will mature and be repayable on December 31, 2026. Interest and principal are payable in cash or shares at the option of the Company.

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$3.6 million ($2.6 million) has been drawn, and a $14.0 million equipment leasing facility in the United States (the “U.S. Leasing Facility”, and together with the Canada Leasing Facility, the “Leasing Facilities”) of which $13.3 million has been drawn with RBC and one of its affiliates. The Leasing Facilities are available for equipment expenditures and certain equipment expenditures already incurred.

In light of the uncertainty caused by the near and potential mid-term impacts of COVID-19, we have evaluated multiple downside scenarios and have implemented cost control and expenditure management processes. While the previously discussed COVID-19 impacts and upstream supply chain issues causing project delays during 2021 resulted in a significant usage of cash reserves, the combination of an improved sales outlook for 2022, our cost optimization activities and our cash reserves and available credit facilities lead us to believe that we have sufficient liquidity for at least the next twelve months. We assess our financial strength on an ongoing basis and may seek additional financing to bolster our balance sheet to mitigate the risk of ongoing delays in sales recovery.

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

Since our inception, we have financed operations primarily through cash flows from operations, long-term debt, and the sale of equity securities. Over the past three years, we have funded our operations and capital expenditures through a combination of cash flow from operations, long-term debt, government subsidies and cash on hand. We had no amounts outstanding under the RBC

Facility as of December 31, 2021, $13.9 million outstanding under the Leasing Facilities and $55.1 million of convertible debentures outstanding as of December 31, 2021.

The following table summarizes our consolidated cash flows for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Net cash flows provided by (used in) operating activities	(31,210)	12,485	13,359
Net cash flows used in investing activities	(14,138)	(19,392)	(15,189)
Net cash provided by (used in) financing activities	62,452	5,724	(5,484)
Effect of foreign exchange on cash, cash equivalents and restricted cash	458	(145)	1,076
Net increase (decrease) in cash, cash equivalents and restricted cash	17,562	(1,328)	(6,238)
Cash, cash equivalents and restricted cash, beginning of period	45,846	47,174	53,412
Cash, cash equivalents and restricted cash, end of period	63,408	45,846	47,174

	For the Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Cash and cash equivalents	60,313	45,846	47,174
Restricted cash	3,095	-	-
Total cash, cash equivalents and restricted cash	63,408	45,846	47,174

Operating Activities

Net cash flows used in operating activities were $31.2 million for the year ended December 31, 2021 and $12.5 million provided by operating activities for the year ended December 31, 2020. The decrease in cash flows from operations is largely due to a decrease in gross profit, higher operating costs and higher inventory, partially offset by higher accounts payable and accrued liabilities, a decrease in trade and other receivables and higher customers deposits. For the year ended December 31, 2021, we were eligible for $11.5 million (2020 - $12.7 million) of government subsidies.

Investing Activities

We invested $11.8 million in property, plant and equipment during the year ended December 31, 2021 compared to $16.6 million during the year ended December 31, 2020.

Our investments during the year ended December 31, 2021 included $3.9 million in costs to complete the construction of the South Carolina Facility and $4.6 million of investment in our DXCs, primarily related to our DXC in Plano, Texas. These investments are substantially complete and until pre-COVID revenues return, no new significant capital projects are planned. Maintenance capital expenditures for the year ended December 31, 2021 were $3.3 million, which includes new equipment to complete our transition to one-piece flow manufacturing in our aluminum plants as well as equipment necessary to ensure business continuity in our aluminum plants. We anticipate maintenance capital requirements to be lower in future periods as there are no significant projects ongoing at this time.

During the year ended December 31, 2020, our spending included $9.9 million related to the construction of the South Carolina Facility, $2.9 million on our Chicago DXC, $0.5 million on development of our new Dallas DXC and $3.3 million of maintenance capital.

Software development and capitalized patent costs for the year ended December 31, 2021 were $2.8 million compared to $3.5 million for the year ended December 31, 2020. Software development expenditure primarily consists of the capitalization of salaries of our software development team members. We expect the level of expenditure to be consistent with the current year, and any fluctuations will increase or decrease technology and development expenditures on the statement of operations.

Financing Activities

For the year ended December 31, 2021, $62.5 million of cash was provided by financing activities mainly due to the net proceeds received from the issuance of the Debentures in January and December of 2021 of C$37.5 million ($29.5 million) and C$32.7 million ($25.6 million), respectively, and the receipt of $9.8 million of cash consideration under the U.S. Leasing Facility, which was used to finance equipment purchases for our new South Carolina Facility largely paid for in installments in 2019 and 2020.

Cash provided by financing activities for the year ended December 31, 2020 was $5.7 million entirely comprised of draws and repayments under the Leasing Facilities.

We currently expect to fund anticipated future investments with available cash, including the proceeds from our issuance of the Debentures and drawings on our Leasing Facilities. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we deem appropriate. We may also use debt or pursue equity financing depending on the share price at the time, interest rates, and nature of the investment opportunity and economic climate.

Credit Facility

On February 12, 2021, the Company entered into the RBC Facility. Under the RBC Facility, the Borrowing Base is up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. At December 31, 2021, available borrowings are C$13.2 million ($10.4 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability”, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash is less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve month basis. Additionally, if the FCCR has been below 1.10:1 for the three immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities. The Company did not meet the three month FCCR requirement during the fourth quarter of 2021, which resulted in requiring the restriction of $3.1 million of cash. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

During 2020, the Company entered into the Leasing Facilities, consisting of the C$5.0 million Canada Leasing Facility and the $14.0 million U.S. Leasing Facility with RBC, which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 5.59%. The U.S. Leasing Facility is amortized over a six-year term and is extendible at the Company’s option for an additional year.

The Company has drawn $13.3 million of cash consideration under the U.S. Leasing Facility and commenced the lease term in 2020 for the equipment at the South Carolina Facility. The Company has drawn C$3.6 million ($2.6 million) of cash consideration under the Canada Leasing Facility and commenced the lease term for the Canadian equipment expenditures during 2020.

We are restricted from paying dividends unless Payment Conditions (as defined in the RBC Facility) are met, including having a net borrowing availability of at least C$10 million over the proceeding 30-day period, and having a trailing twelve month fixed charge coverage ratio above 1.10:1 and certain other conditions. The RBC Facility is currently secured by substantially all of our real property located in Canada and the United States

Contractual Obligations

The following table summarizes DIRTT’s contractual obligations at December 31, 2021:

	Payments due by period
	Less than			Greater than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	($ in thousands)
Accounts payable and accrued liabilities	22,751	-	-	-	22,751
Other liabilities	2,379	-	-	-	2,379
Customer deposits and deferred revenue	2,420	-	-	-	2,420
Current and long-term portion of long-term debt and accrued interest[1]	6,717	13,434	72,309	157	92,617
Lease liabilities (undiscounted)	6,406	7,901	6,451	28,963	49,721
Purchase obligations	3,732	-	-	-	3,732
Total	44,405	21,335	78,760	29,120	173,620

(1)Includes principal and interest. See Note 12 to our Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

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

Estimates of liabilities associated with the potential and amount of warranty, legal claims and other contingencies

We have warranty obligations with respect to manufacturing defects on most of our manufactured products. Warranty periods generally range from one to ten years. We have recorded a reserve for estimated warranty and related costs based on historical experience and periodically adjust these provisions to reflect actual experience. We assess the adequacy of our warranty accrual on a quarterly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. Typically, product deficiencies requiring our warranty are identified and remediated within a year of production. The following provides information with respect to our warranty accrual. At December 31, 2021 and 2020, we had $1.5 million and $1.8 million, respectively, accrued for warranty and other provisions, and third-party costs associated with remedying deficiencies were $0.8 million during the fiscal year ended December 31, 2021, as compared to $1.8 million during the fiscal year ended December 31, 2020. Following the completion of third-party testing in 2019, we determined that timber included in certain projects installed between 2016 and 2019 potentially did not meet the fire-retardant specifications under which the projects were sold. As a result, we recorded a $2.5 million provision in the fourth quarter of 2019 and have been contacting customers to determine whether remedial actions are required. In the second quarter of 2020, we identified and validated an in-situ solution that we believe will meet the fire-retardant specification under which the projects were sold and reduced the associated provision to $1.3 million, which represents expected costs to prepare impacted sites and apply the in-situ solution. In the third quarter of 2020, we completed building code reviews of the affected projects and determined that the timber as installed met the requisite building code requirements as it related to fire retardance. We further reduced our timber provision by $0.5 million in 2020 as we believe this reduces any obligation to remediate previously installed projects. Additionally, we entered into agreements with certain customers to compensate them for product charges not fulfilled. During the fourth quarter of 2021, we reduced our timber provision by an additional $0.5 million to $1.0 million to reflect our expected remaining obligation.

We establish reserves for estimated legal contingencies when we believe a loss on litigation is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liability reserves are reflected in operations in the period in which there are changes in facts and circumstances that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. We estimate the probable cost by evaluating historical precedent as well as the specific facts relating to each contingency (including the opinion of outside advisors). Should the outcome differ from our assumptions and estimates, or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known. At December 31, 2021 and 2020, we had $0.1 and $0.05 million provided for legal provisions, respectively.

Estimates of useful lives of depreciable assets and the fair value of long-term assets used for impairment calculations

We evaluate the recoverability of our property, plant and equipment (“PP&E”), capitalized software costs and right of use assets when events or changes in circumstances indicate a potential impairment exists. If impairment is indicated, the impairment loss is measured as the amount the assets carrying value exceeds the fair value of the assets.

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

We estimate the useful lives of PP&E, capitalized software costs and right of use assets based on the period over which the assets are expected to be available for use. The estimated useful lives are reviewed annually and are updated if expectations differ from previous estimates due to physical wear and tear, technical or commercial obsolescence and legal or other limits on the use of the relevant assets. In addition, the estimation of the useful lives of the relevant assets may be based on internal technical evaluation and experience with similar assets. It is possible, however, that future results of operations could be materially affected by changes in the estimates brought about by changes in factors mentioned above. The amounts and timing of recorded expenses for any period would be affected by changes in these factors and circumstances. A reduction in the estimated useful lives of the PP&E and capitalized software assets would increase the recorded expenses and decrease the non-current assets.

We test goodwill for impairment annually during the fourth quarter of the calendar year. Due to the ongoing impact of the COVID-19 pandemic on our financial results in 2021, we determined it was necessary to use the quantitative approach to perform our goodwill impairment test. Based on our testing, the fair value of goodwill did not exceed the carrying value of its net assets and, accordingly, the entire $1.4 million balance of goodwill was impaired as at December 31, 2021.

Estimates of future taxable earnings used to assess the realizable value of deferred tax assets

We use the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their carrying amounts reported in the financial statements. Deferred income tax assets also reflect the benefit of unutilized tax losses that can be carried forward to reduce income taxes in future years. Such method requires the exercise of significant judgment in determining whether or not our deferred tax assets are probable of recovery from taxable income of future years and, therefore, can be recognized in the financial statements. Also, estimates are required to determine the expected timing upon which tax assets will be realized and upon which tax liabilities will be settled. We assess the ability to recover our deferred tax assets every quarter and concluded that a valuation allowance was required against our deferred tax assets at December 31, 2021 of $17.3 million (2020 - $5.3 million).

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

Estimates of ability and timeliness of customer payments of accounts receivable

Our expected credit loss reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating expected credit losses. In estimating the Company’s current estimate of expected credit losses, management considers historical credit loss experience as well as forward- looking information in order to establish rates for each class of financial receivable with similar risk characteristics. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the expected credit loss. We have a contract with a trade credit insurance provider, whereby a portion of our trade receivables are insured. The trade credit insurance provider determines the coverage amount, if any, on a customer-by-customer basis. Based on our trade receivables balance as at December 31, 2021 and 2020, approximately 90% and 84%, respectively, of that balance was covered by trade credit insurance provider.

At December 31, 2021, we had an allowance for expected credit loss of $0.1 million (2020 - $0.6 million).

Recent Accounting Pronouncements

Please refer to Note 3 to our Consolidated Financial Statements presented elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our financial assets and liabilities consist primarily of cash and cash equivalents, restricted cash, trade and other receivables, long-term deposits and long-term receivables, accounts payable and accrued liabilities, other liabilities, lease liabilities and long-term debt and accrued interest. We are exposed to market, credit and liquidity risks associated with financial assets and liabilities. We currently do not use financial derivatives to reduce exposures from changes in foreign exchange rates, commodity prices, or interest rates. We do not hold or use any derivative instruments for trading or speculative purposes. Our Board has responsibility for the establishment and approval of overall risk management policies, including those related to financial instruments. Management performs continuous assessments to ensure that all significant risks related to financial instruments are reviewed and addressed in light of changes to market conditions and operating activities.

Credit risk

Our principal financial assets are cash and cash equivalents, restricted cash and trade and other receivables.

Our credit risk is primarily concentrated in our trade receivables as we do not believe that we are exposed to any significant credit risk related to our cash and cash equivalents and restricted cash balances. The amounts disclosed in the consolidated balance sheet for trade and other receivables are net of allowances for doubtful accounts. Allowances are provided for the Company’s current estimate of all expected credit losses using the lifetime expected credit loss model. In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At December 31, 2021, approximately 90% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, that have arisen since April 1, 2020, when the trade credit insurance became effective. Our trade balances are spread over a broad Distribution Partner base, which is geographically dispersed. No Distribution Partner accounts for greater than 10% of revenue. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The overall change and uncertainty in the economy as a result of the COVID-19 pandemic had caused us to increase our expectation of credit losses during the first quarter of 2020, and additionally, we believe the COVID-19 pandemic has affected the ability of certain Distribution Partners and other customers to pay amounts owed or owing to DIRTT due to the impact of local shutdowns on businesses in certain markets. During the year ended December 31, 2021, we decreased our provision for expected credit losses by $0.5 million to $0.1 million which was related to an uncollectable amount written off during 2021.

Market risk

Market risk is the risk that changes in market prices, such as interest rates and foreign currency exchange rates, will affect our income or the value of the financial instruments held.

Foreign exchange risk

Historically, the majority (approximately 80% to 88%) of our revenue is collected in U.S. dollars, and approximately 45% of our costs are also incurred in U.S. dollars. Most other revenue and costs are denominated in Canadian dollars. As a result, we are exposed to fluctuations in the U.S. dollar against the Canadian dollar, which could have a positive or negative impact on our revenue and costs. The recent weakening of the U.S. dollar versus the Canadian dollar has had a negative impact on results because reported cost reductions are less than reported revenue reductions.

Our financial instruments are exposed primarily to fluctuations in the Canadian dollar. The following table details our exposure to currency risk at the reporting dates and a sensitivity analysis to changes in currency. The sensitivity analysis includes Canadian dollar-denominated monetary items and adjusts their translation at period end for their respective change in the Canadian dollar. For the respective weakening of the Canadian dollar, there would be an equal and opposite impact on net loss and comprehensive loss.

			Effect of net
			loss and
			comprehensive
			loss for the
	Amount	Change in	year ended
	(C$ in thousands)	Currency (%)	December 31, 2021
Cash and cash equivalents	30,407	10%	3,041
Trade and other receivables	4,402	10%	440
Long-term deposits and long-term receivables	1,723	10%	172
Accounts payable and accrued liabilities	(14,172)	10%	(1,417)
Other liabilities	(1,519)	10%	(152)
Lease liabilities	(5,785)	10%	(579)
Long-term debt and accrued interest	(74,769)	10%	(7,477)
Total	(59,713)		(5,972)

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

Interest rate risk

On February 2021, we entered into the RBC Facility. The RBC Facility replaced the Previous RBC Facility (as defined below)  that was entered into on July 19, 2019 and that had no amounts outstanding at December 31, 2020. An increase in overall interest rates by 0.5% would have increased interest expense related to these items and decreased net loss and comprehensive loss by $nil for 2021 and 2020. An equal decrease in rates would generate an equal amount of interest savings.

The Company’s Leasing Facilities and Debentures bear interest at fixed interest rates and are therefore not subject to interest rate risk.

Item 8.Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of DIRTT Environmental Solutions Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DIRTT Environmental Solutions Ltd. and its subsidiaries (together, the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

  /s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants Calgary, Canada February 23, 2022

We have served as the Company’s auditor since 2017.

PricewaterhouseCoopers LLP

111-5th Avenue SW, Suite 3100, Calgary, Alberta, Canada T2P 5L3

T: +1 403 509 7500, F: +1 403 781 1825

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

DIRTT Environmental Solutions Ltd.

Consolidated Balance Sheets

(Stated in thousands of U.S. dollars)

	As At December 31,	As at December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	60,313	45,846
Restricted cash	3,095	-
Trade and other receivables, net of expected credit losses of $0.1 million at December 31, 2021 and $0.6 million at December 31, 2020	17,540	18,953
Inventory	18,457	15,978
Prepaids and other current assets	4,399	4,068
Total Current Assets	103,804	84,845
Property, plant and equipment, net	51,697	49,847
Capitalized software, net	7,395	8,344
Operating lease right-of-use assets, net	30,880	33,643
Goodwill	-	1,449
Other assets	5,663	5,016
Total Assets	199,439	183,144
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	22,751	20,350
Other liabilities	2,379	2,779
Customer deposits and deferred revenue	2,420	1,819
Current portion of long-term debt and accrued interest	3,323	898
Current portion of lease liabilities	6,214	5,503
Total Current Liabilities	37,087	31,349
Deferred tax liabilities, net	-	414
Long-term debt	67,319	5,069
Long-term lease liabilities	27,267	29,781
Total Liabilities	131,673	66,613
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 85,345,433 issued and outstanding at December 31, 2021 and 84,681,364 at December 31, 2020	181,782	180,639
Additional paid-in capital	13,200	10,175
Accumulated other comprehensive loss	(15,916)	(17,018)
Accumulated deficit	(111,300)	(57,265)
Total Shareholders’ Equity	67,766	116,531
Total Liabilities and Shareholders’ Equity	199,439	183,144

Refer to Note 17 for commitments

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(Stated in thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Product revenue	143,000	166,689	240,659
Service revenue	4,593	4,818	7,076
Total revenue	147,593	171,507	247,735
Product cost of sales	118,525	113,445	153,128
Costs of under-utilized capacity	1,756	2,010	2,240
Service cost of sales	3,852	2,769	5,943
Total cost of sales	124,133	118,224	161,311
Gross profit	23,460	53,283	86,424
Expenses
Sales and marketing	31,041	28,049	33,939
General and administrative	30,595	26,663	27,645
Operations support	9,372	9,381	11,037
Technology and development	8,234	8,111	7,818
Stock-based compensation	4,713	2,351	3,876
Goodwill impairment	1,443	-	-
Reorganization	-	-	4,560
Total operating expenses	85,398	74,555	88,875
Operating loss	(61,938)	(21,272)	(2,451)
Government subsidies	11,455	12,721	-
Foreign exchange loss	(335)	(576)	(1,324)
Interest income	77	238	529
Interest expense	(3,131)	(305)	(131)
	8,066	12,078	(926)
Loss before tax	(53,872)	(9,194)	(3,377)
Income taxes
Current tax expense (recovery)	210	(3,521)	1,064
Deferred tax expense (recovery)	(414)	5,625	(45)
	(204)	2,104	1,019
Net loss	(53,668)	(11,298)	(4,396)
Loss per share
Basic and diluted loss per share	(0.63)	(0.13)	(0.05)
Weighted average number of shares outstanding (in thousands)
Basic and Diluted	85,027	84,681	84,671

Consolidated Statement of Comprehensive Loss

	For the Year Ended December 31,
	2021	2020	2019
Loss for the year	(53,668)	(11,298)	(4,396)
Exchange differences on translation of foreign operations	1,102	1,010	4,064
Comprehensive loss for the year	(52,566)	(10,288)	(332)

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	income (loss)	deficit	equity
As at December 31, 2018	84,660,319	180,562	6,615	(22,092)	(41,571)	123,514
Issued on exercise of options	21,045	77	(1)	-	-	76
Stock-based compensation	-	-	1,729	-	-	1,729
Foreign currency translation adjustment	-	-	-	4,064	-	4,064
Net loss for the year	-	-	-	-	(4,396)	(4,396)
As at December 31, 2019	84,681,364	180,639	8,343	(18,028)	(45,967)	124,987
Stock-based compensation	-	-	1,832	-	-	1,832
Foreign currency translation adjustment	-	-	-	1,010	-	1,010
Net loss for the year	-	-	-	-	(11,298)	(11,298)
As at December 31, 2020	84,681,364	180,639	10,175	(17,018)	(57,265)	116,531
Stock-based compensation	-	-	4,453	-	-	4,453
Issued on vesting of RSUs	664,069	1,143	(1,143)	-	-	-
RSUs withheld to settle employee tax obligations		-	(285)	-	(367)	(652)
Foreign currency translation adjustment	-	-	-	1,102	-	1,102
Net loss for the year	-	-	-	-	(53,668)	(53,668)
As at December 31, 2021	85,345,433	181,782	13,200	(15,916)	(111,300)	67,766

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Cash Flows
(Stated in thousands of U.S. dollars)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss for the period	(53,668)	(11,298)	(4,396)
Adjustments:
Depreciation and amortization	14,513	11,706	12,242
Stock-based compensation, net of settlements	4,248	2,351	202
Foreign exchange (gain) loss	112	746	345
Accretion of convertible debentures	352	-	-
Loss (gain) on disposal of property, plant and equipment	12	(46)	53
Deferred income tax expense (recovery)	(414)	5,625	(45)
Goodwill impairment	1,443	-	-
Changes in operating assets and liabilities:
Trade and other receivables	1,452	6,067	21,025
Inventory	(2,449)	1,638	1,667
Prepaid and other assets, current and long term	(1,132)	(241)	(873)
Accounts payable and accrued liabilities	2,702	752	(17,379)
Customer deposits and deferred revenue	601	(1,754)	(4,276)
Other liabilities	(213)	(3,971)	5,196
Accrued interest	948	-	-
Lease liabilities	283	910	(402)
Net cash flows provided by (used in) operating activities	(31,210)	12,485	13,359
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(11,781)	(16,597)	(12,303)
Capitalized software development expenditures	(2,340)	(2,998)	(2,604)
Other asset expenditures	(496)	(517)	(848)
Recovery of software development expenditures	461	674	511
Proceeds on sale of property, plant and equipment	18	46	55
Net cash flows used in investing activities	(14,138)	(19,392)	(15,189)
Cash flows from financing activities:
Proceeds received on long-term debt	64,912	6,130	-
Repayment of long-term debt	(1,808)	(406)	(5,561)
Employee tax payments on vesting of RSUs	(652)	-	-
Cash received on exercise of options	-	-	77
Net cash flows provided by (used in) financing activities	62,452	5,724	(5,484)
Effect of foreign exchange on cash, cash equivalents and restricted cash	458	(145)	1,076
Net increase (decrease) in cash, cash equivalents and restricted cash	17,562	(1,328)	(6,238)
Cash, cash equivalents and restricted cash, beginning of period	45,846	47,174	53,412
Cash, cash equivalents and restricted cash, end of period	63,408	45,846	47,174
Supplemental disclosure of cash flow information:
Interest paid	(1,543)	(103)	(99)
Income taxes (paid) received	433	1,817	(2,518)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.

	For the Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	60,313	45,846	47,174
Restricted cash	3,095	-	-
Total cash, cash equivalents and restricted cash	63,408	45,846	47,174

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

The accounts of the Company’s U.S. dollar subsidiary is translated into Canadian dollars, and the Financial Statements are translated into U.S. dollars for financial statement presentation. Assets and liabilities are translated using year-end exchange rates, and revenues, expenses, gains and losses are translated using average monthly exchange rates. Foreign exchange gains and losses arising from the translation of the Company’s assets and liabilities are included in “comprehensive loss for the year”.

Cash and cash equivalents and restricted cash

Cash and cash equivalents include cash on hand held at banks and cash equivalents, which are defined as highly liquid investments with original maturities of three months or less. Restricted cash is a reserve account not available for immediate or general business use and is required when certain requirements are not met under the terms of the Company’s senior secured credit facility (as defined in Note 12).

Trade and other receivables, net of expected credit losses

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

The Company’s Leasing Facilities (as defined in Note 5) are accounted for as finance leases as ownership of the equipment is expected to return to the Company at the end of the lease term. These transactions are not accounted for as a sale of the underlying equipment as the Company continues to control the equipment.

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

Software development is considered internal-use as it is used to design and sell the DIRTT products and is not included in the end client’s product. Revenues received from Distribution Partners for ICE Software are recognized as revenues as they are considered an element of the product sale. Any incidental third-party revenues received for the ICE Software are credited against capitalized software costs. The Company follows this accounting policy for cloud computing arrangements that are considered a service contract, however, these projects are capitalized to prepaids and other assets on the balance sheet and are expensed as an operating cost, as opposed to amortization, over the expected term of the software service contract. The Company adopted this amendment on January 1, 2020 using the prospective transition approach and classified $0.7 million as other assets on the consolidated balance sheet for the year ended December 31, 2021.

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

The Company recognizes revenue upon transfer of control of promised goods or services to customers at transaction price, an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Transaction price is calculated as selling price net of variable consideration which may include estimates for sales incentives related to current period product revenue. Revenue is measured at the fair value of the consideration received or receivable, after discounts, rebates and sales taxes or income taxes and duties.

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

The Company’s standard sales terms are Free On Board (“FOB”) shipping point, which comprise the majority of sales. The Company usually requires a 50% progress payment on receipt of certain orders, excluding certain government orders or in some special contractual situations. Customer deposits received are recognized as a liability on the balance sheet until revenue recognition criteria is met. At the point of shipment, the customer is generally required to pay the balance of the sales price within 30 days. The Company’s sales arrangements do not have any material financing components. In addition, the Company’s customer arrangements do not produce contract assets that are material to its consolidated financial statements.

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

Distribution Partner rebates

Rebates to Distribution Partners (“Partner Rebates”) are accrued for and recognized as a reduction of revenue at the date of the sale to the customer. Partner Rebates include amounts collected directly by the Company owed to Distribution Partners in accordance with their Distribution Partner agreements, being the difference between the price to the end customer and the Distribution Partners’ price. Other sales discounts are deducted immediately from sales invoices.

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

The carrying amounts of cash and cash equivalents and restricted cash; trade and other receivables; accounts payable and accrued liabilities; other liabilities; and customer deposits approximate fair value due to their short-term nature.

3. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

On January 1, 2021, the Company adopted Accounting Standards Update No. 2020- 06, “Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (the “ASU”). The ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The amendments in the ASU are effective for fiscal years beginning after March 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after March 15, 2020, including interim periods within those fiscal years.

The Company early adopted this standard on January 1, 2021. The Company had no convertible debt instruments outstanding at December 31, 2020 and the convertible unsecured subordinated debentures issued in January 2021 and November 2021 (see Note 12) have been evaluated under this new guidance and there were no other transitional impacts to consider.

Although there are several other new accounting standards issued or proposed by the Financial Accounting Standards Board, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its Financial Statements.

4. COVID-19

On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization and has had extraordinary and rapid negative impacts on global societies, workplaces, economies and health systems. The resulting adverse economic conditions have negatively impacted construction activity and consequently DIRTT’s business, with significant negative impacts extending through 2021 and potentially beyond.

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

COVID-19 has increased the complexity of estimates and assumptions used to prepare the Company’s consolidated financial statements and the following key sources of estimation uncertainty:

Credit risk

COVID-19 may cause DIRTT’s Distribution Partners and customers to experience liquidity issues and this may result in higher expected credit losses or slower collections. Management estimated the impact of expected credit losses and increased the provision by $0.6 million in the first quarter of 2020 (see Note 6) and during 2021 reduced the Company’s provision for an uncollectible amount that was related to a specific customer. Management has continued to reassess the impact of COVID-19 on the Company’s Distribution Partners. The estimation of such credit losses is complex because of limited historical precedent for the current economic situation. In addition, the Company acquired trade credit insurance effective April 1, 2020 which remained in place during 2021 (see Note 6).

Liquidity risk

The Company may have lower cash flows from operating activities available to service debts due to lower sales or collections as a result of COVID-19. To address this risk and the uncertainty around the timing of a recovery from COVID-19, the Company issued convertible unsecured subordinated debentures in January and December of 2021, for net proceeds of $29.5 million and $25.6 million, respectively, and has credit facilities available. See Note 12 for information about our credit facilities.

Government subsidies

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the Canadian Emergency Wage Subsidy (“CEWS”). The CEWS provided the Company with a taxable subsidy in respect of a specific portion of wages paid to Canadian employees during qualifying periods extending from March 15, 2020 to October 23, 2021 based on the percentage decline of certain of the Company’s Canadian sourced revenues during each qualifying period. The Company’s eligibility for the CEWS was subject to change for each qualifying period and was reviewed by the Company for each qualifying period, with amounts being received by the Company for various, but not each, qualifying period. Pursuant to amendments enacted as part of the 2021 Canadian federal budget, the Company may be required to repay all or a portion of the CEWS amounts received for any qualifying period commencing after June 5, 2021 where the aggregate compensation for “specified executives” (within the meaning of the CEWS) during the 2021 calendar year exceeds the aggregate compensation for “specified executives” during the 2019 calendar year.

On November 19, 2020, the Canadian government also implemented the Canada Emergency Rent Subsidy (“CERS”). The CERS provided a taxable subsidy to cover eligible expenses for qualifying properties, subject to certain maximums, for qualifying periods extending from September 27, 2020 to October 23, 2021, with the amount of the subsidy available to the Company being based on the percentage decline of certain of the Company’s Canadian-sourced revenues in each qualifying period. The Company’s eligibility for the CERS was subject to change for each qualifying period and was reviewed by the Company for each qualifying period.

The CEWS and CERS programs ended on October 23, 2021.

5. LEASES

The Company leases office and factory space under various operating leases. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company gives consideration to instruments with similar characteristics when calculating its incremental borrowing rate. The Company’s operating leases have remaining lease terms of 1 year to 24 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

 The weighted average remaining lease term and weighted average discount rate at December 31, 2021 were 14 years (2020 - 14 years) and 5.2% (2020 – 5.1%), respectively.

The following table includes ROU assets included on the balance sheet at December 31, 2021 and 2020:

	ROU Assets
	Cost	Accumulated depreciation	Net book value
At January 1, 2020	24,778	(4,117)	20,661
Additions	16,805	-	16,805
Depreciation expense	-	(3,884)	(3,884)
Exchange differences	257	(196)	61
At December 31, 2020	41,840	(8,197)	33,643
Additions	2,401	-	2,401
Depreciation expense	-	(4,989)	(4,989)
Exchange differences	(186)	11	(175)
At December 31, 2021	44,055	(13,175)	30,880

The following table includes lease liabilities included on the balance sheet at December 31, 2021 and 2020:

	Lease Liability
	2021	2020
At January 1,	35,284	21,403
Additions	2,401	17,255
Accretion	1,758	1,175
Repayment of lease liabilities	(6,509)	(5,358)
Lease inducements	720	750
Exchange differences	(173)	59
At December 31,	33,481	35,284
Current lease liabilities	6,214	5,503
Long-term lease liabilities	27,267	29,781

The following table includes maturities of operating lease liabilities at December 31, 2021:

2022	6,406
2023	4,751
2024	3,150
2025	3,184
2026	3,267
Thereafter	28,963
Total	49,721
Total lease liability	33,481
Difference between undiscounted cash flows and lease liability	16,240

In September 2020, the Company commenced the 15 year lease associated with the construction of the South Carolina Facility. The lease may be extended for up to two 5 year periods. Undiscounted rent obligations associated with this lease are $28.1 million which includes the initial 15 year term and two 5 year extensions. The rent obligations have been discounted at a rate of 5.5% to determine the lease liability.

In December 2020, the Company entered into a lease agreement with an initial term of 8 years and one 5 year extension associated with a new DXC in Dallas, Texas. Undiscounted rent obligations associated with this lease are $6.7 million. The rent obligations have been discounted at a rate of 4.75% to determine the lease liability.

6. TRADE AND OTHER RECEIVABLES

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At December 31, 2021, approximately 90% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, that have arisen since April 1, 2020 when the trade credit insurance became effective.

Our trade balances are spread over a broad Distribution Partner base, which is geographically dispersed. For the years ended December 31, 2021 and 2020 no Distribution Partner accounted for greater than 10% of revenue. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

	As at December 31,
	2021	2020
Current	13,659	12,500
Overdue	621	1,211
	14,280	13,711
Less: expected credit losses	(130)	(588)
	14,150	13,123
Sales tax receivable	196	242
Government subsidies receivable	-	1,743
Income tax receivable	3,194	3,845
	17,540	18,953

Due to the uncertainties associated with the COVID-19 pandemic as well as the disruption to businesses in North America, the overall credit quality of certain receivables declined at March 31, 2020 compared to January 1, 2020. As a result of this consideration and the Company’s ongoing review of the credit quality of receivables, expected credit losses were increased by $0.6 million during the quarter ended March 31, 2020. During 2021, $0.5 million of receivables for a specific customer balance was written off (2020 - $0.1 million). No significant increase to our expected credit losses was required at December 31, 2021. Receivables are generally considered to be past due when over 60 days old unless there is a separate payment arrangement in place for the collection of the receivable.

7. INVENTORY

	As at December 31,
	2021	2020
Raw material	18,388	16,730
Allowance for obsolescence	(646)	(1,073)
Work in progress	715	321
	18,457	15,978

In 2021, the Company provided $0.6 million (2020 - $1.1 million) for inventory that is not expected to be used in future production and the associated expense was recorded to cost of goods sold. During 2021 and 2020, the Company experienced periods where it was operating below normal capacity levels. During those periods, overheads included in inventory were not increased and

$1.8 million (2020 - $2.0 million) was recognized directly and separately in cost of sales. Production overheads capitalized in work in progress were $0.1 million at December 31, 2021 (December 31, 2020 - $0.1 million).

8. PROPERTY, PLANT AND EQUIPMENT, NET

	Office and computer equipment	Factory equipment	Leasehold improvements	Total
Cost
At December 31, 2019	22,743	54,640	39,231	116,614
Additions	1,139	11,719	3,777	16,635
Disposals	(28)	(120)	(138)	(286)
Exchange differences	1,134	284	235	1,653
At December 31, 2020	24,988	66,523	43,105	134,616
Additions	3,422	4,515	4,372	12,309
Disposals	-	(53)	-	(53)
Exchange differences	236	499	90	825
At December 31, 2021	28,646	71,484	47,567	147,697

Accumulated depreciation and impairment
At December 31, 2019	13,912	32,274	29,063	75,249
Depreciation expense	1,723	3,059	3,656	8,438
Disposals	(28)	(120)	(138)	(286)
Exchange differences	755	311	302	1,368
At December 31, 2020	16,362	35,524	32,883	84,769
Depreciation expense	3,589	3,670	3,817	11,076
Disposals	-	(23)	-	(23)
Exchange differences	30	100	48	178
At December 31, 2021	19,981	39,271	36,748	96,000

Net book value
At December 31, 2020	8,626	30,999	10,222	49,847
At December 31, 2021	8,665	32,213	10,819	51,697

As at December 31, 2021, the Company had $2.2 million of assets in progress of completion which were excluded from assets subject to depreciation (December 31, 2020 – $16.2 million, primarily related to equipment procured for the South Carolina Facility).
         During the year ended December 31, 2021, we impaired goodwill (see Note 10) and determined that this was an indicator of impairment for property, plant and equipment. The Company estimated the undiscounted cash flows to be generated from the use and ultimate disposition of the property, plant and equipment assets using the same methodology and assumptions included in the goodwill impairment test (see Note 10). The results of the test indicated that the fair value exceeded the carrying values of property, plant and equipment, therefore, no impairment charge was required at December 31, 2021.

9. CAPITALIZED SOFTWARE, NET

	For the Year Ended December 31,
	2021	2020
Cost
As at January 1	35,480	32,419
Additions	2,340	2,998
Recovery of software development expenditures	(461)	(674)
Exchange differences	133	737
As at December 31	37,492	35,480
Accumulated amortization
As at January 1	27,136	24,206
Amortization expense	2,878	2,428
Exchange differences	83	502
As at December 31	30,097	27,136
Net book value	7,395	8,344

Estimated amortization expense on capitalized software is $2.4 million in 2022, $1.5 million in 2023, $0.9 million in 2024, $0.7 million in 2025, and $0.1 million in 2026.

10. GOODWILL

	For the Year Ended December 31,
	2021	2020
As at January 1	1,449	1,421
Goodwill impairment	(1,443)	-
Exchange differences	(6)	28
	-	1,449

The Company’s goodwill is assessed at the consolidated company level which represents the Company’s sole operating and reporting unit. The Company tests its goodwill for impairment annually during the fourth quarter of the calendar year. Due to the ongoing impact of the COVID-19 pandemic on its financial results in 2021, the Company determined it was necessary to use the quantitative approach to perform its goodwill impairment test. The quantitative impairment test requires estimates to determine the fair value of the reporting unit, as such, requires the Company to make significant assumptions and judgements.

To estimate the fair value of the reporting unit, the Company applied the income approach using discounted future cash flows. Sales and cost projections were based on assumptions driven by current economic conditions. Due to the uncertainty around the future impact of COVID-19, its projections considered various scenarios and the Company probability-weighted the likelihood of each scenario in determining the reporting unit’s fair value. The average compounded annual growth rate of revenues was 10% and the Company assumed a 10% - 15% annualized reduction in operating costs in the model. Other key assumptions used in the quantitative assessment of the reporting unit’s goodwill were applying a discount rate of 13% and a terminal growth rate of 2%.

Based on its testing, the fair value of goodwill did not exceed the recoverable amount and, accordingly, the entire $1.4 million balance of goodwill was impaired as at December 31, 2021. The impairment charge on goodwill has been separately classified on the consolidated statement of operations and comprehensive loss.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER LIABILITIES

	As at December 31,
	2021	2020
Trade accounts payable	7,820	4,921
Accrued liabilities	9,649	9,266
Wages and commissions payable	4,275	4,577
Rebates accrued(1)	1,007	1,586
	22,751	20,350

(1)	In 2021, $4.1 million of rebates were earned (2020 - $4.5 million) and $4.7 million were paid (2020 - $3.9 million).

Other liabilities

During the year December 31, 2021, the Company separately classified the current portion of long-term debt and accrued interest on the balance sheet, prior year figures have been reclassified to conform with the current year’s presentation:

	As at December 31,
	2021	2020
Legal provisions(1)	143	45
Deferred and performance share unit liability	785	971
Warranty and other provisions(2)	1,451	1,763
Current portion of long-term debt and accrued interest	3,323	898
Other liabilities, as previously presented	5,702	3,677
Reclassified to "Current portion of long-term debt and accrued interest"	(3,323)	(898)
Other liabilities	2,379	2,779

(1)

The Company has provided $0.1 million (2020 - $0.05 million) as the estimated amount likely payable for various claims against the Company. The amount provided for is management’s best estimate of the potential payments for amounts claimed.

(2)	The following table presents a reconciliation of the warranty and other provisions balance:

	As at December 31,
	2021	2020
As at January 1	1,763	4,008
Adjustments to timber provision	(500)	(1,750)
Additions to warranty provision	1,019	1,301
Payments related to warranties	(831)	(1,796)
	1,451	1,763

12. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance on January 1, 2020	-	-	-	-
Issuances	-	6,130	-	6,130
Accrued interest	-	103	-	103
Interest payments	-	(103)	-	(103)
Principal repayments	-	(406)	-	(406)
Exchange differences	-	243	-	243
Balance at December 31, 2020	-	5,967	-	5,967
Current portion of long-term debt and accrued interest	-	898	-	898
Long-term debt	-	5,069	-	5,069

Balance on December 31, 2020	-	5,967	-	5,967
Issuances	-	9,805	55,107	64,912
Accretion of issue costs	-	-	352	352
Accrued interest	-	556	1,935	2,491
Interest payments	-	(556)	(987)	(1,543)
Principal repayments	-	(1,808)	-	(1,808)
Exchange differences	-	(55)	326	271
Balance at December 31, 2021	-	13,909	56,733	70,642
Current portion of long-term debt and accrued interest	-	2,386	937	3,323
Long-term debt	-	11,523	55,796	67,319

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

During the second quarter of 2020, the Company entered into a letter agreement with RBC pursuant to which the Covenants were waived for the June 30, 2020 and September 30, 2020 quarterly measurement dates (the “Covenant Holiday Period”). In the fourth quarter of 2020, the Company entered into a letter agreement with RBC pursuant to which the Covenants were waived for the December 31, 2020 quarterly measurement date (the “Covenant Holiday Period Extension”). During the Covenant Holiday Period and the Covenant Holiday Period Extension, the Company was able to borrow to a maximum of 75% of eligible accounts receivable and 25% of eligible inventory, less priority payables, subject to an aggregate limit of $50.0 million including amounts borrowed under the Leasing Facilities. During the Covenant Holiday Period and the Covenant Holiday Period Extension, the Company was required to maintain a cash balance of C$10.0 million if no loans were drawn under the facility, have Adjusted EBITDA of not less than a loss of $7.0, $16.5 million and $3.0 million for the twelve month periods ended June 30, September 30, 2020 and December 31, 2020, and make capital expenditures of no more than $10.7 million during the Covenant Holiday Period and $8.8 million during the Covenant Holiday Period Extension. As at December 31, 2020, the Previous RBC Facility was undrawn and the available borrowing base was $10.6 million. The Company was in compliance with the requirements of the covenant holiday as at December 31, 2020.

On February 12, 2021, the Company entered into a C$25.0 million senior secured revolving credit facility with RBC (the “ RBC Facility”), replacing the Previous RBC Facility. Under the RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). At December 31, 2021, available borrowings are C$13.2 million ($10.4 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the Aggregate Excess Availability, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash, is less than C$5.0 million, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve month basis. Additionally, if the FCCR has been above 1.10:1 for the 3 immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one-year of payments on the Leasing Facilities (defined below). The Company did not meet the 3 month FCCR requirement during the fourth quarter of 2021 which would result in requiring the restriction of $3.1 million of cash at December 31, 2021. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for 5 consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

Leasing Facilities

During 2020, the Company entered into a C$5.0 million equipment leasing facility in Canada and a $16.0 million equipment leasing facility in the United States (the “Leasing Facilities”) with RBC, and one of its affiliates, which are available for equipment expenditures and certain equipment expenditures already incurred. Pursuant to the Covenant Holiday Period Extension, the equipment leasing facility in the United States was reduced from US$16 million to US$14 million and the revolving Lease Facilities were amended to be amortizing facilities. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 5.59%. The U.S. leasing facility is amortized over a six-year term and extendible at the Company’s option for an additional year.

During 2021, the Company received $9.8 million (2020 - $3.5 million) of cash consideration under the U.S. leasing facility related to reimbursements for equipment purchases for its South Carolina Facility. During 2021, the Company received $nil (2020 - C$3.6 million or $2.6 million) of cash consideration under the leasing facility in Canada. The associated financial liabilities are shown on the consolidated balance sheet in current other liabilities and long-term debt and other liabilities.

Convertible Debentures

On January 25, 2021, the Company completed a C$35 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters. On January 29, 2020, the Company issued a further C$5.25 million ($4.1 million) of convertible debentures under the terms of an overallotment option granted to the underwriters. These convertible debentures will mature and be repayable on January 31, 2026 (the “January Notes Maturity Date”) and will accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Notes Maturity Date, interest and principal are payable in cash or shares at the option of the Company. These convertible debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Notes Maturity Date and the date specified by the Company for redemption of these convertible debentures at a conversion price of C$4.65 per common share, being a ratio of approximately 215.0538 common shares per C$1,000 principal amount of convertible debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission.

On November 15, 2021, the Company completed a C$35 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters. These convertible debentures will mature and be repayable on December 31, 2026 (the “November Notes Maturity Date”) and will accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the November Notes Maturity Date, interest and principal are payable in cash or shares at the option of the Company. These convertible debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the November Notes Maturity Date and the date specified by the Company for redemption of the convertible debentures at a conversion price of C$4.20 per common share, being a ratio of approximately 238.0952 common shares per C$1,000 principal amount of convertible debentures. Costs of the transaction were approximately C$2.3 million including the underwriters’ commission.

13. INCOME TAXES

Reconciliation of income taxes

The following reconciles income taxes calculated at the Canadian statutory rate with the actual income tax expense. The Canadian statutory rate includes federal and provincial income taxes. This rate was used because Canada is the domicile of the parent entity of the Company.

	For the Year Ended December 31,
	2021	2020	2019
Net loss before tax	(53,872)	(9,194)	(3,377)
Canadian statutory rate	23.3%	24.2%	26.5%
Expected income tax	(12,552)	(2,225)	(895)

Effect on taxes resulting from:
Valuation allowance	12,046	5,241	-
Non-deductible expenses	542	261	550
Non-deductible stock-based compensation	189	269	674
Tax rate impacts	(488)	(1,288)	999
Adjustments related to prior year tax filings	59	(105)	(205)
Other	-	(49)	(104)
Income tax expense (recovery)	(204)	2,104	1,019

Current tax expense (recovery)	210	(3,521)	1,064
Deferred tax expense (recovery)	(414)	5,625	(45)
Income tax expense	(204)	2,104	1,019

The provision for income taxes is comprised of federal, state, provincial and foreign taxes based on pre-tax income. In the United States, the CARES Act of 2020 allows, among other provisions, for the recovery of taxes paid over the preceding five years from current year losses.

Deferred tax assets and liabilities

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows:

	At December 31, 2021
	Assets	Liabilities	Net
Operating losses	24,032	-	24,032
Research and development expenditures	362	-	362
Property and equipment	-	(7,572)	(7,572)
Capitalized software and other assets	-	(2,023)	(2,023)
Valuation allowance	(17,291)	-	(17,291)
Other	-	2,492	2,492
Net deferred taxes	7,103	(7,103)	-

	At December 31, 2020
	Assets	Liabilities	Net
Operating losses	9,528	-	9,528
Research and development expenditures	360	-	360
Property and equipment	-	(2,218)	(2,218)
Capitalized software and other assets	-	(4,588)	(4,588)
Valuation allowance	-	(5,330)	(5,330)
Other	1,834	-	1,834
Net deferred taxes	11,722	(12,136)	(414)

Summary of temporary difference movements during the year:

	Balance	Recognized	Foreign	Balance
	January 1, 2021	in Income	Exchange	December 31, 2021
Operating losses	9,528	14,542	(38)	24,032
Research and development expenditures	360	(87)	89	362
Property and equipment	(4,588)	(2,844)	(140)	(7,572)
Capitalized software and other assets	(2,218)	209	(14)	(2,023)
Valuation allowance	(5,330)	(12,046)	85	(17,291)
Other	1,834	640	18	2,492
Net deferred taxes	(414)	414	-	-

	Balance	Recognized	Foreign	Balance
	January 1, 2020	in Income	Exchange	December 31, 2020
Operating losses	6,899	2,451	178	9,528
Research and development expenditures	353	594	(587)	360
Property and equipment	(1,916)	(3,600)	928	(4,588)
Capitalized software and other assets	(2,345)	251	(124)	(2,218)
Valuation allowance	-	(5,241)	(89)	(5,330)
Other	2,373	(80)	(459)	1,834
Net deferred taxes	5,364	(5,625)	(153)	(414)

For the year ended December 31, 2021, the Company recorded valuation allowances of $12.0 million against deferred tax assets (“DTAs”) incurred during the year as the Company has experienced cumulative losses in recent years (December 31, 2020 –$5.2 million recorded in the Company’s Canadian entity). Although earnings were positive in 2019, ongoing near-term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity impacted the Company’s ability to generate earnings. Accordingly, it is not more likely than not that the Company’s DTAs will be utilized in the near term.

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

The amount shown on the balance sheet as deferred income tax liabilities represent the net differences between the tax basis and book carrying values on the Company’s balance sheet at enacted tax rates.

On an annual basis the Company and its subsidiaries file tax returns in Canada and various foreign jurisdictions. In Canada the Company’s federal and provincial tax returns for the years 2018 to 2020 remain subject to examination by taxation authorities. In the United States, both the federal and state tax returns filed for the years 2017 to 2020 remain subject to examination by the taxation authorities.

Tax loss carryforwards and other tax pools

The significant components of the Company’s net future income tax deductions in these consolidated financial statements are summarized as follows:

	As at December 31,
	2021	2020	2021	2020
	Canadian Entity C$		US Entity $
Non-capital loss carry-forwards	64,961	45,299	42,220	-
Undepreciated capital costs	12,267	13,225	10,268	3,944
Scientific research and experimental development tax incentives	1,971	1,971	-	-
Total future tax deductions	79,199	60,495	52,488	3,944

14. STOCK-BASED COMPENSATION

In May 2020, shareholders approved the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (the “2020 LTIP”) at the annual and special meeting of shareholders. The 2020 LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, restricted shares, dividend equivalent rights granted in connection with restricted share units, vested share awards, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2020 LTIP, the sum of (i) 5,850,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Company’s Amended and Restated Incentive Stock Option Plan (the “Stock Option Plan”) that, following May 22, 2020, expire or are cancelled or terminated without having been exercised in full have been reserved for issuance under the 2020 LTIP. Upon vesting of certain LTIP awards, the Company may withhold and sell shares as a means of meeting DIRTT’s tax withholding requirements in respect of the withholding tax remittances required in respect of award holders. To the extent the fair value of the withheld shares upon vesting exceeds the grant date fair value of the instrument, the excess amount is credited to retained earnings or deficit.

The Company also maintains the DIRTT Environmental Solutions Ltd. Deferred Share Unit Plan for Non-Employee Directors pursuant to which DSUs are granted to the Company’s non-employee directors. DSUs are settled solely in cash.

Prior to the approval of the 2020 LTIP, the Company granted awards of options under the Stock Option Plan and awards of performance share units (“PSUs”) under the DIRTT Environmental Solutions Ltd. Performance Share Unit Plan (the “PSU Plan”). Following the approval of the 2020 LTIP, no further awards will be made under either the Stock Option Plan or the PSU Plan, but both remain in place to govern the terms of any awards that were granted pursuant to such plans and remain outstanding

Stock-based compensation expense

	For the Year Ended December 31,
	2021	2020	2019
Equity-settled awards	4,453	1,832	3,512
Cash-settled awards	260	519	364
	4,713	2,351	3,876

The following summarizes PSUs, DSUs and RSUs granted, exercised, forfeited and expired during the periods:

	RSU Time-	RSU Performance-
	Based	Based	DSU	PSU
	Number of	Number of	Number of	Number of
	units	units	units	units
Outstanding at December 31, 2019	-	-	132,597	223,052
Granted	2,419,609	200,000	251,470	-
Exercised	-	-	(20,403)	-
Forfeited	(5,546)	-	-	(25,581)
Outstanding at December 31, 2020	2,414,063	200,000	363,664	197,471
Granted	1,976,697	878,601	144,969	-
Vested	(661,775)	(2,294)	(147,056)	(34,635)
Withheld to settle employee tax obligations	(174,103)	(1,960)	-	-
Forfeited	(338,346)	(52,608)	-	(5,636)
Outstanding at December 31, 2021	3,216,536	1,021,739	361,577	157,200

Restricted share units (time-based vesting)

Restricted share units that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant (the “RSU’s”). At the end of a three-year term, the associated RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in 2021 was C$2.78 (2020 – C$2.05) which was determined using the closing price of the Company’s common shares on their respective grant dates.

Restricted share units (performance-based vesting)

During 2021, restricted share units were granted to executives with service and performance-based conditions for vesting (the “Performance RSUs” or “PRSUs”), if the Company’s share price increases to certain values for 20 consecutive trading days, as outlined below, a percentage of the PRSUs will vest at the end of the three-year service period.

The 2020 grant was for one executive, if the Company’s share price increases to C$3.00 for 20 consecutive trading days within three years of the grant date, then 50% (100,000) of the Performance RSUs will vest at the end of the three-year service period. If the Company’s share price increases to C$4.00 for 20 consecutive trading days within three years of the grant date, 100% (200,000) of the Performance RSUs will vest at the end of the three-year service period. If the Company’s share price increases to C$6.00 for 20 consecutive trading days within three years of the grant date, then 150% (300,000) of the Performance RSUs will vest at the end of the three-year service period. On January 18, 2022, these awards were forfeited upon the departure of the executive from the Company.

The grant date fair value of the 2021 and 2020 Performance RSUs were valued using the Monte Carlo valuation method and determined to have a weighted average grant date fair value of C$3.27 and C$1.70, respectively.

Based on share price performance since the date of grant, 66.7% of the 2021 PRSUs and 100% of the 2020 PRSUs will vest upon completion of the three-year service period.

	% of PRSUs vesting
	33.3%	50.0%	66.7%	100.0%	150.0%
2021 PRSUs	$3.00	-	$4.00	$5.00	$7.00
2020 PRSUs	-	C$3.00	-	C$4.00	C$6.00

Deferred share units

The fair value of the liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the year. DSUs outstanding at December 31, 2021 had a fair value of $0.8 million which is included in other liabilities on the balance sheet (2020 – $0.9 million).

Performance share units

Under the terms of the PSU Plan, PSUs granted vest at the end of a three-year term. At the end of a three-year term, employees will be awarded cash, calculated based on certain Adjusted EBITDA, total shareholder return, or revenue growth related to performance conditions.

The fair value of the liability and the expense attributable to the vesting period is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss. As at December 31, 2021, outstanding PSUs had a fair value of $nil which is included in other liabilities on the balance sheet (2020 – $0.1 million).

Options

In 2018, the Company allowed certain vested stock options to be surrendered by their holders for cash. On October 9, 2019, following the listing of its common shares on Nasdaq, the Company ceased permitting the cash-settlement of stock options and the associated liability accounting for stock options. In 2019, $1.8 million was expensed to adjust the liability to fair value, and an additional $0.4 million was charged back to paid-in capital as, for certain stock options, the cumulative expense calculated was lower that the grant date fair value of the original equity awards. During 2019, $3.6 million of stock options were surrendered by their holders for cash.

The following summarizes options granted, exercised, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2019	6,156,652	6.49
Forfeited	(227,368)	6.81
Expired	(1,154,956)	6.29
Outstanding at December 31, 2020	4,774,328	6.52
Forfeited	(44,102)	7.05
Expired	(665,737)	5.76
Outstanding at December 31, 2021	4,064,489	6.64
Exercisable at December 31, 2021	2,079,479	6.71

In 2018, 1,725,000 stock options were granted to an executive with performance conditions for vesting. For 825,000 stock options, vesting is conditioned upon an increase in the Company’s share price to C$13.26, and for 900,000 stock options, vesting is conditioned upon an increase in the Company’s share price to C$19.89. These options were valued using the Monte Carlo valuation method and determined to have a weighted average grant fair value of C$2.14 on original grant. These awards were accounted for at the fair value attributable to the vesting period until October 9, 2019 when these were reclassified to equity accounting and were re-valued at a weighted average fair value of C$0.83. On January 18, 2022, these awards were forfeited upon the departure of the executive from the Company.

Range of exercise prices outstanding at December 31, 2021:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$4.01 – C$5.00	22,537	2.89	4.12	15,025	2.89	4.12
C$5.01 – C$6.00	-	-	-	-	-	-
C$6.01 – C$7.00	3,281,199	1.79	6.38	1,549,301	1.87	6.36
C$7.01 – C$8.00	760,753	2.37	7.84	515,153	2.37	7.84
Total	4,064,489			2,079,479

Range of exercise prices outstanding at December 31, 2020:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$

C$4.01 – C$5.00	22,537	3.89	4.12	7,513	3.89	4.12
C$5.01 – C$6.00	669,236	0.89	5.76	669,236	0.89	5.76
C$6.01 – C$7.00	3,299,993	2.79	6.38	1,126,772	2.93	6.34
C$7.01 – C$8.00	782,562	3.37	7.84	262,417	3.37	7.84
Total	4,774,328			2,065,938

The stock options granted had a weighted average grant date fair value of C$2.40 in 2019, estimated using the Black-Scholes option-pricing model with the following assumptions for December 31, 2019: a 3.5 year expected life for all periods, 1.6% risk-free interest rate; a 4.2% expected forfeitures rate; and 39.2% expected volatility. These awards were accounted for using the fair value approach as they were accounted for as liabilities until October 9, 2019 when the Company ceased allowing cash surrenders of stock options. On October 9, 2019, the stock options had a weighted average fair value of C$1.32 estimated using the Black-Scholes option pricing model with the following assumptions: a 2.9 year expected life, 1.4% risk-free interest rate; and 39.2% expected volatility.

Dilutive instruments

For the year ended December 31, 2021, 4.1 million options (2020 – 4.8 million, 2019 – 0.5 million) and 3.4 million RSUs and PRSUs (2020 – 2.7 million, 2019 - nil) and 27.4 million shares which would be issued if the principal amount of the Debentures were settled in our common shares at the year end share price (2020 and 2019 - nil) were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share.

15. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 16 for the disaggregation of revenue by geographic region.

	For the Year Ended December 31,
	2021	2020	2019
Product	129,031	150,004	215,109
Transportation	13,231	15,491	23,903
License fees from Distribution Partners	738	1,194	1,647
Total product revenue	143,000	166,689	240,659
Installation and other services	4,593	4,818	7,076
	147,593	171,507	247,735

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Year Ended December 31,
	2021	2020	2019
At a point in time	142,262	165,495	239,012
Over time	5,331	6,012	8,723
	147,593	171,507	247,735

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

Contract Liabilities

	As at December 31,
	2021	2020	2019
Customer deposits	1,959	1,292	2,436
Deferred revenue	461	527	1,131
Contract liabilities	2,420	1,819	3,567

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was higher as at December 31, 2021 compared to the prior year period mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2020 and 2019, respectively, totaling $1.8 million and $3.6 million were recognized as revenue during 2021 and 2020, respectively.

Sales by Industry

The Company periodically reviews product revenue by industry vertical market to evaluate trends and the success of industry specific sales initiatives. The nature of products sold to the various industries is consistent and therefore the periodic review is focused on sales performance.

	For the Year Ended December 31,
	2021	2020	2019
Commercial	84,488	102,245	158,256
Healthcare	30,130	35,400	44,197
Government	16,012	14,128	14,879
Education	11,632	13,722	21,680
License fees from Distribution Partners	738	1,194	1,647
Total product revenue	143,000	166,689	240,659
Service revenue	4,593	4,818	7,076
	147,593	171,507	247,735

16. SEGMENT REPORTING

The Company has one reportable and operating segment and operates in two principal geographic locations, Canada and the United States. Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The Company’s revenue from operations from external customers, based on location of operations, and information about its non-current assets, is detailed below.

Revenue from external customers

	For the Year Ended December 31,
	2021	2020	2019
Canada	17,299	18,848	34,085
U.S.	130,294	152,659	213,650
	147,593	171,507	247,735

Non-current assets, excluding deferred tax assets

	As at December 31,
	2021	2020
Canada	34,912	42,947
U.S.	60,723	55,352
	95,635	98,299

(1)	Amounts include property, plant and equipment, capitalized software, operating lease right-of-use assets, goodwill and other assets. Goodwill was included in the Canadian segment.

17. COMMITMENTS

As at December 31, 2021, the Company had outstanding purchase obligations of approximately $3.7 million related to inventory and property, plant and equipment purchases (December 31, 2020 – $3.2 million). Refer to Note 5 for lease commitments.

18. LEGAL PROCEEDINGS

The Company is pursuing multiple lawsuits against its former founders, Mogens Smed and Barrie Loberg, their new company Falkbuilt Ltd. (“Falkbuilt”), and other related individual and corporate defendants for violations of fiduciary duties and non-competition and non-solicitation covenants contained in their executive employment agreements, and the misappropriation of DIRTT’s confidential and proprietary information in violation of numerous Canadian and U.S. state, and federal laws pertaining to the protection of DIRTT’s trade secrets and proprietary information and the prevention of false advertising and deceptive trade practices.

As of December 31, 2021, the Company’s litigation against Falkbuilt, Messrs. Smed and Loberg, and their associates was comprised of four main lawsuits: (i) an action in the Alberta Court of Queen’s Bench instituted on May 9, 2019 against Falkbuilt, Messrs. Smed and Loberg, and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, and duties of loyalty, fidelity and confidentiality, and the misappropriation of DIRTT’s confidential information (the “Canadian Non-Compete Case”); (ii) an action in the U.S. District Court for the Northern District of Utah instituted on December 11, 2019 against Falkbuilt, Smed, and other individual and corporate defendants alleging misappropriation of DIRTT’s confidential information, trade secrets, business intelligence and customer information (the “Utah Misappropriation Case”); (iii) an action for federal patent infringement in the U.S. District Court for the Northern District of Illinois instituted on August 6, 2020 against Falkbuilt, alleging that Falkbuilt is infringing certain of DIRTT’s patents relating to our proprietary ICE® software (the “Patent Infringement Case”); and (iv) an action in the U.S. District Court for the Northern District of Texas instituted on June 24, 2021 alleging that Falkbuilt has unlawfully used DIRTT’s confidential information in the United States and intentionally caused confusion in the United States in an attempt to steal customers, opportunities, and business intelligence, with the aim of establishing a competing business in the United States market (the “Texas Unfair Competition Case”). DIRTT intends to pursue the cases vigorously.

Falkbuilt also filed a lawsuit against the Company on November 5, 2019 in the Court of Queen’s Bench of Alberta, alleging that DIRTT has misappropriated and misused their alleged proprietary information in furtherance of DIRTT’s product development. Falkbuilt seeks monetary relief and an interim, interlocutory and permanent injunction of DIRTT’s alleged use of the alleged proprietary information. The Company believes that the suit is without merit and filed an application for summary judgement to dismiss Falkbuilt’s claim.

No amounts are accrued for the above legal proceedings.

19. SUBSEQUENT EVENTS

On February 22, 2022, the Company announced the intention to close its Phoenix facility, as well as an 18% reduction in the Company’s salaried workforce. One-time costs associated with these reductions, to be incurred in the first half of 2022, are expected to be approximately $5.0 million.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2021, based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our information circular and proxy statement (“proxy statement”) related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of the report:
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, as at December 31, 2021 and 2020

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

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

4.4

Second Supplemental Indenture, dated December 1, 2021, by and among the Company, Computershare Trust Company of Canada and Computershare Trust Company, National Association as Trustees (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on December 1, 2021).

4.5

Rights Agreement, dated as of December 7, 2021, by and between DIRTT Environmental Solutions Ltd. and Computershare Trust Company of Canada, as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on December 8, 2021).

10.1+#

Loan Agreement, dated February 12, 2021, by and among the Royal Bank of Canada, DIRTT Environmental Solutions Ltd. and DIRTT Environmental Solutions, Inc., as borrowers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on February 19, 2021).

10.2+#

First Amendment and Consent to Loan Agreement, dated November 15, 2021, by and among the Royal Bank of Canada, as lender, and DIRTT Environmental Solutions Ltd. and DIRTT Environmental Solutions, Inc., as borrowers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on November 23, 2021).

Exhibit No.	Exhibit or Financial Statement Schedule

10.3+	Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

10.4+	DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on May 22, 2020).

10.5+

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

10.8+	Deferred Share Unit Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

10.9+

DIRTT Environmental Solutions Ltd. Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, File No. 333-234143, filed on October 9, 2019).

10.10+

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

10.16+

Indemnity Agreement, dated August 1, 2020, between the Company and Shauna R. King, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, File No. 001-39061, filed on February 24, 2021).

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

10.24#

Second Amendment to Lease made as of the 6th day of July, 2020, by and between SP ROCK HILL LEGACY EAST #1, LLC, an Indiana limited liability company, and DIRTT ENVIRONMENTAL SOLUTIONS, INC., a Colorado corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, File No. 001-39061, filed on July 29, 2020).

10.25#

Lease Agreement between Tennyson Campus Owner, LP and DIRTT Environmental Solutions, Inc. dated March 4, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-39061, filed on May 6, 2020).

10.26

Letter Agreement, dated as of January 18, 2022, by and between Todd W. Lillibridge and DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-39061, filed on January 19, 2022).

10.27

Letter Agreement, dated January 7, 2021, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on January 13, 2021).

10.28+

Indemnification Agreement, by and between DIRTT Environmental Solutions Ltd. and James A. Lynch, dated March 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on March 23, 2021).

10.29+

Indemnification Agreement, by and between DIRTT Environmental Solutions Ltd. and Diana R. Rhoten, dated March 22, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on March 23, 2021).

Exhibit No.	Exhibit or Financial Statement Schedule

21.1*	Subsidiaries of DIRTT Environmental Solutions Ltd.

23.1*	Consent of PricewaterhouseCoopers, L.L.P., independent registered public accounting firm.

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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Compensatory plan or agreement.
#	Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and would likely cause competitive harm to the Company it publicly disclosed.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

Date: February 23, 2022	By:	/s/ Todd Lillibridge
Name: Todd Lillibridge
Title: Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd W. Lillibridge Todd W. Lillibridge	Interim Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2022

/s/ Geoffrey D. Krause Geoffrey D. Krause	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2022

/s/ Michael Ford Michael Ford	Director	February 23, 2022

/s/ Denise Karkkainen Denise Karkkainen	Director	February 23, 2022

/s/ Shauna King Shauna King	Director	February 23, 2022

/s/ Jim Lynch Jim Lynch	Director	February 23, 2022

/s/ Steven Parry Steven Parry	Director	February 23, 2022

/s/ Diana Rhoten Diana Rhoten	Director	February 23, 2022