Form 10-Q
period 2022-03-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2022-05-04
CIK 1340476

..

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The registrant had 85,867,270 common shares outstanding as of May 2, 2022.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the coronavirus (“COVID-19”) pandemic and related economic repercussions and other risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 23, 2022 (the “Annual Report on Form 10-K”), and in this Quarterly Report under “Part II, Item 1A. Risk Factors.”  These factors include, but are not limited to, the following:

•	the impact of the COVID-19 pandemic and any strain variants or resurgences thereof on our business;
•	our ability to implement our strategic plan, including realizing on certain cost-optimization initiatives undertaken in 2022;
•	the effect of the cost saving initiatives the Company announced in February 2022;
•	turnover of our key executives, recruitment efforts to find a permanent chief executive officer, and difficulties in recruiting or retaining key employees;
•	the ability of our reconstituted board of directors to successfully implement its transformation plan;
•	our ability to maintain and manage growth effectively;
•	competition in the interior construction industry;
•	competitive behaviors by our co-founders and former executives;
•	the condition and changing trends of the overall construction industry;
•	our reliance on our network of Distribution Partners (as defined herein) for sales, marketing and installation of our solutions;
•	our ability to introduce new designs, solutions and technology and gain client and market acceptance;
•	defects in our designing and manufacturing software and warranty and product liability claims brought against us;
•	material fluctuations of commodity prices, including raw materials;
•	shortages of supplies of certain key components and materials or disruption in supplies due to global events, including the COVID-19 pandemic;
•	global economic, political and social conditions and financial markets;
•	our exposure to currency exchange rates, tax rates and other fluctuations, including those resulting from changes in laws or administrative practice;

ii

•	legal and regulatory proceedings brought against us;
•	infringement on our patents and other intellectual property;
•	cyber-attacks and other security breaches of our information and technology systems;
•	damage to our information technology and software systems;
•	our requirements to comply with applicable environmental, health and safety laws, including those relating to the COVID-19 pandemic;
•	our ability to generate sufficient revenue to achieve and sustain profitability;
•	our periodic fluctuations in results of operations and financial conditions;
•	volatility of our share price;
•	the effect of being governed by the corporate laws of a foreign country, including the difficulty of enforcing civil liabilities against directors and officers residing in a foreign country;
•	the availability of capital or financing on acceptable terms, which may impact our liquidity and impair our ability to make investments in the business;
•	the availability and treatment of government subsidies (including any current or future requirements to repay or return such subsidies); and
•	future mergers, acquisitions, agreements, consolidations or other corporate transactions we may engage in.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at March 31,	As at December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	38,861	60,313
Restricted cash	3,224	3,095
Trade and other receivables, net of expected credit losses of $0.1 million at March 31, 2022 and at December 31, 2021	22,590	17,540
Inventory	22,114	18,457
Prepaids and other current assets	4,497	4,399
Total Current Assets	91,286	103,804
Property, plant and equipment, net	48,742	51,697
Capitalized software, net	6,709	7,395
Operating lease right-of-use assets, net	31,932	30,880
Other assets	5,787	5,663
Total Assets	184,456	199,439
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	24,437	22,751
Other liabilities	2,359	2,379
Customer deposits and deferred revenue	5,768	2,420
Current portion of long-term debt and accrued interest	3,321	3,323
Current portion of lease liabilities	6,113	6,214
Total Current Liabilities	41,998	37,087
Long-term debt	67,673	67,319
Long-term lease liabilities	28,487	27,267
Total Liabilities	138,158	131,673
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 85,832,977 issued and outstanding at March 31, 2022 and 85,345,433 at December 31, 2021	182,985	181,782
Additional paid-in capital	13,147	13,200
Accumulated other comprehensive loss	(15,483)	(15,916)
Accumulated deficit	(134,351)	(111,300)
Total Shareholders’ Equity	46,298	67,766
Total Liabilities and Shareholders’ Equity	184,456	199,439

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2022	2021
Product revenue	37,451	28,542
Service revenue	835	923
Total revenue	38,286	29,465
Product cost of sales	34,607	23,551
Costs of under-utilized capacity	-	1,756
Service cost of sales	392	788
Total cost of sales	34,999	26,095
Gross profit	3,287	3,370
Expenses
Sales and marketing	7,228	6,670
General and administrative	7,993	7,241
Operations support	2,498	2,297
Technology and development	2,140	1,935
Stock-based compensation	1,302	1,094
Reorganization	3,692	-
Total operating expenses	24,853	19,237
Operating loss	(21,566)	(15,867)
Government subsidies	575	4,068
Foreign exchange loss	(732)	(180)
Interest income	11	19
Interest expense	(1,330)	(500)
	(1,476)	3,407
Loss before tax	(23,042)	(12,460)
Income taxes
Deferred tax expense	-	39
	-	39
Net loss	(23,042)	(12,499)
Loss per share
Basic and diluted loss per share	(0.27)	(0.15)
Weighted average number of shares outstanding (in thousands)
Basic and Diluted	85,451	84,681

Interim Condensed Consolidated Statement of Comprehensive Loss

	For the Three Months Ended March 31,
	2022	2021
Loss for the period	(23,042)	(12,499)
Exchange differences on translation of foreign operations	433	605
Comprehensive loss for the period	(22,609)	(11,894)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2020	84,681,364	180,639	10,175	(17,018)	(57,265)	116,531
Stock-based compensation	-	-	796	-	-	796
Foreign currency translation adjustment	-	-	-	605	-	605
Net loss for the period	-	-	-	-	(12,499)	(12,499)
As at March 31, 2021	84,681,364	180,639	10,971	(16,413)	(69,764)	105,433
As at December 31, 2021	85,345,433	181,782	13,200	(15,916)	(111,300)	67,766
Stock-based compensation	-	-	1,339	-	-	1,339
Issued on vesting of RSUs and Share Awards	487,544	1,203	(1,203)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(189)	-	(9)	(198)
Foreign currency translation adjustment	-	-	-	433	-	433
Net loss for the period	-	-	-	-	(23,042)	(23,042)
As at March 31, 2022	85,832,977	182,985	13,147	(15,483)	(134,351)	46,298

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

 DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss for the period	(23,042)	(12,499)
Adjustments:
Depreciation and amortization	4,622	3,402
Stock-based compensation, net of settlements	1,302	1,094
Foreign exchange loss	651	172
Accretion of convertible debentures	165	53
Deferred income tax expense	-	39
Changes in operating assets and liabilities:
Trade and other receivables	(4,966)	(243)
Inventory	(3,443)	197
Prepaid and other assets, current and long term	(108)	(948)
Accounts payable and accrued liabilities	2,460	(5,934)
Other liabilities	-	507
Customer deposits and deferred revenue	3,332	1,607
Current portion of long-term debt and accrued interest	(56)	320
Lease liabilities	41	139
Net cash flows used in operating activities	(19,042)	(12,094)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(963)	(2,908)
Capitalized software development expenditures	(483)	(705)
Other asset expenditures	(174)	-
Recovery of software development expenditures	-	24
Net cash flows used in investing activities	(1,620)	(3,589)
Cash flows from financing activities:
Proceeds received on long-term debt	-	29,545
Repayment of long-term debt	(618)	(208)
Employee tax payments on vesting of RSUs	(209)	-
Net cash flows (used in) provided by financing activities	(827)	29,337
Effect of foreign exchange on cash, cash equivalents and restricted cash	166	303
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,323)	13,957
Cash, cash equivalents and restricted cash, beginning of period	63,408	45,846
Cash, cash equivalents and restricted cash, end of period	42,085	59,803
Supplemental disclosure of cash flow information:
Interest paid	(1,152)	(62)
Income taxes received	25	-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.

	For the Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	38,861	58,656
Restricted cash	3,224	1,147
Total cash, cash equivalents and restricted cash	42,085	59,803

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

1. GENERAL INFORMATION

DIRTT Environmental Solutions Ltd. and its subsidiary (“DIRTT”, the “Company”, “we” or “our”) is a leading technology-driven manufacturer of highly customized interiors. DIRTT combines its proprietary 3D design, configuration and manufacturing ICE® software (“ICE” or “ICE Software”) with integrated in-house manufacturing of its innovative prefabricated interior construction solutions and an extensive network of distribution partners (“Distribution Partners”). ICE provides accurate design, drawing, specification, pricing and manufacturing process information, allowing rapid production of high-quality custom solutions using fewer resources than traditional manufacturing methods. ICE is also licensed to unrelated companies and Distribution Partners of the Company. DIRTT is incorporated under the laws of the province of Alberta, Canada, its headquarters is located at 7303 – 30th Street S.E., Calgary, AB, Canada T2C 1N6 and its registered office is located at 4500, 855 – 2nd Street S.W., Calgary, AB, Canada T2P 4K7. DIRTT’s common shares trade on the Toronto Stock Exchange under the symbol “DRT” and on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “DRTT”.

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of March 31, 2022, and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The condensed balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 included in the Annual Report on Form 10-K of the Company as filed with the U.S. Securities and Exchange Commission and applicable securities commission or similar regulatory authorities in Canada. As described in Note 5, the Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance effective January 1, 2022.  There was no impact of this standard on our disclosures or accounting for government assistance.

In these Financial Statements, unless otherwise indicated, all dollar amounts are expressed in United States (“U.S.”) dollars. DIRTT’s financial results are consolidated in Canadian dollars, the Company’s functional currency, and the Company has adopted the U.S. dollar as its reporting currency. All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

Principles of consolidation

The Financial Statements include the accounts of DIRTT and its subsidiary. All intercompany balances, income and expenses, unrealized gains and losses and dividends resulting from intercompany transactions have been eliminated on consolidation.

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

3. COVID-19

On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization and has had extraordinary and rapid negative impacts on global societies, workplaces, economies and health systems. The resulting adverse economic conditions have negatively impacted construction activity and consequently DIRTT’s business, with significant negative impacts extending through 2021, 2022 and potentially beyond.

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

COVID-19 has increased the complexity of estimates and assumptions used to prepare the Company’s consolidated financial statements and the following key sources of estimation uncertainty:

Credit risk

COVID-19 may cause DIRTT’s Distribution Partners and customers to experience liquidity issues and this may result in higher expected credit losses or slower collections. Management continually assesses the impact of COVID-19 on the Company’s Distribution Partners and determined no change to the Company’s provision for credit losses of $0.1 million was required during the first quarter of 2022. The estimation of such credit losses is complex because of limited historical precedent for the current economic situation. In addition, the Company maintains trade credit insurance (see Note 6) as further protection from credit losses.

Liquidity risk

The Company may have lower cash flows from operating activities available to service debts due to lower sales or collections as a result of COVID-19. To address this risk and the uncertainty around the timing of a recovery from COVID-19, the Company issued the Debentures (as defined below) in January and December of 2021, for net proceeds of $29.5 million and $25.6 million, respectively, and has credit facilities available. See Note 8 for information about our credit facilities. See Note 4 for information about reorganization activities.

Government subsidies

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the Canadian Emergency Wage Subsidy (“CEWS”). The CEWS provided the Company with a taxable subsidy in respect of a specific portion of wages paid to Canadian employees during qualifying periods extending from March 15, 2020 to October 23, 2021 based on the percentage decline of certain of the Company’s Canadian sourced revenues during each qualifying period. The Company’s eligibility for the CEWS was subject to change for each qualifying period and was reviewed by the Company for each qualifying period, with amounts being received by the Company for various, but not each, qualifying period. Pursuant to amendments enacted as part of the 2021 Canadian federal budget, the Company is required to repay a portion of the CEWS amounts received for any qualifying period commencing after June 5, 2021 where the aggregate compensation for “specified executives” (within the meaning of the CEWS) during the 2021 calendar year exceeds the aggregate compensation for “specified executives” during the 2019 calendar year. Upon finalization of 2021 compensation to specified executives, approximately C$0.5 million ($0.4 million) of subsidies is expected to be repaid to the Canadian authorities in the second quarter of 2022.  The repayment amount was fully provided for in the third quarter of 2021 in accounts payable and accrued liabilities and in the first quarter of 2022 the Company reversed a $0.6 million incremental provision related to this that is no longer necessary.

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

The CEWS and CERS programs ended on October 23, 2021. The Company is not eligible and did not receive any new government subsidies in the quarter ended March 31, 2022.

Impairment

At March 31, 2022, management determined an impairment provision was not required as our outlook is consistent with the assumptions used in our impairment test undertaken at December 31, 2021. In future periods, if our results or outlook are less than our forecast, this determination may need to be revisited.

4. REORGANIZATION

On February 22, 2022, we commenced the process of closing our Phoenix aluminum manufacturing facility (the “Phoenix Facility”), shifting related manufacturing to both our Savannah and Calgary aluminum manufacturing facilities. Additionally, we announced our intention to eliminate a portion of our salaried workforce including manufacturing and office positions along with other cost reduction initiatives. The closure of the Phoenix Facility is expected to be substantially completed in the second quarter of 2022.  The Company did not impair its Right of Use assets associated with the Phoenix Facility as the Company expects to be able to sublease the Phoenix Facility and recover the $5.1 million of contractual lease commitments.

Reorganization costs incurred in the quarter of $3.7 million include $3.1 million related to termination benefits, $0.1 million associated with the closure of the Phoenix Facility, and $0.5 million of other costs. Of the amount expensed, $1.6 million was paid and $1.9 million of termination benefits and $0.2 million of other costs were included in accounts payable and accrued liabilities at March 31, 2022. We anticipate a further $4.4 million of costs in the second quarter of 2022, as the Company incurred a $3.1 million charge for incremental insurance on change of control of the board on April 26, 2022.

The Company accelerated the depreciation of certain items of property, plant and equipment and capitalized software associated with these decisions resulting in an additional $1.1 million of depreciation and amortization incurred in the quarter.

5. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

In 2021, the Financial Accounting Standards Board issued Accounting Standards Update No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The ASU provides guidance on required disclosures with respect to government assistance in a company’s notes to the annual financial statements. The amendments in the ASU are effective for periods beginning after December 15, 2021. The Company has adopted this standard effective January 1, 2022 and notes there is no significant impact of this standard on our accounting or disclosures for government assistance.

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At March 31, 2022, approximately 82% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, which have arisen since April 1, 2020 when the trade credit insurance became effective.

Our trade balances are spread over a broad Distribution Partner base, which is geographically dispersed. For the three months ended March 31, 2022 no Distribution Partner accounted for greater than 10% of revenue (2021: One Distribution Partner: $3.6 million). In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	March 31,	December 31,
	2022	2021
Current	18,167	13,659
Overdue	977	621
	19,144	14,280
Less: expected credit losses	(132)	(130)
	19,012	14,150
Sales tax receivable	411	196
Income tax receivable	3,167	3,194
	22,590	17,540

 No adjustment to our expected credit losses of $0.1 million was required for the quarter ended March 31, 2022. Receivables are generally considered to be past due when over 60 days old unless there is a separate payment arrangement in place for the collection of the receivable.

7. OTHER LIABILITIES

	As at,
	March 31, 2022	December 31, 2021
Legal provisions(1)	145	143
DSU liability	759	785
Warranty and other provisions(2)	1,455	1,451
Other liabilities	2,359	2,379

(1)

The Company has provided $0.1 million (December 31, 2021 - $0.1 million) as the estimated amount likely payable for various claims against the Company. The amount provided for is management’s best estimate of the potential payments for amounts claimed.

(2)	The following table presents a reconciliation of the warranty and other provisions balance:

	March 31, 2022	December 31, 2021
As at January 1	1,451	1,763
Adjustments to timber provision	-	(500)
Additions to warranty provision	150	1,019
Payments related to warranties	(146)	(831)
	1,455	1,451

8. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance on January 1, 2021	-	5,967	-	5,967
Issuances	-	9,805	55,107	64,912
Accretion of issue costs	-	-	352	352
Accrued interest	-	556	1,935	2,491
Interest payments	-	(556)	(987)	(1,543)
Principal repayments	-	(1,808)	-	(1,808)
Exchange differences	-	(55)	326	271
Balance at December 31, 2021	-	13,909	56,733	70,642
Current portion of long-term debt and accrued interest	-	2,386	937	3,323
Long-term debt	-	11,523	55,796	67,319

Balance on December 31, 2021	-	13,909	56,733	70,642
Accretion of issue costs	-	-	165	165
Accrued interest	-	187	909	1,096
Interest payments	-	(187)	(965)	(1,152)
Principal repayments	-	(618)	-	(618)
Exchange differences	-	30	831	861
Balance at March 31, 2022	-	13,321	57,673	70,994
Current portion of long-term debt and accrued interest	-	2,423	898	3,321
Long-term debt	-	10,898	56,775	67,673

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of (i) 75% of the book value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). At March 31, 2022, available borrowings are C$14.5 million ($11.6 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability”, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash, is less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR has been below 1.10:1 for the three immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities (defined below). The Company did not meet the three-month FCCR requirement during the first quarter of 2022 which resulted in requiring the restriction of $3.2 million of cash. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

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

During the first quarter of 2022, the Company received $nil (twelve months ended December 31, 2021: $9.8 million) of cash consideration under the U.S. Leasing Facility. The associated financial liabilities are shown on the consolidated balance sheet in current other liabilities and long-term debt. Subsequent to March 31, 2022, the Company received C$0.9 million ($0.7 million) under the Canada Leasing Facility.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters (the “January Debentures”). On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures will mature and be repayable on January 31, 2026 (the “January Debentures Maturity Date”) and will accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The January Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Notes Maturity Date and the date specified by the Company for redemption of the January Debentures at a conversion price of C$4.65 per common share, being a ratio of approximately 215.0538 common shares per C$1,000 principal amount of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission.

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters  (the “December Debentures” and, together with the January Debentures, the “Debentures”). These December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and will accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures at a conversion price of C$4.20 per common share, being a ratio of approximately 238.0952 common shares per C$1,000 principal amount of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission.

9. STOCK-BASED COMPENSATION

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

Stock-based compensation expense

	For the Three Months Ended March 31,
	2022	2021
Equity-settled awards	1,339	796
Cash-settled awards	(37)	298
	1,302	1,094

The following summarizes RSUs, Share Awards (as defined below), PSUs, and DSUs activity during the periods:

	RSU Time-	RSU Performance-	Share
	Based	Based	Awards	PSU	DSU
	Number of	Number of	Number of	Number of	Number of
	units	units	units	units	units
Outstanding at December 31, 2020	2,414,066	200,000	-	197,471	363,664
Granted	1,890,987	878,601	-	-	31,837
Forfeited	(5,588)	-	-	-	-
Outstanding at March 31, 2021	4,299,465	1,078,601	-	197,471	395,501
Outstanding at December 31, 2021	3,216,536	1,021,739	-	157,200	361,577
Granted	2,109,205	863,279	162,682	-	180,314
Vested	(393,016)	-	(94,528)	-	-
Withheld to settle employee tax obligations	(60,039)	-	(68,154)	-	-
Forfeited	(614,151)	(502,628)	-	-	-
Outstanding at March 31, 2022	4,258,535	1,382,390	-	157,200	541,891

Restricted share units (time-based vesting)

Restricted share units that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant (“RSUs”). At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted was C$2.40 (2021 – C$3.11) which was determined using the closing price of the Company’s common shares on their respective grant dates.

Restricted share units (performance-based vesting)

During 2022 and 2021, restricted share units were granted to executives with service and performance-based conditions for vesting (the “PRSUs”). If the Company’s share price increases to certain values for 20 consecutive trading days, as outlined below, a percentage of the PRSUs will vest at the end of the three-year service period. PRSUs awarded in 2020 were forfeited in January 2022 upon the departure of an executive from the Company.

The grant date fair value of the 2022 and 2021 PRSUs were valued using the Monte Carlo valuation method and determined to have a weighted average grant date fair value of C$1.87 and C$3.27, respectively.

Based on share price performance since the date of grant, none of the 2022 PRSUs and 66.7% of the 2021 PRSUs will vest upon completion of the three-year service period.

	% of PRSUs Vesting
	33.3%	50.0%	66.7%	100.0%	150.0%
2022 and 2021 PRSUs	$3.00	$-	$4.00	$5.00	$7.00

Share awards

During the first quarter of 2022, certain executives were issued share awards in lieu of cash paid variable incentive compensation (“Share Awards”). These Share Awards vested upon grant. The fair value of the Share Awards granted was C$2.40 ($1.88), which was determined using the closing price of the Company’s common shares on the grant date.

Deferred share units

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the year. DSUs outstanding at March 31, 2022 had a fair value of $0.8 million which is included in other liabilities on the balance sheet (December 31, 2021 – $0.8 million).

Performance share units

Under the terms of the PSU Plan, PSUs granted vest at the end of a three-year term. At the end of a three-year term, employees will be awarded cash at the discretion of the board of directors of the Company, calculated based on Adjusted EBITDA, total shareholder return, or revenue growth related to performance conditions.

The fair value of the liability and the expense attributable to the vesting period is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss. As at March 31, 2022, outstanding PSUs had a fair value of $nil which is included in other liabilities on the balance sheet (December 31, 2021 – $nil).

Options

The following summarizes options granted, exercised, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2020	4,774,328	6.52
Forfeited	(3,213)	6.81
Outstanding at March 31, 2021	4,771,115	6.52
Outstanding at December 31, 2021	4,064,489	6.64
Forfeited	(1,740,915)	6.40
Outstanding at March 31, 2022	2,323,574	6.82
Exercisable at March 31, 2022	2,069,176	6.71

Range of exercise prices outstanding at March 31, 2022:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$4.01 – C$5.00	22,537	2.64	4.12	15,025	2.64	4.12
C$5.01 – C$6.00	-	-	-	-	-	-
C$6.01 – C$7.00	1,549,833	1.63	6.36	1,543,901	1.63	6.36
C$7.01 – C$8.00	751,204	2.13	7.84	510,250	2.13	7.84
Total	2,323,574			2,069,176

Dilutive Instruments

For the three months ended March 31, 2022, 2.3 million options (2021 – 4.8 million), 5.6 million RSUs and PRSUs (2021 – 4.4 million) and 43.0 million shares which would be issued if the principal amount of the Debentures were settled in our common shares at the quarter end share price (2021 – 11.0 million) were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share.

10. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 11 for the disaggregation of revenue by geographic region.

	For the Three Months Ended March 31,
	2022	2021
Product	33,193	25,836
Transportation	4,061	2,499
License fees from Distribution Partners	197	207
Total product revenue	37,451	28,542
Installation and other services	835	923
	38,286	29,465

 DIRTT sells its products and services pursuant to fixed-price contracts, which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize is based upon agreed contractual terms with the customer and is not subject to variability.

	For the Three Months Ended March 31,
	2022	2021
At a point in time	37,254	28,335
Over time	1,032	1,130
	38,286	29,465

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

Contract Liabilities

	As at
	March 31, 2022	December 31, 2021	December 31, 2020
Customer deposits	5,311	1,959	1,292
Deferred revenue	457	461	527
Contract liabilities	5,768	2,420	1,819

Contract liabilities primarily relate to deposits received from customers and deferred revenue from license subscriptions. The balance of contract liabilities was higher as at March 31, 2022 compared to December 31, 2021 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2021 and 2020, respectively, totaling $2.1 million and $1.5 million were recognized as revenue during the three months ended March 31, 2022 and 2021, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended March 31,
	2022	2021
Commercial	24,044	16,144
Healthcare	6,964	6,487
Government	3,281	4,181
Education	2,965	1,523
License fees from Distribution Partners	197	207
Total product and transportation revenue	37,451	28,542
Installation and other services	835	923
	38,286	29,465

11. SEGMENT REPORTING

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

Revenue from external customers

	For the Three Months Ended March 31,
	2022	2021
Canada	5,251	2,995
U.S.	33,035	26,470
	38,286	29,465

Non-current assets, excluding deferred tax assets

	As at
	March 31, 2022	December 31, 2021
Canada	34,704	34,912
U.S.	58,466	60,723
	93,170	95,635
(1)	Amounts include property, plant and equipment, capitalized software, operating lease right-of-use assets, and other assets.

12. INCOME TAXES

As at March 31, 2022, the Company had a valuation allowance of $22.8 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2021 – $17.3 million).

13. COMMITMENTS

As at March 31, 2022, the Company had outstanding purchase obligations of approximately $6.1 million related to inventory and property, plant and equipment purchases (December 31, 2021 – $3.7 million). As at March 31, 2022, the Company had undiscounted operating lease liabilities of $50.9 million (December 31, 2021 – $49.7 million).

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

Summary of Financial Results

•

Revenues for the quarter ended March 31, 2022 were $38.3 million, an increase of $8.8 million or 30% from $29.5 million for the period ended March 31, 2021. While the resurgence of COVID-19 infections due to the Omicron variant at the beginning of the year temporarily sent many employees back to their home offices and delayed return dates, DIRTT and its partners experienced an uptick in planning activity and opportunities growth which began to translate into orders in March 2022. The full impact of the COVID-19 pandemic was incurred in the first quarter of 2021 when the impact of the contraction in construction activity was experienced and with most of our pre-pandemic projects in process completed in 2020.

•

Gross profit and gross profit margin for the quarter ended March 31, 2022 was $3.3 million or 8.6% of revenue, a decrease of $0.1 million or 2% from $3.4 million or 11.4% of revenue for the quarter ended March 31, 2021. The decrease in gross profit margin largely reflects the impact of significant inflationary increases in the realized cost of materials, transportation and packaging and incremental fixed costs of our new manufacturing facility in Rock Hill, South Carolina (the “South Carolina Facility”), partially offset by an improved fixed cost leverage as compared to the prior period as a result of higher activity.  Gross profit for the quarter ended March 31, 2022 also included $1.1 million of accelerated depreciation and amortization arising from a change in useful life of assets.

•

The Company implemented an approximate 6.5% overall increase in our product and transportation prices effective on new orders subsequent to November 15, 2021 to offset increased materials, transportation and packaging costs.   The impact of these changes was partially realized in the quarter ended March 31, 2022 and is expected to be realized in the latter quarters of 2022. Additionally, the Company announced a further 5% price increase effective June 1, 2022, in response to the continued inflationary impacts to material costs. These increases will be slightly offset by new pricing strategies on Reflect and Inspire product lines.

•

Adjusted Gross Profit and Adjusted Gross Profit Margin (see “Non-GAAP Financial Measures”) for the quarter ended March 31, 2022 was $6.8 million or 17.7%, respectively, a decrease from $7.2 million or 24.3%, respectively, for the quarter ended March 31, 2021, due to the reasons described above. For the quarter ended March 31, 2021 $1.8 million of overhead costs were excluded from Adjusted Gross Profit, as these costs were on account of operating at lower than normal capacity levels and were accordingly charged directly and separately to cost of sales rather than as a cost attributable to production.

•

Operating expenses increased by $5.6 million to $24.9 million in 2022 from $19.2 million in 2021. This increase is largely due to $3.7 million in reorganization expenses (discussed below), $1.5 million of incremental professional fees associated with the contested director elections and an increase in commissions, travel, meals and entertainment costs due to increased business activity and the easing of COVID-19 restrictions. These costs were offset by decreases in salaries and benefits associated with cost reduction measures which were partially realized during the quarter.

•

Net loss for the three months ended March 31, 2022 was $23.0 million compared to $12.5 million for the three months ended March 31, 2021. The higher net loss is primarily the result of the $5.6 million increase in operating expenses, a $3.5 million reduction in government subsidies, a $0.6 million increase in foreign exchange loss and a $0.8 million increase in interest expense.

•

On February 22, 2022, we announced a plan to close the Phoenix Facility, shifting related manufacturing to both our Savannah and Calgary aluminum facilities. This is expected to result in a net headcount reduction of approximately 26 and annualized cost savings of approximately $2.4 million.  The closure of the Phoenix Facility is expected to be substantially completed in the second quarter of 2022.  Additionally, we announced our intention to eliminate approximately 18% of our salaried workforce including manufacturing and office positions which, along with other cost reduction initiatives, are expected to yield annualized savings of approximately $13.0 million. One-time costs associated with these reductions and other costs savings measures are approximately $5.0 million. For the quarter ended March 31, 2022, we incurred $3.7 million in reorganization costs.

•

Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the quarter ended March 31, 2022 was a $12.0 million loss or (31.2)%, a decline of $0.6 million from a $11.4 million loss or (38.6)% for the quarter ended March 31, 2021 for the above noted reasons.  For the quarter ended March 31, 2022, reorganization costs of $3.7 million were added back in the calculation of Adjusted EBITDA.

Outlook

On April 26, 2022, at the Company's 2022 annual and special meeting of shareholders, shareholders of the Company elected seven individuals to the Company’s board of directors. In total, there were 14 director nominees, seven of whom were nominated by 22 NW Fund, LP and other participants (“22NW”) named in the definitive proxy statement filed on January 7, 2022, as amended. At the meeting, the Company’s shareholders elected all seven candidates recommended by 22NW to the board of directors to serve for one-year terms expiring at the Company’s 2023 annual meeting of shareholders. Following election and appointment, the board of directors terminated the employment of Todd Lillibridge as Interim Chief Executive Officer and appointed Geoffrey D. Krause and Jeffrey A. Calkins as Interim Co-Chief Executive Officers, in each case effective as of April 26, 2022.

The first quarter of 2022 marked the transition of the COVID-19 pandemic to an endemic with the broad easing of health restrictions, including work-from-home mandates, across North America. While the resurgence of COVID-19 infections due to the Omicron variant at the beginning of the year temporarily sent many employees back to their home offices and delayed return dates, DIRTT and its partners experienced an uptick in planning activity and opportunities growth which began to translate into orders in March 2022. As at April 1, our 12-month forward pipeline including leads increased by 5% to $318 million from $302 million at January 1, 2022, comprising of 60% commercial, 19% healthcare, 8% education and 13% government opportunities.

As a result of the slow start to the year, 46% of first quarter revenue was generated in March, which marked the highest revenue month for the company since October 2020 and the second highest revenue month since the start of the pandemic. Our first quarter 2022 revenue of $38.2 million was at the low end of our estimate of between $38 and $42 million, but an increase of 30% over the same period of 2021. To date in the second quarter, activity has been relatively consistent with the March 2022 period. We also continue to experience increased tours, both in person and virtually through our DIRTT Experience Centers (“ DXCs”). As a result, we currently expect second quarter revenue to be between $43 million and $47 million, an increase of between 13% and 23% from the first quarter of 2022 and between 5% and 14% from the same period of 2021. Based on improving activity levels, we increased our full year revenue targets by $5 million to between $175 and $185 million, with opportunity for additional upside as the year plays out.

During the first quarter of 2022, we made progress on our goal of enhancing partner effectiveness and accountability. On March 28, 2022, we held our first Partner Advisory Council meeting to elevate partner feedback within our organization and provide further insight to support our commercial and operational decision making. This first meeting established the overall objectives and cadence of the Partner Advisory Council and provided initial partner feedback, which the Company is currently evaluating. The Partner Advisory Council is comprised of 17 Distribution Partners that provide both geographic and vertical representation across North America.

Strategic accounts remain a cornerstone in our go to market strategy. In the first quarter of 2022, we refined our strategic account targets to 48 from 55 previously as a result of headcount reductions and an increase in focus. During the quarter, sales to strategic accounts totaled approximately $6.0 million with product delivered to 22 of the 48 accounts. For the remainder of 2022, we have identified and continue to develop opportunities with 32 of the 48 accounts.

Gross margin and Adjusted Gross Margin were 8.6% and 17.7% respectively, negatively impacted by both the negative leverage in the first two months of 2022 and continued inflationary pressure on raw materials and transportation costs. In response to continued inflationary pressures, we announced a 5% price increase effective June 1, 2022 in addition to the price increase announced in the fourth quarter of 2021. Approximately 75% of our first quarter 2022 revenues reflected the new fourth quarter pricing as we honored pricing previously quoted for projects in process. In the near to mid-term, we expect inflationary pressures to continue, driven by both increased energy prices and the impact of global tensions on supply as well as a trucking labor shortage. We will continue to assess and implement mitigation strategies where appropriate.

On April 8, 2022, we completed our final shift at the Phoenix Facility and commenced decommissioning activities, including redeployment of certain pieces of manufacturing equipment to Calgary and Rock Hill, shipping and rationalization of aluminum inventory to other aluminum frame plants and subletting of the space. Decommissioning is expected to be complete by the end of the second quarter of 2022 and is expected to eliminate approximately $2.4 million of annualized costs.  Given the uptick in sales activity, in April we began to actively increase variable labor capacity at both our Savannah and Calgary aluminum manufacturing facilities to ensure we can meet our end customer lead times.

In February 2022, we commenced an organization wide restructuring of positions to reduce fixed expenses, resulting in the elimination of approximately 18% of our salaried workforce (excluding those associated with the Phoenix Facility closure) which was largely completed in the first quarter. This, along with other cost reduction initiatives, are expected to result in annualized savings of up to $13 million. As a result of these activities, including the closure of the Phoenix Facility, we expect to incur reorganization costs of approximately $5 million, of which $3.7 million were incurred in the first quarter. We anticipate a further $4.4 million of reorganization costs in the second quarter, as the Company incurred a $3.1 million charge for incremental insurance on change of control of the board on April 26, 2022.

We finished the quarter with net working capital of $49.3 million (December 31, 2021 - $66.7 million), including unrestricted cash of $39.0 million (December 31, 2021 - $60.3 million). Cash usage was driven by the slow start to the quarter which resulted in working capital build combined with one-time reorganization costs and professional fees related to the contested election of directors. We expect cash usage to improve as 2022 progresses as a result of sequential improvements in revenues and a lower fixed cost base, approaching monthly cashflow breakeven in the third or fourth quarters of 2022. That said, we expect one-time costs, comprising of reorganization expenses and activist costs, for the second quarter of 2022 to be consistent with the first quarter of 2022 due to certain insurance payments required on account of the change of control at the board level.

Based on budgeted annual revenue levels, taking into account the initiatives previously described and excluding our related one-time reorganization costs and expected incremental professional fees, (1) we believe that our 2022 net loss and Adjusted EBITDA loss will demonstrate a significant improvement from 2021 levels and, (2) we believe we will experience a decrease in net loss and, correspondingly, a shift to positive Adjusted EBITDA in 2023.  This is due to both the improved sales focus and operational efficiencies described above, and an improved macroeconomic environment as the pandemic recovery takes hold and accelerates for DIRTT.

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

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), the impact of under-utilized capacity on gross profit, tax consequences, reorganization expense and stock-based compensation. We remove the impact of all foreign exchange from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. We remove the impact of under-utilized capacity from gross profit, and fixed production overheads are allocated to inventory on the basis of normal capacity of the production facilities. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA.

Government subsidies, depreciation and amortization, stock-based compensation expense, reorganization expense, foreign exchange gains and losses and impairment expenses are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

The following non-GAAP financial measures are presented in this Quarterly Report, and a description of the calculation for each measure is included.

Adjusted Gross Profit	Gross profit before deductions for costs of under-utilized capacity, depreciation and amortization

Adjusted Gross Profit Margin	Adjusted Gross Profit divided by revenue

EBITDA	Net income before interest, taxes, depreciation and amortization

Adjusted EBITDA	EBITDA adjusted to remove foreign exchange gains or losses; impairment expenses; reorganization expenses, stock-based compensation expense; government subsidies, and any other non-core gains or losses

Adjusted EBITDA Margin	Adjusted EBITDA divided by revenue

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

Results of Operations

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

	For the Three Months Ended March 31,
	2022	2021	% Change
	($ in thousands)
Revenue	38,286	29,465	30
Gross Profit	3,287	3,370	(2)
Gross Profit Margin	8.6%	11.4%
Operating Expenses
Sales and Marketing	7,228	6,670	8
General and Administrative	7,993	7,241	10
Operations Support	2,498	2,297	9
Technology and Development	2,140	1,935	11
Stock-Based Compensation	1,302	1,094	19
Reorganization	3,692	-	100
Total Operating Expenses	24,853	19,237	29
Operating Loss	(21,566)	(15,867)	36
Operating Margin	(56.3)%	(53.9)%

Revenue

Revenue reflects sales to our Distribution Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended March 31,
	2022	2021	% Change
	($ in thousands)
Product	33,193	25,836	28
Transportation	4,061	2,499	63
License fees from Distribution Partners	197	207	(5)
Total product and transportation revenue	37,451	28,542	31
Installation and other services	835	923	(10)
	38,286	29,465	30

Our sales activity and associated revenues continue to be impacted by the severe economic and social impact of the COVID-19 pandemic since March 2020, including a major contraction in construction activity levels in North America due to work-from-home requirements, lock-down measures and other regulatory responses implemented by governments and public health officials.

During the quarter ended March 31, 2022, revenue was $38.3 million, an increase of $8.8 million or 30% from  the same period in 2021 and of which 46% was generated in March 2022. The first quarter of 2022 marked the transition of the COVID-19 pandemic to an endemic with the broad easing of health restrictions, including work-from-home mandates, across North America. While the resurgence in COVID-19 infections due to the Omicron variant at the beginning of the year temporarily sent many employees back to their home offices and delayed return dates, the Company and our Distribution Partners experienced an uptick in planning activity and opportunities growth in our commercial vertical which began to translate into orders in March 2022 that has continued into the second quarter. We remain uncertain as to the ongoing impact of the pandemic, including effects of resurgent infection rates due to variants, on future projects that are either in the planning or conceptual stage. It is likely that future projects will experience similar delays as the COVID-19 pandemic runs its course. See Item 1A. “Risk Factors”.

In response to significant increases in the costs of raw materials, shipping materials and freight, effective November 16, 2021, DIRTT increased product and transportation prices on new projects by approximately 6.5%, with the benefits largely expected to be realized in 2022. On February 17, 2022, we announced a further price increase of 5% effective June 1, 2022 as well as pricing strategy changes on our Reflect and Inspire lines of glass wall products, which we expect to result in increased sales volumes of these products. The benefits of these changes are largely expected to be realized in the latter quarters of 2022.

Installation and other services revenue was $0.8 million for the three months ended March 31, 2022 compared to $0.9 million in the same period of 2021. Except in limited circumstances, our Distribution Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Distribution Partner network to expand our market penetration and ensure best practices are shared across local markets. At March 31, 2022, we had 70 Distribution Partners servicing multiple locations. During 2021 and the first quarter of 2022, we made several changes and upgrades to our Distribution Partner network, expanding our relationships with new and existing partners and ending our relationships with others. In February 2022, we announced the establishment of a Partner Advisory Council to provide a greater link with Distribution Partners and end clients who they service. The Partner Advisory Council will offer advice on sales and marketing effectiveness, product issues and new market needs, market conditions, competitive landscape, marketing support and other related areas of mutual interest.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market:

	For the Three Months Ended March 31,
	2022	2021	% Change
	($ in thousands)
Commercial	24,044	16,144	49
Healthcare	6,964	6,487	7
Government	3,281	4,181	(22)
Education	2,965	1,523	95
License fees from Distribution Partners	197	207	(5)
Total product revenue	37,451	28,542	31
Service revenue	835	923	(10)
	38,286	29,465	30

	For the Three Months Ended March 31,
	2022	2021
	(in %)
Commercial	64	57
Healthcare	19	23
Government	9	15
Education	8	5
Total Product Revenue(1)	100	100

(1)	Excludes license fees from Distribution Partners.

Commercial revenues increased by 49% from the prior year period, reflecting improving market conditions as health restrictions and work-from-home requirements ease and include one large customer in the technology sector of over $3 million. Healthcare increased by 7% in the first quarter of 2022 from the same period in 2021. Such sales tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. Current quarter healthcare revenues included two large projects of approximately $3 million, which is consistent with same period of 2021 where we had two separate large projects of approximately $3 million. Education sales in the first quarter of 2022 increased by 95% over the prior period. At the beginning of the pandemic, education spending effectively paused with many institutions suspending in-person classes. There were no individually significant education projects and the 95% increase represents higher volumes of projects due to the easing of health restrictions and many students returning to in-person learning. Government revenues in the first quarter of 2022 decreased by 22% over the prior period due to a one-time project in the prior period of approximately $0.8 million that did not recur in the first quarter of 2022.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Three Months Ended March 31,
	2022	2021	% Change
	($ in thousands)
Canada	5,251	2,995	75
U.S.	33,035	26,470	25
	38,286	29,465	30

Historically, approximately 15-25% and 75-85% of revenues are derived from sales to Canada and the United States, respectively. In the quarter ended March 31, 2020, revenues from Canada fell to 10% of total sales while sales to the United States increased to 90%. The geographical split for the quarter ended March 31, 2022 began to return to historical averages and reflects the easing of health restrictions in Canada which was later than the United States.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.6 million to $7.2 million for the three months ended March 31, 2022 from $6.7 million for the three months ended March 31, 2021. The increase was largely related to an increase of $0.4 million in travel, meals and entertainment expenses as business activity has increased and restrictions on travel have eased, a $0.3 million increase in commissions due to higher sales volumes and increased facilities costs related to the Dallas DXC which opened in the third quarter of 2021, offset by a decrease in salaries and benefits costs.

General and Administrative Expenses

General and administrative expenses increased $0.8 million to $8.0 million for the three months ended March 31, 2022 from $7.2 million for the three months ended March 31, 2021. The increase reflects $1.5 million of incremental professional fees associated with the contested election of directors offset by a $0.7 million decrease in salaries and benefits costs.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Distribution Partner project execution and our manufacturing operations. Operations support expenses increased by $0.2 million from $2.3 million for the three months ended March 31, 2021 to $2.5 million for the three months ended March 31, 2022. The increase was due to lower costs capitalized to internal projects with the completion of the South Carolina Facility and Dallas DXC.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses increased by $0.2 million to $2.1 million for the three months ended March 31, 2022, compared to $1.9 million for the three months ended March 31, 2021, primarily related to a decrease in capitalized software development costs.

Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2022 was $1.3 million compared to $1.1 million in 2021. The increase was largely due to grants of RSUs, including those in lieu of cash compensation to the Company’s interim Chief Executive Officer and DSUs granted to the board of directors, lowered by the impact of fair value adjustments on cash settled awards as a result of our share price decreasing during the quarter ended March 31, 2022.

Reorganization

On February 22, 2022, we announced a plan to close the Phoenix Facility, shifting related manufacturing to both our Savannah and Calgary aluminum manufacturing facilities.  Additionally, we announced our intention to eliminate approximately 18% of our salaried workforce including manufacturing and office positions which, along with other cost reduction initiatives, are expected to yield annualized savings of approximately $13.0 million. One-time costs associated with these reductions and other costs savings measures were previously estimated to be $5 million. For the quarter ended March 31, 2022, we incurred $3.7 million in reorganization costs, and we anticipate a further $4.4 million of reorganization costs in the second quarter, as the Company incurred a $3.1 million charge for incremental insurance on change of control of the board on April 26, 2022.

Government Subsidies

The Company was not eligible and did not receive any new government subsidies in the quarter ended March 31, 2022 compared to $4.1 million of subsidies received during the quarter ended March 31, 2021. Upon finalization of 2021 compensation to specified executives, approximately C$0.5 million ($0.4 million) of subsidies is expected to be returned to the Canadian authorities in the second quarter of 2022.  The amount was fully provided for in the third quarter of 2021 and in the first quarter of 2022 and the Company reversed a $0.6 million incremental provision related to this that is no longer necessary. The CEWS and CERS programs expired on October 23, 2021.

Interest expense

Interest expense increased by $0.8 million from $0.5 million in the quarter ended March 31, 2021 to $1.3 million in the quarter ended March 31, 2022 as a result of the issuance of C$70.3 million of the Debentures in 2021 and draws on the Leasing Facilities.

Income Tax

The provision for income taxes is comprised of U.S. and Canadian federal, state and provincial taxes based on pre-tax income. The Company incurred no income tax expense or recovery during the quarter ended March 31, 2022, compared to a $0.04 million expense for the same period of 2021. As at March 31, 2022 the Company had a valuation allowance of $22.8 million (December 31, 2021 $17.3 million) against deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada and the United States to fully deduct historical losses. As at March 31, 2022, we had C$76.3 million of non-capital loss carry-forwards in Canada and $53 million in the United States. These loss carry-forwards will begin to expire in 2032.

Net Loss

Net loss increased to $23.0 million or $0.27 net loss per share in the three months ended March 31, 2022 from a net loss of $12.5 million or $0.15 net loss per share for the three months ended March 31, 2021. The increased loss is primarily the result of a $0.1 million decrease in gross profit, a $5.6 million increase in operating expenses including $3.7 million of reorganization expenses and $1.5 million of incremental professional fees as described previously, a $0.8 million increase in interest expense, a $0.6 million increase in foreign exchange loss and a $3.5 million decrease in government subsidies.

EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2022 and 2021

The following table presents a reconciliation for the first quarter results of 2022 and 2021 of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net loss for the period	(23,042)	(12,499)
Add back (deduct):
Interest Expense	1,330	500
Interest Income	(11)	(19)
Income Tax Expense	-	39
Depreciation and Amortization	4,622	3,402
EBITDA	(17,101)	(8,577)
Foreign Exchange Losses	732	180
Stock-Based Compensation	1,302	1,094
Government Subsidies	(575)	(4,068)
Reorganization Expense	3,692	-
Adjusted EBITDA	(11,950)	(11,371)
Net Loss Margin(1)	(60.2)%	(42.4)%
Adjusted EBITDA Margin	(31.2)%	(38.6)%
(1)	Net loss divided by revenue.

For the three months ended March 31, 2022, Adjusted EBITDA and Adjusted EBITDA Margin decreased by $0.6 million to a $12.0 million loss or (31.2)% from $11.4 million loss or (38.6)% in the same period of 2021. This primarily reflects a $0.4 million decrease in Adjusted Gross Profit, $1.5 million of incremental professional fees as described previously, $0.4 million reduction in capitalized costs due to fewer internal projects, $0.4 million increase in sales travel and entertainment costs and $0.3 million of higher commission expense due to increased activity, offset by $1.8 million of costs of underused capacity in the first quarter of 2021 which did not re-occur and lower salaries and benefits costs due to headcount reductions.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three Months Ended March 31, 2022 and 2021

The following table presents a reconciliation for the three months ended March 31, 2022 and 2021 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended March 31,
	2022	2021
	($ in thousands)
Gross profit	3,287	3,370
Gross profit margin	8.6%	11.4%
Add: Depreciation and amortization expense	3,472	2,029
Add: Costs of under-utilized capacity	-	1,756
Adjusted Gross Profit	6,759	7,155
Adjusted Gross Profit Margin	17.7%	24.3%

Gross profit and gross profit margin decreased to $3.3 million or 8.6% for the three months ended March 31, 2022, from $3.4 million or 11.4% for the three months ended March 31, 2021. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $6.8 million or 17.7% for the three months ended March 31, 2022, from $7.2 million or 24.3% for the three months ended March 31, 2021.

The decrease in gross profit margin largely reflects significant inflationary increases in the realized cost of materials, transportation and packaging, partially offset by improved labor utilization and fixed cost leverage on higher revenues.  Gross profit decreased as material, transportation and packaging costs increased by approximately 9% as a percentage of revenue, and gross profit was reduced by approximately 1% due to incremental South Carolina Facility fixed costs. Additional depreciation and amortization due to revision to the useful lives of assets, including the Phoenix Facility, contributed $1.1 million or 2% of the gross margin. This 12% increased cost impact was offset by 3% of improved labor utilization and fixed cost leverage on account of the $8.8 million or 30% increase in revenue compared to the same period in 2021.

Like many other industries and as noted above, we experienced a significant increase in the cost of raw materials, transportation and packaging, largely driven by the effects of the pandemic with much of the increases experienced in the second half of 2021. In response, effective November 16, 2021, we increased prices on new orders by approximately 6.5% to effectively offset these cost increases, with the benefits largely expected to be realized in the latter half of 2022. We expect such inflationary pressures to continue into 2022 and accordingly announced a further 5% price increase on February 17, 2022, effective June 1, 2022. We did not realize the full benefit of the initial price increase in the first quarter, and in addition we incurred higher than historical discounts on sales which further compressed our gross profit margin.

During the fourth quarter of 2019, we determined that we were carrying abnormal excess capacity in our manufacturing facilities as a result of the slowdown in sales and determined certain production overheads should be directly expensed in cost of sales, representing production overheads that were not attributable to production. In the first quarter of 2021, we experienced the full impact of the slowdown in non-residential construction activity on our business. In anticipation of a recovery in demand for our products and services and to preserve our skilled workforce, we deliberately maintained manufacturing headcount, while implementing selective furlough days, in the first quarter of 2021 despite the shortfall in revenues relative to capacity. As a result, in the first quarter of 2021 we separately classified $1.8 million as costs related to our under-utilized capacity (1.2% of 2021 first quarter gross profit margin) in cost of sales. For the remaining quarters of 2021 and 2022, we did not have abnormal excess capacity as our workforce was better aligned with current production volumes.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2022 totaled $38.9 million, a decrease of $21.5 million from December 31, 2021. The decrease in cash primarily reflects the impact of $19.0 million cash used in operations, capital expenditures of $1.6 million and scheduled Leasing Facilities repayments of $0.6 million.

In January 2021, we issued C$40.3 million of the January Debentures for net proceeds after costs of C$37.6 million ($29.5 million). The January Debentures accrue interest at a rate of 6.00% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and be repayable on the January Debenture Maturity Date. Interest and principal are payable in cash or shares at the option of the Company.

In February 2021, we entered into the RBC Facility, a C$25.0 million senior secured revolving credit facility with RBC. Under the RBC Facility, the “Borrowing Base” is a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. Available borrowings under the RBC Facility at March 31, 2022 were C$14.5 million or $11.6 million.

In December 2021, we issued C$35.0 million of the December Debentures for net proceeds after costs of C$32.7 million ($25.6 million). The December Debentures accrue interest at a rate of 6.25% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.20 per common share, or if not converted will mature and be repayable on the December Debenture Maturity Date. Interest and principal are payable in cash or shares at the option of the Company.

The Company has a C$5.0 million Canada Leasing Facility of which C$3.6 million ($2.6 million) has been drawn, and a $14.0 million U.S. Leasing Facility of which $13.3 million has been drawn with RBC and one of its affiliates. The Leasing Facilities are available for equipment expenditures and certain equipment expenditures already incurred. Subsequent to March 31, 2022, the Company received C$0.9 million ($0.7 million) under the Canada Leasing Facility.

In light of the uncertainty caused by the near and potential mid-term impacts of COVID-19, we have evaluated multiple downside scenarios and have implemented cost control and expenditure management processes.  On February

22, 2022 we announced multiple initiatives to improve liquidity and return to a positive EBITDA position by 2023. These initiatives include the rationalizing of our manufacturing footprint through the closure of the Phoenix Facility,  organization-wide restructuring of positions that will contribute to the reduction of fixed expenses and the conversion of certain payroll costs into shares rather than cash. To offset the impacts of continued inflationary pressure on the cost of raw materials and transportation, a price increase of 5% effective June 1, 2022 was announced as well as pricing strategy changes on our Reflect and Inspire lines of glass walls to drive increased sales of these products.

The first quarter of 2022 included the impact of one-time costs associated with our reorganization, and professional fees incurred as described previously. These costs will be largely completed in the second quarter with an additional $1.3 million of reorganization expenses expected and $3.1 million for run-off directors and officers insurance purchased by the previous board on the change of control.

While the previously discussed COVID-19 impacts and upstream supply chain issues causing project delays during 2021 resulted in a significant usage of cash reserves, the combination of an improved sales outlook for 2022, our cost optimization activities and our cash reserves and available credit facilities lead us to believe that we have sufficient liquidity for at least the next twelve months.

Should the recovery of the North American construction activities from the pandemic be delayed or  a sustained economic depression and its adverse impacts on customer demand occur, this could continue to adversely affect our liquidity. To the extent that existing cash and cash equivalents and increased liquidity from the aforementioned facilities are not sufficient to fund future activities, we may seek to raise additional funds through equity or debt financings. If additional funds are raised through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our Debentures and our equity securities or contain instruments that may be dilutive to our existing shareholders. Any additional equity or debt financing may be dilutive to our existing shareholders.

Since our inception, we have financed operations primarily through cash flows from operations, long-term debt, and the sale of equity securities. Over the past three years, we have funded our operations and capital expenditures through a combination of cash flow from operations, long-term debt, government subsidies and cash on hand. As at March 31, 2022, we had no amounts outstanding under the RBC Facility, $13.3 million outstanding under the Leasing Facilities and $57.7 million of Debentures outstanding.

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net cash flows used in operating activities	(19,042)	(12,094)
Net cash flows used in investing activities	(1,620)	(3,589)
Net cash (used in) provided by financing activities	(827)	29,337
Effect of foreign exchange on cash, cash equivalents and restricted Cash	166	303
Net (decrease) increase in cash, cash equivalents and restricted Cash	(21,323)	13,957
Cash, cash equivalents and restricted cash, beginning of period	63,408	45,846
Cash, cash equivalents and restricted cash, end of period	42,085	59,803

Operating Activities

Net cash flows used in operating activities was $19.0 million for the first three months of 2022 compared to $12.1 million in the first three months of 2021. The decrease is cash flows from operations is largely due to reorganization costs of $3.7 million and a $2.7 million net increase in operating assets and liabilities. Accounts receivable increased by $5.0 million as our March revenues were higher than January and February by a corresponding amount while inventory increased by $3.4 million. As a result of ongoing supply chain issues, the Company increased its inventory to ensure it can meet its end customers’ expectations of lead times. Offsetting this increase in operating assets was a $3.3 million increase in customer deposits and deferred revenue and a $2.4 million increase in accounts payable and accrued liabilities, both reflecting the increased activity in March 2022. For the quarter ended March 31,

2021 we were eligible for $4.1 million of government subsidies compared to $0.6 million in the quarter ended March 31, 2022.

Investing Activities

We invested $1.0 million in property, plant and equipment during the three months ended March 31, 2022, compared to $2.9 million during the three months ended March 31, 2021. This expenditure comprised of $0.4 million of working capital changes, $0.3 million of information technology and the continued enhancement of our customer relationship management system and website redesign, $0.1 million of DXC refreshes and $0.1 million of manufacturing upgrades. Our 2022 capital expenditure program is comprised of approximately $2.5 million related to refreshes of DXCs, continued enhancement of our customer relationship management system and website redesign, approximately $2.5 million on software development and approximately $2.0 million on manufacturing and other capital upgrades. The decrease is due to reduced spending as the South Carolina Facility and Dallas DXC were completed in 2021. We invested $0.5 million on capitalized software during the three months ended March 31, 2022, as compared to $0.7 million in the three months ended March 31, 2021.

Financing Activities

For the three months ended March 31, 2022, $0.8 million of cash was used in financing activities comprising mainly of $0.6 million of scheduled payments under the Leasing Facilities. In the same period last year, we received $29.5 million of cash from the issuance of the January Debentures and had lower Leasing Facility scheduled payments of $0.2 million due to a lower outstanding Leasing Facility balance at March 31, 2021.

We currently expect to fund anticipated future investments with available cash, including the proceeds from our issuance of Debentures issued in 2021, and drawings on our Leasing Facilities. Subsequent to March 31, 2022, C$0.9 million ($0.7 million) was drawn under the Canada Leasing Facility. We do not expect to make any significant further draws under the Leasing Facilities. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we deem appropriate. We may also use debt or pursue equity financing depending on the share price at the time, interest rates, and nature of the investment opportunity and economic climate.

Credit Facility

On February 12, 2021, the Company entered into the RBC Facility. Under the RBC Facility, the Borrowing Base is up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. At March 31, 2022, available borrowings are C$14.5 million ($11.6 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the Aggregate Excess Availability is less than C$5.0 million, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR has been below 1.10:1 for the three immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities. The Company did not meet the three-month FCCR requirement during the first quarter of 2022, which resulted in requiring the restriction of $3.2 million of cash. Should an event of default occur, or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

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

The Company has drawn $13.3 million of cash consideration under the U.S. Leasing Facility and commenced the lease term in 2020 for the equipment at the South Carolina Facility. The Company has drawn C$3.6 million ($2.6 million) of cash consideration under the Canada Leasing Facility and commenced the lease term for the Canadian equipment expenditures during 2020. Subsequent to March 31, 2022, C$0.9 million ($0.7 million) was drawn under the Canada Leasing Facility.

We are restricted from paying dividends unless Payment Conditions (as defined in the RBC Facility) are met, including having a net borrowing availability of at least C$10 million over the proceeding 30-day period, and having a trailing twelve-month fixed charge coverage ratio above 1.10:1 and certain other conditions. The RBC Facility is currently secured by substantially all of our real property located in Canada and the United States.

  Contractual Obligations

There have been no material changes in our contractual obligations during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K. See Note 13, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 5, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report, we adopted Accounting Standards Update No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The ASU provides guidance on required disclosures with respect to government assistance in a company’s notes to the annual financial statements. The amendments in the ASU are effective for periods beginning after December 15, 2021. The Company has adopted this standard effective January 1, 2022 and notes there is no impact of this standard on our accounting or disclosures of government assistance.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 5, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing and “–Significant Accounting Policies and Estimates” in this Quarterly Report.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are pursuing multiple lawsuits against our former founders, Mogens Smed and Barrie Loberg, their new company Falkbuilt Ltd. (“Falkbuilt”), and other related individual and corporate defendants for violations of fiduciary duties and noncompetition and non-solicitation covenants contained in their executive employment agreements, and the misappropriation of our confidential and proprietary information in violation of numerous Canadian and U.S. state, and federal laws pertaining to the protection of our trade secrets and proprietary information and the prevention of false advertising and deceptive trade practices. Except as described below, there have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K.

On March 10, 2022, the U.S. District Court for the Northern District of Texas dismissed our complaint by DIRTT Environmental Solutions Inc., a Colorado corporation, against Falkbuilt Inc., a Delaware corporation, under the doctrine of forum non conveniens. We disagree with the decision and have filed a notice of appeal with the Fifth Circuit Court of Appeals.

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

We are under the leadership of a reconstituted board of directors and new Interim Co-Chief Executive Officers who plan to implement a variety of operational, organizational, cultural and other changes to our business, and we may not be able to achieve some or all of the anticipated benefits of this transformation plan.

Our board of directors was entirely reconstituted at our annual and special meeting of shareholders held on April 26, 2022 and, following that meeting, Geoffrey D. Krause and Jeffrey A. Calkins were appointed Interim Co-Chief Executive Officers. As a result of these events, during the second quarter of 2022, we expect to record severance payments and other compensation expense associated with the departure of certain of our officers and other employees, and we may incur other similar types of expenses and charges during the second quarter and thereafter related to other employee departures or otherwise associated with implementation of the new board’s plan. In addition, while we believe that the successful implementation of the plan will improve our operational and financial performance, there can be no assurance that we will be able to successfully implement the plan or otherwise realize the anticipated benefits of the plan, and we may encounter short-term disruptions of certain aspects of our business as elements of the plan are implemented.

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

10.1

Letter Agreement, dated as of January 18, 2022, by and between Todd W. Lillibridge and DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, File No. 001-39061, filed on February 23, 2022).

10.2*	DIRTT Environmental Solutions Ltd. Employee Share Purchase Plan.
10.3*

Indemnity Agreement, dated April 26, 2022, between the Company and Douglas A. Edwards, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule.

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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

	By:	/s/ Geoffrey D. Krause
Geoffrey D. Krause
Interim Co-Chief Executive Officer & Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 4, 2022