Form 10-Q
period 2022-06-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2022-07-27
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The registrant had 86,988,828 common shares outstanding as of July 21, 2022.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have an adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the coronavirus (“COVID-19”) pandemic and related economic repercussions and other risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 23, 2022 (the “Annual Report on Form 10-K”) as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC and applicable securities commissions or similar regulatory authorities in Canada on May 4, 2022, and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•
the impact of the COVID-19 pandemic and any strain variants or resurgences thereof on our business;
•
our ability to implement our strategic plan, including realizing on certain cost-optimization initiatives undertaken in 2022;
•
the effect of the cost saving initiatives the Company announced in February and July 2022;
•
turnover of our key executives and difficulties in recruiting or retaining key employees;
•
the ability of our reconstituted board of directors ("Board of Directors") to successfully implement its transformation plan;
•
our ability to attract, train and retain qualified hourly labor on a timely basis to increase overall productive capacity in our manufacturing facilities to enable us to capture rising demand as the construction industry recovers from the COVID-19 pandemic;
•
our ability to maintain and manage growth effectively;
•
competition in the interior construction industry;
•
competitive behaviors by our co-founders and former executives;
•
the condition and changing trends of the overall construction industry;
•
our reliance on our network of construction partners ("Construction Partners"), which we have previously referred to as our Distribution Partners for sales, marketing and installation of our solutions;
•
our ability to introduce new designs, solutions and technology and gain client and market acceptance;
•
defects in our designing and manufacturing software and warranty and product liability claims brought against us;
•
inflation and material fluctuations of commodity prices, including raw materials and our ability to set prices for our products that satisfactorily adjust for inflation and fluctuations in commodity prices;

ii

•
the effectiveness of our manufacturing processes and our success in implementing improvements to those processes;
•
the effectiveness of certain elements of our administrative systems and the need for investment in those systems;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at June 30,	As at December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	19,739	60,313
Restricted cash	3,206	3,095
Trade and other receivables, net of expected credit losses of $0.1 million at June 30, 2022 and at December 31, 2021	19,686	17,540
Inventory	25,296	18,457
Prepaids and other current assets	5,343	4,399
Total Current Assets	73,270	103,804
Property, plant and equipment, net	46,507	51,697
Capitalized software, net	6,252	7,395
Operating lease right-of-use assets, net	30,748	30,880
Other assets	5,628	5,663
Total Assets	162,405	199,439
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	24,516	22,751
Other liabilities	1,853	2,379
Customer deposits and deferred revenue	6,122	2,420
Current portion of long-term debt and accrued interest	3,297	3,323
Current portion of lease liabilities	5,868	6,214
Total Current Liabilities	41,656	37,087
Long-term debt	65,948	67,319
Long-term lease liabilities	27,635	27,267
Total Liabilities	135,239	131,673
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 86,988,828 issued and outstanding at June 30, 2022 and 85,345,433 at December 31, 2021	186,253	181,782
Additional paid-in capital	10,629	13,200
Accumulated other comprehensive loss	(16,077)	(15,916)
Accumulated deficit	(153,639)	(111,300)
Total Shareholders’ Equity	27,166	67,766
Total Liabilities and Shareholders’ Equity	162,405	199,439

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue	43,091	40,087	80,542	68,629
Service revenue	1,610	1,015	2,445	1,938
Total revenue	44,701	41,102	82,987	70,567

Product cost of sales	37,185	31,091	71,792	54,642
Costs of under-utilized capacity	-	-	-	1,756
Service cost of sales	1,240	787	1,632	1,575
Total cost of sales	38,425	31,878	73,424	57,973
Gross profit	6,276	9,224	9,563	12,594

Expenses
Sales and marketing	7,777	7,564	15,005	14,234
General and administrative	6,877	7,780	14,870	15,021
Operations support	2,528	2,213	5,026	4,510
Technology and development	1,879	1,924	4,019	3,859
Stock-based compensation	1,326	1,861	2,628	2,955
Reorganization	5,163	-	8,855	-
Total operating expenses	25,550	21,342	50,403	40,579

Operating loss	(19,274)	(12,118)	(40,840)	(27,985)
Government subsidies	49	3,431	624	7,499
Foreign exchange gain (loss)	1,246	(60)	514	(240)
Interest income	20	23	31	42
Interest expense	(1,329)	(794)	(2,659)	(1,294)
	(14)	2,600	(1,490)	6,007
Loss before tax	(19,288)	(9,518)	(42,330)	(21,978)
Income taxes
Current tax expense	-	210	-	210
Deferred tax expense	-	10	-	49
	-	220	-	259
Net loss	(19,288)	(9,738)	(42,330)	(22,237)

Loss per share
Basic and diluted loss per share	(0.22)	(0.11)	(0.49)	(0.26)

Weighted average number of shares outstanding (in thousands)
Basic and Diluted	86,023	84,752	85,739	84,717

Interim Condensed Consolidated Statement of Comprehensive Loss

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Loss for the period	(19,288)	(9,738)	(42,330)	(22,237)
Exchange differences on translation of foreign operations	(594)	716	(161)	1,321
Comprehensive loss for the period	(19,882)	(9,022)	(42,491)	(20,916)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2020	84,681,364	180,639	10,175	(17,018)	(57,265)	116,531
Stock-based compensation	-	-	796	-	-	796
Foreign currency translation adjustment	-	-	-	605	-	605
Net loss for the period	-	-	-	-	(12,499)	(12,499)
As at March 31, 2021	84,681,364	180,639	10,971	(16,413)	(69,764)	105,433
Stock-based compensation	-	-	1,285	-	-	1,285
Issued on vesting of RSUs	630,211	1,074	(1,074)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(252)	-	(342)	(594)
Foreign currency translation adjustment	-	-	-	716	-	716
Net loss for the period	-	-	-	-	(9,738)	(9,738)
As at June 30, 2021	85,311,575	181,713	10,930	(15,697)	(79,844)	97,102

As at December 31, 2021	85,345,433	181,782	13,200	(15,916)	(111,300)	67,766
Stock-based compensation	-	-	1,339	-	-	1,339
Issued on vesting of RSUs and Share Awards	487,544	1,203	(1,203)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(189)	-	(9)	(198)
Foreign currency translation adjustment	-	-	-	433	-	433
Net loss for the period	-	-	-	-	(23,042)	(23,042)
As at March 31, 2022	85,832,977	182,985	13,147	(15,483)	(134,351)	46,298
Stock-based compensation	-	-	1,286	-	-	1,286
Issued on vesting of RSUs and Share Awards	1,155,851	3,268	(3,268)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(536)	-	-	(536)
Foreign currency translation adjustment	-	-	-	(594)	-	(594)
Net loss for the period	-	-	-	-	(19,288)	(19,288)
As at June 30, 2022	86,988,828	186,253	10,629	(16,077)	(153,639)	27,166

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cash flows from operating activities:
Net loss for the period	(19,288)	(9,738)	(42,330)	(22,237)
Adjustments:
Depreciation and amortization	3,344	3,421	7,966	6,823
Stock-based compensation, net of settlements	406	1,649	1,708	2,743
Foreign exchange (gain) loss	(1,433)	68	(782)	240
Accretion of convertible debentures	177	94	342	147
Gain on disposal of equipment	(165)	-	(165)	-
Deferred income tax expense	-	10	-	49
Changes in operating assets and liabilities:
Trade and other receivables	2,824	(2,588)	(2,142)	(2,831)
Inventory	(3,661)	(697)	(7,104)	(500)
Prepaid and other assets, current and long term	(1,059)	770	(1,167)	(178)
Accounts payable and accrued liabilities	713	4,759	3,173	(1,257)
Other liabilities	(39)	1,260	(39)	1,767
Customer deposits and deferred revenue	387	(290)	3,719	1,317
Current portion of long-term debt and accrued interest	(86)	604	(142)	1,006
Lease liabilities	80	764	121	903
Net cash flows (used in) provided by operating activities	(17,800)	86	(36,842)	(12,008)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(924)	(5,799)	(1,887)	(8,707)
Capitalized software development expenditures	(418)	(631)	(901)	(1,336)
Other asset expenditures	(107)	-	(281)	-
Proceeds on sales of equipment	73	-	73	-
Recovery of software development expenditures	45	-	45	24
Net cash flows used in investing activities	(1,331)	(6,430)	(2,951)	(10,019)
Cash flows from financing activities:
Proceeds received on long-term debt	647	8,407	647	37,952
Repayment of long-term debt	(618)	(552)	(1,236)	(760)
Employee tax payments on vesting of RSUs	(92)	(589)	(301)	(589)
Net cash flows (used in) provided by financing activities	(63)	7,266	(890)	36,603
Effect of foreign exchange on cash, cash equivalents and restricted cash	54	408	220	711
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,140)	1,330	(40,463)	15,287
Cash, cash equivalents and restricted cash, beginning of period	42,085	59,803	63,408	45,846
Cash, cash equivalents and restricted cash, end of period	22,945	61,133	22,945	61,133
Supplemental disclosure of cash flow information:
Interest paid	(1,179)	(67)	(2,331)	(129)
Income taxes (paid) received	3,182	(48)	3,207	(48)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.

			For the Six Months Ended June 30,
			2022	2021
Cash and cash equivalents			19,739	58,326
Restricted cash			3,206	2,807
Total cash, cash equivalents and restricted cash			22,945	61,133

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts in thousands of U.S. dollars unless otherwise stated)

1. GENERAL INFORMATION

DIRTT Environmental Solutions Ltd. and its subsidiary (“DIRTT”, the “Company”, “we” or “our”) is a global leader in industrialized construction. DIRTT's system of physical products and digital tools empowers organizations, together with construction and design leaders, to build high-performing, adaptable, interior environments. Operating in the workplace, healthcare, education, and public sector markets, DIRTT’s system provides total design freedom, and greater certainty in cost, schedule, and outcomes.

DIRTT’s proprietary design integration software, ICE® (“ICE” or “ICE software”), translates the vision of architects and designers into a 3D model that also acts as manufacturing information. ICE is also licensed to unrelated companies and Construction Partners of the Company.

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of June 30, 2022, and its results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. The condensed balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 included in the Annual Report on Form 10-K of the Company as filed with the SEC and applicable securities commission or similar regulatory authorities in Canada. As described in Note 5, the Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance effective January 1, 2022. There was no impact of this standard on our disclosures or accounting for government assistance.

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

COVID-19 has increased the complexity of estimates and assumptions used to prepare the Company’s consolidated financial statements and the following key sources of estimation uncertainty:

Credit risk

COVID-19 may cause DIRTT’s Construction Partners and customers to experience liquidity issues and this may result in higher expected credit losses or slower collections. Management continually assesses the impact of COVID-19 on the Company’s Construction Partners and determined no change to the Company’s provision for credit losses of $0.1 million was required during the three and six months ended June 30, 2022. The estimation of such credit losses is complex because of limited historical precedent for the current economic situation. In addition, the Company maintains trade credit insurance (see Note 6) as further protection from credit losses.

Liquidity risk

The Company may have lower cash flows from operating activities available to service debts due to lower sales or collections as a result of COVID-19. To address this risk and the uncertainty around the timing of a recovery from COVID-19, the Company issued the Debentures (as defined below) in January and December of 2021, for net proceeds of $29.5 million and $25.6 million, respectively, has credit facilities available and has taken steps to reduce its fixed cost base. See Note 8 for information about our credit facilities. See Note 4 for information about reorganization activities.

Government subsidies

As part of the Canadian federal government’s COVID-19 Economic Response Plan, the Canadian government established the Canadian Emergency Wage Subsidy (“CEWS”). The CEWS provided the Company with a taxable subsidy in respect of a specific portion of wages paid to Canadian employees during qualifying periods extending from March 15, 2020 to October 23, 2021 based on the percentage decline of certain of the Company’s Canadian sourced revenues during each qualifying period. The Company’s eligibility for the CEWS was subject to change for each qualifying period and was reviewed by the Company for each qualifying period, with amounts being received by the Company for various, but not each, qualifying period. Pursuant to amendments enacted as part of the 2021 Canadian federal budget, the Company is required to repay a portion of the CEWS amounts received for any qualifying period commencing after June 5, 2021 where the aggregate compensation for “specified executives” (within the meaning of the CEWS) during the 2021 calendar year exceeds the aggregate compensation for “specified executives” during the 2019 calendar year. Upon finalization of 2021 compensation to specified executives, approximately C$0.5 million ($0.4 million) of subsidies was repaid to the Canadian authorities in the second quarter of 2022. The repayment amount was fully provided for in the third quarter of 2021 in accounts payable and accrued liabilities and in the first quarter of 2022 the Company reversed a $0.6 million incremental provision related to this that is no longer necessary.

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

The last claim period under the CEWS and CERS programs ended on October 23, 2021. The Company is not eligible and did not receive any new government subsidies in the quarter or six months ended June 30, 2022.

Impairment

At June 30, 2022, management determined an impairment provision was not required as our outlook is consistent with the assumptions used in our impairment test undertaken at December 31, 2021. In future periods, if our results or outlook are less than our forecast, this determination may need to be revisited.

4. REORGANIZATION

On February 22, 2022, we commenced the process of closing our Phoenix aluminum manufacturing facility (the “Phoenix Facility”), shifting related manufacturing to both our Savannah and Calgary aluminum manufacturing facilities. Additionally, we announced our intention to eliminate a portion of our salaried workforce including manufacturing and office positions along with other cost reduction initiatives. The closure of the Phoenix Facility was substantially completed in the second quarter of 2022. The Company entered into a sublease arrangement during the second quarter of 2022 which will exceed the contractual lease commitments under the Right of Use assets.

Reorganization costs incurred in the three months ended June 30, 2022 of $5.2 million include $3.7 million for incremental insurance on change of control of the Board of Directors on April 26, 2022, $0.9 million related to termination benefits, $0.5 million associated with the closure of the Phoenix Facility, and $0.1 million of other costs. Reorganization costs incurred in the six months ended June 30, 2022 of $8.9 million include $3.7 million for incremental insurance on change of control of the Board of Directors on April 26, 2022, $3.9 million related to termination benefits, $0.7 million associated with the closure of the Phoenix Facility, and $0.6 million of other costs.

Of the amount expensed, $1.6 million and $7.3 million were paid during the three and six months ended June 30, 2022, respectively, and $1.4 million of termination benefits and $0.2 million of other costs were included in accounts payable and accrued liabilities at June 30, 2022.

The Company accelerated the depreciation of certain items of property, plant and equipment and capitalized software associated with these decisions resulting in an additional $1.1 million of depreciation and amortization incurred in the first quarter of 2022.

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At June 30, 2022, approximately 75% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, which have arisen since April 1, 2020 when the trade credit insurance became effective.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the three and six months ended June 30, 2022, no Construction Partner accounted for greater than 10% of revenue. For the three and six months ended June 30, 2021, one Construction Partner accounted for $8.2 million and $11.8 million of revenue, which was greater than 10% of total revenue for that period. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	June 30,	December 31,
	2022	2021
Current	18,514	13,659
Overdue	913	621
	19,427	14,280
Less: expected credit losses	(128)	(130)
	19,299	14,150
Sales tax receivable	387	196
Income tax receivable	-	3,194
	19,686	17,540

No adjustment to our expected credit losses of $0.1 million was required for the six months ended June 30, 2022. Receivables are generally considered to be past due when over 60 days old unless there is a separate payment arrangement in place for the collection of the receivable.

7. OTHER LIABILITIES

	As at,
	June 30, 2022	December 31, 2021
Legal provisions(1)	45	143
DSU liability	302	785
Sublease deposits	212	-
Warranty and other provisions(2)	1,294	1,451
Other liabilities	1,853	2,379

(1)
The Company has provided $0.05 million (December 31, 2021 - $0.1 million) as the estimated amount likely payable for various claims against the Company. The amount provided for is management’s best estimate of the potential payments for amounts claimed.
(2)
The following table presents a reconciliation of the warranty and other provisions balance:

	June 30, 2022	December 31, 2021
As at January 1	1,451	1,763
Adjustments to timber provision	-	(500)
Additions to warranty provision	304	1,019
Payments related to warranties	(461)	(831)
	1,294	1,451

8. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance on December 31, 2020	-	5,967	-	5,967
Issuances	-	9,805	55,107	64,912
Accretion of issue costs	-	-	352	352
Accrued interest	-	556	1,935	2,491
Interest payments	-	(556)	(987)	(1,543)
Principal repayments	-	(1,808)	-	(1,808)
Exchange differences	-	(55)	326	271
Balance at December 31, 2021	-	13,909	56,733	70,642
Current portion of long-term debt and accrued interest	-	2,386	937	3,323
Long-term debt	-	11,523	55,796	67,319

Balance on December 31, 2021	-	13,909	56,733	70,642
Issuances		647	-	647
Accretion of issue costs	-	-	342	342
Accrued interest	-	379	1,810	2,189
Interest payments	-	(379)	(1,952)	(2,331)
Principal repayments	-	(1,236)	-	(1,236)
Exchange differences	-	(90)	(918)	(1,008)
Balance at June 30, 2022	-	13,230	56,015	69,245
Current portion of long-term debt and accrued interest	-	2,515	782	3,297
Long-term debt	-	10,715	55,233	65,948

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of (i) 75% of the book value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). At June 30, 2022, available borrowings are C$14.5 million ($11.3 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability”, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash, is less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR has been below 1.10:1 for the three immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities (defined below). The Company did not meet the three-month FCCR requirement during the second quarter of 2022 which resulted in requiring the restriction of $3.2 million of cash. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

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

During the three and six months ended June 30, 2022, the Company received $nil (twelve months ended December 31, 2021: $9.8 million) of cash consideration under the U.S. Leasing Facility. The associated financial liabilities are shown on the consolidated balance sheet in current other liabilities and long-term debt. In April 2022 the Company received C$0.9 million ($0.7 million) under the Canada Leasing Facility.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters (the “January Debentures”). On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures will mature and be repayable on January 31, 2026 (the “January Debentures Maturity Date”) and will accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The January Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures at a conversion price of C$4.65 per common share, being a ratio of approximately 215.0538 common shares per C$1,000 principal amount of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission.

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

9. STOCK-BASED COMPENSATION

In May 2020, shareholders approved the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (the “2020 LTIP”) at the annual and special meeting of shareholders. The 2020 LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, restricted shares, dividend equivalent rights granted in connection with restricted share units, vested Share Awards (as defined below), and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2020 LTIP, the sum of (i) 5,850,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Company’s Amended and Restated Incentive Stock Option Plan (the “Stock Option Plan”) that, following May 22, 2020, expire or are cancelled or terminated without having been exercised in full have been reserved for issuance under the 2020 LTIP. Upon vesting of certain LTIP awards, the Company may withhold and sell shares as a means of meeting DIRTT’s tax withholding requirements in respect of the withholding tax remittances required in respect of award holders. To the extent the fair value of the withheld shares upon vesting exceeds the grant date fair value of the instrument, the excess amount is credited to retained earnings or deficit.

Under the terms of the 2020 LTIP, the change of 100% of the Board of Directors combined with the prior Board declining to endorse the incoming board constituted a change of a control as of April 26, 2022. As a result, all outstanding and unvested LTIP awards granted under the 2020 LTIP plan for any holder terminated without cause within one year of the change of control vest immediately upon termination.

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

Stock-based compensation expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Equity-settled awards	1,286	1,285	2,625	2,081
Cash-settled awards	40	576	3	874
	1,326	1,861	2,628	2,955

The following summarizes RSUs (as defined below), Share Awards, PSUs, and DSUs activity during the periods:

	RSU Time-	RSU Performance-	Share
	Based	Based	Awards	PSU	DSU
	Number of	Number of	Number of	Number of	Number of
	units	units	units	units	units
Outstanding at December 31, 2020	2,414,066	200,000	-	197,471	363,664
Granted	1,897,281	878,601	-	-	57,898
Vested	(630,042)	(169)	-	(9,314)	(57,380)
Withheld to settle employee tax obligations	(161,031)	-	-	-	-
Forfeited	(116,656)	(9,635)	-	(1,733)	-
Outstanding at June 30, 2021	3,403,618	1,068,797	-	186,424	364,182
Outstanding at December 31, 2021	3,216,536	1,021,739	-	157,200	361,577
Granted	2,140,605	863,279	162,682	-	386,083
Vested	(1,245,386)	(303,568)	(94,528)	-	(468,654)
Withheld to settle employee tax obligations	(526,259)	(242,460)	(68,154)	-	-
Forfeited	(685,229)	(502,628)	-	(157,200)	-
Outstanding at June 30, 2022	2,900,267	836,362	-	-	279,006

Restricted share units (time-based vesting)

Restricted share units ("RSUs") that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant. At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted was C$2.39 (2021 – C$3.11) which was determined using the closing price of the Company’s common shares on their respective grant dates.

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

	% of PRSUs Vesting
	33.3%	66.7%	100.0%	150.0%
2022 and 2021 PRSUs	$3.00	$4.00	$5.00	$7.00

Share awards

During the first quarter of 2022, certain executives were issued share awards in lieu of cash paid variable incentive compensation (“Share Awards”). These Share Awards vested upon grant. The fair value of the Share Awards granted was C$2.40 ($1.88), which was determined using the closing price of the Company’s common shares on the grant date.

Deferred share units

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the year. DSUs outstanding at June 30, 2022 had a fair value of $0.3 million which is included in other liabilities on the balance sheet (December 31, 2021 – $0.8 million).

Options

The following summarizes options granted, exercised, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2020	4,774,328	6.52
Forfeited	(21,588)	7.21
Outstanding at June 30, 2021	4,752,740	6.52
Outstanding at December 31, 2021	4,064,489	6.64
Forfeited	(2,520,220)	6.40
Outstanding at June 30, 2022	1,544,269	7.03
Exercisable at June 30, 2022	1,538,337	6.71

Range of exercise prices outstanding at June 30, 2022:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$4.01 – C$5.00	15,025	2.40	4.12	15,025	2.40	4.12
C$6.01 – C$7.00	789,017	1.56	6.33	783,085	1.55	6.33
C$7.01 – C$8.00	740,227	1.88	7.84	740,227	1.88	7.84
Total	1,544,269			1,538,337

Dilutive Instruments

For the three and six months ended June 30, 2022, 1.5 million options (2021 – 4.8 million), 3.7 million RSUs and PRSUs (2021 – 4.5 million) and 53.8 million shares, which would be issued if the principal amount of the Debentures were settled in our common shares at the quarter end share price (2021 – 8.7 million), were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share.

10. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 11 for the disaggregation of revenue by geographic region.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Product	38,098	36,462	71,291	62,298
Transportation	4,795	3,484	8,856	5,983
License fees from Construction Partners	198	141	395	348
Total product revenue	43,091	40,087	80,542	68,629
Installation and other services	1,610	1,015	2,445	1,938
	44,701	41,102	82,987	70,567

DIRTT sells its products and services pursuant to fixed-price contracts, which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize is based upon agreed contractual terms with the customer and is not subject to variability.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
At a point in time	42,893	39,946	80,147	68,281
Over time	1,808	1,156	2,840	2,286
	44,701	41,102	82,987	70,567

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

Contract Liabilities

	As at
	June 30, 2022	December 31, 2021	December 31, 2020
Customer deposits	5,683	1,959	1,292
Deferred revenue	439	461	527
Contract liabilities	6,122	2,420	1,819

Contract liabilities primarily relate to deposits received from customers and deferred revenue from license subscriptions. The balance of contract liabilities was higher as at June 30, 2022 compared to December 31, 2021 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2021 and 2020 totaling $2.3 million and $1.6 million, respectively, were recognized as revenue during the six months ended June 30, 2022 and 2021, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Commercial	29,618	19,032	53,662	35,176
Healthcare	5,091	14,176	12,055	20,663
Government	5,041	4,249	8,322	8,430
Education	3,143	2,489	6,108	4,012
License fees from Construction Partners	198	141	395	348
Total product and transportation revenue	43,091	40,087	80,542	68,629
Installation and other services	1,610	1,015	2,445	1,938
	44,701	41,102	82,987	70,567

11. SEGMENT REPORTING

The Company has one reportable and operating segment and operates in two principal geographic locations - Canada and the United States. Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States, with periodic international projects from North American Construction Partners. The Company’s revenue from operations from external customers, based on location of operations, and information about its non-current assets, is detailed below.

Revenue from external customers

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Canada	7,417	4,461	12,668	7,456
U.S.	37,284	36,641	70,319	63,111
	44,701	41,102	82,987	70,567

Non-current assets (1)

	As at
	June 30, 2022	December 31, 2021
Canada	32,304	34,912
U.S.	56,831	60,723
	89,135	95,635
(1)
Amounts include property, plant and equipment, capitalized software, operating lease right-of-use assets, and other assets.

12. INCOME TAXES

As at June 30, 2022, the Company had a valuation allowance of $27.0 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2021 – $17.3 million).

13. COMMITMENTS

As at June 30, 2022, the Company had outstanding purchase obligations of approximately $5.8 million related to inventory and property, plant and equipment purchases (December 31, 2021 – $3.7 million). As at June 30, 2022, the Company had undiscounted operating lease liabilities of $49.0 million (December 31, 2021 – $49.7 million).

During the quarter ended June 30, 2022, the Company extended the term of the lease agreement for the Calgary headquarters by 5 years effective October 2022. Undiscounted rent obligations associated with this lease are $2.3 million.

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

Summary of Financial Results

•
Revenues for the quarter ended June 30, 2022 were $44.7 million, an increase of $3.6 million or 9% from $41.1 million for the three months ended June 30, 2021. Revenues increased $12.4 million or 18% to $83.0 million for the six months ended June 30, 2022 from $70.6 million for the same period ended June 30, 2021.While the resurgence of COVID-19 infections due to the Omicron variant at the beginning of the year temporarily sent many employees back to their home offices and delayed return dates, DIRTT and its Construction Partners experienced an uptick in planning activity and opportunities for growth which began to translate into orders in March 2022 primarily in the commercial vertical space. The delivery of some second quarter orders were delayed into the third quarter due mainly to the impacts of a tight labor market on attraction and retention of manufacturing employees as the Company works to increase its labor capacity and productivity in light of improving demand. The full impact of the COVID-19 pandemic was incurred in the first quarter of 2021 when the impact of the contraction in construction activity was experienced and with most of our pre-pandemic projects in process completed in 2020.
•
Gross profit and gross profit margin for the quarter ended June 30, 2022 was $6.3 million or 14.0% of revenue, a decrease of $2.9 million or 32% from $9.2 million or 22.4% of revenue for the quarter ended June 30, 2021. Gross profit and gross profit margin for the six months ended June 30, 2022 was $9.6 million or 11.5% of revenue compared to $12.6 million of 17.8% of revenue for the same period in 2021. The decrease in gross profit margin largely reflects the continued impact of significant inflationary increases in the realized cost of materials, transportation and packaging in excess of realized price increases and incremental fixed costs of our manufacturing facility in Rock Hill, South Carolina (the “South Carolina Facility”), as well as pressures on labor rates, partially offset by an improved fixed cost leverage as compared to the prior periods as a result of higher activity. The second quarter included labor costs and inefficiency associated with adding and training manufacturing employees in Calgary and Savannah following the closure of the Phoenix Facility. The Company also benefited from a weakening Canadian Dollar this quarter with a $0.8 million benefit on Canadian dollar- denominated manufacturing costs. Gross profit for the six months ended June 30, 2022 also included $1.1 million of accelerated depreciation and amortization arising from a change in useful life of assets, which arose in the first quarter of the year.
•
The Company implemented an approximate 6.5% overall increase in our product and transportation prices effective on new orders subsequent to November 15, 2021 to offset increased materials, transportation and packaging costs. The impact of these changes was partially realized in the three and six months ended June 30, 2022 and is expected to be further realized in the second half of 2022. Due to the continued inflationary pressures on material and labor costs, the Company implemented a further 5% price increase effective June 1, 2022 as well as an additional 10% price increase effective July 21, 2022 and eliminated the 20% pilot price reductions, implemented in February, on the Reflect and Inspire product lines.
•
Adjusted Gross Profit and Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the quarter ended June 30, 2022 was $8.5 million or 18.9%, respectively, a decrease from $11.3 million or 27.4%, respectively, for the quarter ended June 30, 2021. Adjusted Gross Profit and Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the six months ended June 30, 2022 was $15.2 million or 18.3%, respectively, a decrease from $18.4 million or 26.1%, respectively, for the six months ended June 30, 2021, due to the reasons described above. For the six month period ended June 30, 2021, $1.8 million of overhead costs were excluded from Adjusted Gross Profit, as these costs were on account of operating at lower than normal capacity levels in the first quarter of 2021 and were accordingly charged directly and separately to cost of sales rather than as a cost attributable to production.

•
Operating expenses in the second quarter of 2022 increased by $4.2 million to $25.6 million from $21.3 million in the same period of 2021. This increase is largely due to $5.2 million of reorganization costs, $1.0 million of higher travel and entertainment costs due to increased business activity and the easing of travel restrictions and $0.3 million of incremental professional fees associated with the contested director elections, offset by lower salaries and wages, stock based compensation and depreciation and amortization. For the six months ended June 30, 2022, operating expenses increased by $9.8 million to $50.4 million from $40.6 million in the same period of 2021. This increase is largely due to $8.9 million in reorganization costs, $1.8 million of incremental professional fees associated with the contested director elections and $1.5 million increase in travel, meals and entertainment costs due to increased business activity and the easing of COVID-19 restrictions, offset by decreases in salaries and benefits associated with cost reduction measures. The Company also benefited from a weakening Canadian Dollar in the second quarter of 2022 with a $0.6 million benefit on Canadian dollar- denominated operating costs.
•
Net loss for the three months ended June 30, 2022 was $19.3 million compared to $9.7 million for the three months ended June 30, 2021. The higher net loss is primarily the result of the lower gross profit margin explained above, $4.2 million increase in operating expenses, a $3.4 million reduction in government subsidies, and a $0.5 million increase in interest expense offset by a $1.3 million increase in foreign exchange gain.
•
Net loss for the six months ended June 30, 2022 was $42.3 million compared to $22.2 million for the six months ended June 30, 2021. The higher net loss is primarily the result of the lower gross profit margin explained above, $9.8 million increase in operating expenses, a $6.9 million reduction in government subsidies and a $1.4 million increase in interest expense offset by a $0.8 million increase in foreign exchange gain.
•
On February 22, 2022, we announced a plan to close the Phoenix Facility, shifting related manufacturing to both our Savannah and Calgary aluminum facilities. The closure of the Phoenix Facility was substantially completed in the second quarter of 2022. Of the initial estimate of cost savings of approximately $2.4 million from this closure, we expect to realize annualized savings of approximately $1.0 million as $1.4 million of work force reductions were offset by additions in Calgary and Savannah due to increased demand. No amounts were realized in the second quarter. Additionally, we eliminated approximately 14% of the expected 18% reduction of our salaried workforce including manufacturing and office positions which, along with other cost reduction initiatives, are expected to yield annualized savings of approximately $13.0 million. Of these cost reduction initiatives, $9.0 million was implemented during the first and second quarters of 2022, $3.0 million will be implemented in the second half of 2022, and $1.0 million, comprised of certain manufacturing positions, has been deferred as we work to increase manufacturing headcount in light of increased demand. One-time costs associated with these reductions and other costs savings measures were previously estimated to be $4.4 million for the second quarter, and $8.1 million for the year. For the three and six months ended June 30, 2022, we incurred $5.2 million and $8.9 million in reorganization costs, respectively. Actual costs for the quarter ended June 30, 2022 are higher due to additional termination benefits arising in June 2022 with the departure of two executives.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the quarter ended June 30, 2022 was a $9.4 million loss or (21.1)%, a decline of $2.6 million from a $6.8 million loss or (16.6)% for the quarter ended June 30, 2021. Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the six months ended June 30, 2022 was a $21.4 million loss or (25.8%), a decline of $3.2 million from a $18.2 million loss or (25.8)% for the six months ended June 30, 2021. Reductions for the quarter and year-to-date periods were due to the above noted reasons. For the three and six months ended June 30, 2022, reorganization costs of $5.2 million and $8.9 million respectively, were added back in the calculation of Adjusted EBITDA.

Outlook

On April 26, 2022, at the Company’s 2022 annual and special meeting of shareholders, shareholders of the Company elected to replace the then-existing board of directors with seven new individuals, all of whom were nominated by 22 NW Fund, LP and other participants named in the definitive proxy statement filed on January 7, 2022, as amended. Following the election and appointment, the Board of Directors terminated the employment of Todd Lillibridge as Interim Chief Executive Officer and appointed Geoffrey Krause and Jeffrey Calkins as Interim Co-Chief Executive Officers, in each case effective as of April 26, 2022.

The Board of Directors in cooperation with management immediately commenced an in-depth review of the Company’s commercial and manufacturing operations, financial performance and outlook as well as accelerated its search for a permanent Chief Executive Officer. That review identified risks to DIRTT that are now being addressed (see “Item 1A. Risk Factors” below). As a result of this review, on June 3, 2022, the Company announced the departure of Jennifer Warawa as Chief Commercial Officer and Jeffrey Calkins as Chief Operating Officer and Interim Co-Chief Executive Officer. The Company has commenced a search for a permanent Chief Operating Officer.

On June 22, 2022, the Company announced the appointment of Benjamin Urban as DIRTT’s new Chief Executive Officer, effective June 27, 2022 and along with Mr. Urban, the appointment of Shaun Noll to the Board of Directors. With the addition of Messrs. Urban and Noll, the Board of Directors is now comprised of nine highly qualified individuals.

On July 27, 2022, the Company announced additional leadership changes, including the departures of Charles Kraus, Senior Vice President and General Counsel and Colin Blehm, Vice President Product Development, and the promotion of Trevor Didluck to Vice President Product Development. Nandini Somayaji has been promoted to Senior Vice President Talent, General Counsel & Corporate Secretary. Geoffrey Krause, DIRTT’s current Chief Financial Officer, announced his intention to retire from the Company, effective September 30, 2022. A search for a suitable replacement has commenced.

Second quarter 2022 revenues were $44.7 million, an increase of 16.8% and 8.8% over the first quarter of 2022 and the second quarter of 2021, respectively, and within the guidance range of between $43 million and $47 million. As at July 1, 2022, our 12-month forward pipeline, which represents known projects and leads at various stages of maturation which our sales teams are working to convert into orders, increased by 13% to $359 million from $318 million at April 1, 2022, comprised of 65% commercial, 16% healthcare, 8% education and 11% government verticals. The relative split between verticals remains consistent with pre-pandemic actual percentage results. It is important to note that these figures do not reflect the impact of the 10% price increase nor termination of the Reflect and Inspire pilot price reduction. These pricing changes are expected to increase the Company’s gross margins; however, the net positive or negative impacts on the 12-month forward pipeline are not yet known. Although the current 12-month forward pipeline is a positive indicator of the Company’s future revenue potential, in the context of continued global macroeconomic uncertainty and possible recession risks, our fiscal year 2022 revenue guidance remains unchanged at $175 to $185 million. The midpoint of our 2022 guidance represents an approximate 22% increase over actual 2021 revenue of $147.6 million.

With demand for DIRTT’s product continuing to increase, the Company’s current and immediate focus is to unlock manufacturing capacity, improve revenues and profitability and accelerate the Company’s near-term progress towards cashflow breakeven and beyond. Under new leadership, the following actions have been taken and discussed in more detail below:

•
Identifying and taking steps to unlock manufacturing capacity through additions to our hourly workforce and implementation of manufacturing improvements for Reflect and Inspire product lines, which comprise approximately 10% of DIRTT product revenue;
•
Implementing an additional 10% price increase effective July 21, 2022 to mitigate the impact of ongoing inflationary pressures on raw material and labor costs;
•
Increasing governance over discounting and other similar activities;
•
Executing on $5.0 million of incremental annualized cost reductions through elimination of 36 salaried positions, including the aforementioned leadership changes;
•
Launching a new website, branding and associated sales collateral to generate increased awareness and demand; and
•
Continuing close collaboration with our Construction Partners through the Partner Advisory Council.

In the second quarter, we increased our overall manufacturing headcount in Calgary by 9%, following the closure of the Phoenix Facility, where we have commenced a night shift for certain operations. We are experiencing the effects of a tight labor market, which has made it more difficult than expected to attract and retain skilled labor. This has been particularly the case at our Savannah facility. As a result of these challenges, some of our orders were pushed to the third quarter from June 2022 while we worked to ramp up our hourly work force. To increase our competitiveness, we have raised hourly wages in both Calgary and Savannah, established headcount targets and factored in attrition rates in hiring and retention strategies. We are continuing to add to our work force in anticipation of higher activity in the third and fourth quarters to avoid manufacturing capacity constraints that we experienced in the second quarter of 2022. We also commenced operational improvements on our Reflect and Inspire product lines to increase overall productive capacity and improve lead times, with such improvements expected to be complete by

August 2022. Finally, we completed the closure of our Phoenix Facility in June 2022 and sublet the associated factory space in July 2022 at a premium to the prior rent commitment.

In June 2022, in addition to a 5% price increase effective June 1, 2022, the Company announced a further 10% increase in prices on its products effective July 21, 2022 to further address the impact of ongoing inflationary pressure on raw material and labor costs. DIRTT also terminated the 20% pilot price reduction program on its Reflect and Inspire product lines, which comprise approximately 10% of product revenue for the six months ended June 30, 2022, that it announced in February 2022. This program termination is a result of the combination of increased aluminum prices and the unanticipated impact that the increased demand placed on our productive capacity due to the immaturity of production processes related to these product lines.

Through the course of the pandemic, the Company increased its use of discounting in an attempt to drive higher revenues, with approximately 10.5% of discounts on total revenue in the second quarter of 2022 compared to 8.7% in the same period of 2020. A pricing oversight committee was established in the second quarter to provide increased scrutiny of discounting behaviors and pricing decision making, with the goal of significantly reducing the amount of discounting provided on a go forward basis.

Under the leadership of its new Chief Executive Officer, the Company took further steps in July 2022 to flatten its organization to increase its overall effectiveness and to optimize its fixed salaried cost base in light of current activity levels and strategic needs. This resulted in annualized cost savings of $5.0 million and the elimination of 36 salaried positions, including the leadership changes described earlier. Key objectives of this process include breaking down interdepartmental silos, increasing cross functional communication and joint accountabilities, improving overall productivity across the organization and enhancing DIRTT’s overall approach to Construction Partner recruitment, onboarding, management and accountability. We are making additional investments in the ICE team and investing to support the long-term success of our Partners. These changes include but are not limited to:

•
Reintegration of supply chain, quality and safety under plant management and elimination of non-core positions;
•
Reallocation of resources to increase order engineering throughput and capacity;
•
Flattening of overall organization and removal of unnecessary layers;
•
Reorganization of Construction Partner development function under new leadership; and
•
Redefining approach to strategic account and market segment management.

While revenues were in line with expectations and grew sequentially over the first quarter and the same period last year, the Company used approximately $19.1 million of cash in the second quarter compared to $21.3 million in the first quarter 2022. This included approximately $6.0 million in the quarter ($11.1 million year to date) of one-time reorganization and contested director election costs and DSU payments. Excluding these amounts, net of working capital, cash used would have been $13.7 million in the second quarter of 2022 compared to $18.3 million in the first quarter of 2022. From a working capital management perspective, we continued to experience a buildup in inventory, primarily in aluminum extrusions, reflecting our difficulty in increasing productive capacity relative to expectations as described above. Inventory increased by $3.7 million and $3.2 million in the first and second quarter of 2022, respectively. We have taken steps to moderate such supply and expect to begin to reduce our inventory levels in the third and fourth quarters. As a result of the steps mentioned, we expect cash usage to improve as 2022 progresses and to approach monthly cashflow breakeven in the fourth quarter of 2022 (see “–Liquidity and Capital Resources").

As revenues improve, including the effect of the price increases above, and the cost reduction initiatives take hold, we expect to continue to progress toward an improvement in net loss and Adjusted EBITDA breakeven in the fourth quarter of 2022. Unrestricted cash and net working capital at June 30, 2022 was $19.7 million and $31.6 million, compared to $38.9 million and $49.3 million at March 31, 2022, respectively, and $60.3 million and $66.7 million at December 31, 2021, respectively. The Company’s asset backed credit facility, which is based upon a percentage of accounts receivable and inventory, remains undrawn at June 30, 2022 with approximately $11.3 million available. The Company continues to focus on revenue growth and cost initiatives to positively affect DIRTT’s balance sheet, cash flow and profitability and expects to see a trend of increasing monthly working capital by year end.

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

Results of Operations

Three and Six Months Ended June 30, 2022, Compared to Three and Six Months Ended June 30, 2021

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in thousands)			($ in thousands)
Revenue	44,701	41,102	9	82,987	70,567	18
Gross Profit	6,276	9,224	(32)	9,563	12,594	(24)
Gross Profit Margin	14.0%	22.4%		11.5%	17.8%
Operating Expenses
Sales and Marketing	7,777	7,564	3	15,005	14,234	5
General and Administrative	6,877	7,780	(12)	14,870	15,021	(1)
Operations Support	2,528	2,213	14	5,026	4,510	11
Technology and Development	1,879	1,924	(2)	4,019	3,859	4
Stock-Based Compensation	1,326	1,861	(29)	2,628	2,955	(11)
Reorganization	5,163	-	100	8,855	-	100
Total Operating Expenses	25,550	21,342	20	50,403	40,579	24
Operating Loss	(19,274)	(12,118)	59	(40,840)	(27,985)	46
Operating Margin	(43.1)%	(29.5)%		(49.2)%	(39.7)%

Revenue

Revenue reflects sales to our Construction Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in thousands)			($ in thousands)
Product	38,098	36,462	4	71,291	62,298	14
Transportation	4,795	3,484	38	8,856	5,983	48
License fees from Construction Partners	198	141	40	395	348	14
Total product revenue	43,091	40,087	7	80,542	68,629	17
Installation and other services	1,610	1,015	59	2,445	1,938	26
	44,701	41,102	9	82,987	70,567	18

Our sales activity and associated revenues continue to be impacted by the severe economic and social impact of the COVID-19 pandemic since March 2020, including a major contraction in construction activity levels in North America due to work-from-home requirements, lock-down measures and other regulatory responses implemented by governments and public health officials.

During the quarter ended June 30, 2022, revenue was $44.7 million, an increase of $3.6 million or 9% from the same period in 2021. Revenue for the six months ended June 30, 2022 was $83.0 million an increase of 12.4 million or 18% from the six months ended June 30, 2021. The first quarter of 2022 marked the transition of the COVID-19 pandemic to an endemic with the broad easing of health restrictions, including work-from-home mandates, across North America. While the resurgence in COVID-19 infections due to the Omicron variant at the beginning of the year temporarily sent many employees back to their home offices and delayed return dates, the Company and our Construction Partners experienced an uptick in planning activity and opportunity growth in our commercial vertical which began to translate into orders in March 2022 that has continued into the second quarter. In response, the Company began efforts to increase its manufacturing labor headcount to enable it to capture the increase in demand but experienced the ongoing effects of a tight labor market. This has made it more difficult than expected to attract and retain skilled labor particularly, the case at our Savannah facility. As a result of these challenges in combination with the time to fully onboard new hires up to productive status, some orders had to be pushed to the third quarter from June 2022 while we worked to ramp up our hourly workforce.

We remain uncertain as to the ongoing impact of the pandemic, including effects of resurgent infection rates due to variants, on future projects that are either in the planning or conceptual stage. It is likely that future projects will experience similar delays as the COVID-19 pandemic runs its course and as DIRTT works through the aforementioned hiring and training challenges. See Item 1A. “Risk Factors”.

In response to significant increases in the costs of raw materials, shipping materials, labor and freight, effective November 16, 2021, DIRTT increased product and transportation prices on new projects by approximately 6.5%, with the benefits largely expected to be realized in 2022. On February 17, 2022, we implemented a further price increase of 5% that came into effect June 1, 2022. Based on experience to date, these increases were not sufficient to offset the significant inflationary impacts on raw materials. Accordingly, on June 21, 2022 an additional price increase of 10% was announced effective July 21, 2022. The benefits of this additional increase are largely expected to be realized in the second half of 2022. DIRTT also terminated the 20% pilot price reduction program on its Reflect and Inspire product lines that it announced in February 2022 as a result of the combination of increased aluminum prices and the unanticipated impact that the increased demand placed on our productive capacity due to the immaturity of production processes related to these product lines.

Installation and other services revenue was $1.6 million and $2.4 million for the three and six months ended June 30, 2022 respectively, compared to $1.0 million and $1.9 million in the same period of 2021. Except in limited circumstances, our Construction Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At June 30, 2022, we had 69 (December 31, 2021: 69) Construction Partners servicing multiple locations. During 2021 and the first quarter of 2022, we made several changes and upgrades to our Construction Partner network, expanding our relationships with new and existing partners and ending our relationships with others. In February 2022, we announced the establishment of a Partner Advisory Council to provide a greater link with Construction Partners and end clients who they service. The Partner Advisory Council will offer advice on sales and marketing effectiveness, product issues and new market needs, market conditions, competitive landscape, marketing support and other related areas of mutual interest.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in thousands)			($ in thousands)
Commercial	29,618	19,032	56	53,662	35,176	53
Healthcare	5,091	14,176	(64)	12,055	20,663	(42)
Government	5,041	4,249	19	8,322	8,430	(1)
Education	3,143	2,489	26	6,108	4,012	52
License fees from Construction Partners	198	141	40	395	348	14
Total product revenue	43,091	40,087	7	80,542	68,629	17
Service revenue	1,610	1,015	59	2,445	1,938	26
	44,701	41,102	9	82,987	70,567	18

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in %)		(in %)
Commercial	69	47	67	52
Healthcare	12	36	15	30
Government	12	11	10	12
Education	7	6	8	6
Total Product Revenue(1)	100	100	100	100

(1)
Excludes license fees from Construction Partners.

Commercial revenues increased by 56% and 53% in the three and six month periods ended June 30, 2022 from the same prior year periods, reflecting improving market conditions as health restrictions and work-from-home requirements ease and include one large customer in the technology sector with revenue of $2.3 million and $5.6 million for the respective periods. Healthcare decreased by 64% and 42% in the three and six months ended June 30, 2022, respectively, from the same periods in 2021. Such sales tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. In 2021, we had one large healthcare project with revenue of $6.9 million in the second quarter which did not recur in 2022.

Education sales in the three and six months ended June 30, 2022 increased by 26% and 52%, respectively, over the prior periods. At the beginning of the pandemic, education spending effectively paused with many institutions suspending in-person classes. There were no individually significant education projects and the increases represent higher volumes of projects due to the easing of health restrictions and many students returning to in-person learning. Government revenues in the three months ended June 30, 2022 increased by 19% and decreased by 1% for the six month period then ended over the prior year periods.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in thousands)			($ in thousands)
Canada	7,417	4,461	66	12,668	7,456	70
U.S.	37,284	36,641	2	70,319	63,111	11
	44,701	41,102	9	82,987	70,567	18

Historically, approximately 15-25% and 75-85% of revenues are derived from sales to Canada and the United States, respectively. In the quarter ended June 30, 2020, revenues from Canada fell to 10% of total sales while sales to the United States increased to 90%. The geographical split for the quarter ended June 30, 2022 began to return to historical averages and reflects the easing of health restrictions in Canada which was later than the United States.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.2 million and $0.8 million to $7.8 million and $15.0 million for the three and six months ended June 30, 2022, from $7.6 million and $14.2 million for the three and six months ended June 30, 2021 respectively. The increase was largely related to an increase of $0.9 million and $1.3 million for the three and six months ended June 30, 2022, respectively, in travel, meals and entertainment expenses as business activity has increased and restrictions on travel have eased, offset by lower salary and benefit expenses due to planned headcount reductions as part of the cost savings initiatives.

General and Administrative Expenses

General and administrative expenses decreased $0.9 million to $6.9 million and $0.1 million to $14.9 million for the three and six months ended June 30, 2022 from $7.8 million and $15.0 million for the three and six months ended June 30, 2021. In the three months ended June 30, 2022, approximately $0.3 million of professional fees associated with the contested election of directors was more than offset by lower salaries and benefits costs. For the six month period ended June 30, 2022, approximately $1.8 million of incremental professional fees associated with the contested election of directors was offset by lower salaries and benefits cost. Reductions in salaries and benefits includes planned headcount reductions as part of cost savings initiatives as well as the impact of the Chief Executive Officer vacancy in the periods.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Construction Partner project execution and our manufacturing operations. Operations support expenses increased by $0.3 million and $0.5 million from $2.2 million and $4.5 million for the three and six months ended June 30, 2021, respectively, to $2.5 million and $5.0 million for the three and six months ended June 30, 2022. The increase was due to lower costs capitalized to internal projects with the completion of the South Carolina Facility and the DIRTT Experience Centre ("DXC") in Dallas and an increase in salaries and benefits of $0.2 million and $0.3 million for the three and six month period ended June 30, 2022 compared to the previous year same period.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses for the three and six month period ended June 30, 2022 were consistent with prior period costs as $0.2 million and $0.5 million of lower capitalized costs due to fewer internal projects, respectively, were offset by reductions in salaries and benefits expense.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2022 was $1.3 million and $2.6 million compared to $1.9 million and $3.0 million for the same periods in 2021. The movement in this expense was largely the impact of grants of RSUs to the Company's employees, including those in lieu of cash compensation to the Company’s former interim Chief Executive Officer in January 2022 and DSUs granted to the Board of Directors, lowered by the impact of fair value adjustments on cash settled awards as a result of our share price decreasing during the quarter and six months ended June 30, 2022. The Board of Directors receives 100% of their remuneration in DSUs.

Reorganization

On February 22, 2022, we announced a plan to close the Phoenix Facility, shifting related manufacturing to both our Savannah and Calgary aluminum facilities. The closure of the Phoenix Facility was substantially completed in the second quarter of 2022. Of the initial estimate of cost savings of approximately $2.4 million from this closure, we expect to realize annualized savings of approximately $1.0 million as $1.4 million of work force reductions were offset by additions in Calgary and Savannah due to increased demand. No amounts were realized in the second quarter. Additionally, we eliminated approximately 14% of the expected 18% reduction of our salaried workforce including manufacturing and office positions, which, along with other cost reduction initiatives, are expected to yield annualized savings of approximately $13.0 million. Of these cost reduction initiatives, $9.0 million was implemented during the first and second quarters of 2022, $3.0 million will be implemented in the second half of 2022, and $1.0 million, comprised of certain manufacturing positions, has been deferred as we work to increase manufacturing headcount in light of increased demand. One-time costs associated with these reductions and other costs savings measures were previously estimated to be $4.4 million for the second quarter, and $8.1 million for the year. For the three and six months ended June 30, 2022, we incurred $5.2 million and $8.9 million in reorganization costs, respectively. Actual costs for the quarter ended June 30, 2022 are higher due to additional termination benefits arising in June 2022 with the departure of two executives.

Government Subsidies

The Company was not eligible and did not receive any new government subsidies in the three and six months ended June 30, 2022 compared to $3.4 and $7.5 million of subsidies received during the three and six months ended June 30, 2021. Upon finalization of 2021 compensation to specified executives, approximately C$0.5 million ($0.4 million) of previously-received subsidies were repaid to the Canadian authorities in the second quarter of 2022. The amount was fully provided for in the third quarter of 2021 and the Company reversed a $0.6 million incremental provision related to this that was no longer necessary in the first quarter of 2022. The last claim period under the CEWS and CERS programs expired on October 23, 2021.

The Company is currently evaluating its eligibility for the Employer Retention Tax Credit in the United States, which, if eligible, could provide additional subsidies to the Company.

Interest expense

Interest expense increased by $0.5 million from $0.8 million for the three months ended June 30, 2022 to $1.3 million compared to June 30, 2021 and by $1.4 million from $1.3 million in the six months ended June 30, 2022 to $2.7 million compared to June 30, 2021. The increased interest expense is a result of the issuance of C$35.0 million ($27.4 million) of Debentures in December 2021 and draws on the Leasing Facilities.

Income Tax

The provision for income taxes is comprised of U.S. and Canadian federal, state and provincial taxes based on pre-tax income. The Company incurred no income tax expense or recovery during the three and six months ended June 30, 2022, compared to a $0.2 million and $0.3 million expense for the same period of 2021. As at June 30, 2022 the Company had a valuation allowance of $27.0 million (December 31, 2021 $17.3 million) against deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada and the United States to fully deduct historical losses. As at June 30, 2022, we had C$89.8 million of non-capital loss carry-forwards in Canada and $60.4 million in the United States. These loss carry-forwards will begin to expire in 2032.

Net Loss

Net loss increased to $19.3 million or $0.22 net loss per share in the three months ended June 30, 2022 from a net loss of $9.7 million or $0.11 net loss per share for the quarter ended June 30, 2021. The increased loss is primarily the result of a $2.9 million decrease in gross profit, a $4.2 million increase in operating expenses (which includes $5.2 million of reorganization expenses and $0.3 million of incremental professional fees described previously), a $0.5 million increase in interest expense and a $3.4 million decrease in government subsidies offset by a $1.3 million increase in foreign exchange gain.

Net loss increased to $42.3 million or $0.49 net loss per share in the first half of 2022 from a net loss of $22.2 million or $0.26 net loss per share for the six months ended June 30, 2021. The increased loss is primarily the result of a $3.0 million decrease in gross profit, a $9.8 million increase in operating expenses (which includes $8.9 million of reorganization expenses and $1.8 million of incremental professional fees as described previously), a $1.4 million increase in interest expense and a $6.9 million decrease in government subsidies offset by a foreign exchange gain of $0.8 million.

EBITDA and Adjusted EBITDA for the Three and Six Months Ended June 30, 2022 and 2021

The following table presents a reconciliation for the second quarter and year to date results of 2022 and 2021 of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Net loss for the period	(19,288)	(9,738)	(42,330)	(22,237)
Add back (deduct):
Interest Expense	1,329	794	2,659	1,294
Interest Income	(20)	(23)	(31)	(42)
Income Tax Expense	-	220	-	259
Depreciation and Amortization	3,344	3,421	7,966	6,823
EBITDA	(14,635)	(5,326)	(31,736)	(13,903)
Foreign Exchange (Gains) Losses	(1,246)	60	(514)	240
Stock-Based Compensation	1,326	1,861	2,628	2,955
Government Subsidies	(49)	(3,431)	(624)	(7,499)
Reorganization Expense	5,163	-	8,855	-
Adjusted EBITDA	(9,441)	(6,836)	(21,391)	(18,207)
Net Loss Margin(1)	(43.1)%	(23.7)%	(51.0)%	(31.5)%
Adjusted EBITDA Margin	(21.1)%	(16.6)%	(25.8)%	(25.8)%
(1)
Net loss divided by revenue.

For the three months ended June 30, 2022, Adjusted EBITDA and Adjusted EBITDA Margin decreased by $2.6 million to a $9.4 million loss or (21.1)% from $6.8 million loss or (16.6)% in the same period of 2021. This primarily reflects a $2.8 million decrease in Adjusted Gross Profit, $1.0 million increase in travel and entertainment costs, $0.3 million of incremental professional fees as described previously and, $0.3 million reduction in capitalized costs due to fewer internal projects, offset by $1.4 million of lower salaries and benefits costs due to headcount reductions and other cost savings.

For the six months ended June 30, 2022, Adjusted EBITDA and Adjusted EBITDA Margin decreased by $3.2 million to a $21.4 million loss or (25.8)% from $18.2 million loss or (25.8)% in the same period of 2021. This primarily reflects a $3.2 million decrease in Adjusted Gross Profit, $1.8 million of incremental professional fees as described previously, $1.5 million increase in travel and entertainment costs, and $0.7 million reduction in capitalized costs due to fewer internal projects, offset by $1.8 million of costs of underused capacity in the first quarter of 2021 which did not re-occur and $2.6 million lower salaries and benefits costs due to headcount reductions.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Six Months Ended June 30, 2022 and 2021

The following table presents a reconciliation for the three and six months ended June 30, 2022 and 2021 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Gross profit	6,276	9,224	9,563	12,594
Gross profit margin	14.0%	22.4%	11.5%	17.8%
Add: Depreciation and amortization expense	2,188	2,033	5,660	4,062
Add: Costs of under-utilized capacity	-	-	-	1,756
Adjusted Gross Profit	8,464	11,257	15,223	18,412
Adjusted Gross Profit Margin	18.9%	27.4%	18.3%	26.1%

Gross profit and gross profit margin decreased to $6.3 million or 14.0% for the three months ended June 30, 2022, from $9.2 million or 22.4% for the three months ended June 30, 2021. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $8.5 million or 18.9% for the three months ended June 30, 2022, from $11.3 million or 27.4% for the three months ended June 30, 2021.

For the six month period ended June 30, 2022, gross profit and gross profit margin decreased to $9.6 million or 11.5% from $12.6 million or 17.8% for the six month period ended June 30, 2021. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $15.2 million or 18.3% for the six months ended June 30, 2022, from $18.4 million or 26.1% for the six months ended June 30, 2021.

The decrease in gross profit margin largely reflects significant and industry wide inflationary increases in the realized cost of materials, transportation, labor and packaging. In addition, in the second quarter and in response to a sustained increase in demand that began in the first quarter of 2022, the Company began efforts to increase its manufacturing labor headcount but experienced the ongoing effects of a tight labor market. This has made it more difficult than expected to attract and retain skilled labor, particularly at our Savannah facility, and as a result the Company increased hourly rates by 6% on average to increase its overall competitiveness.

To address these cost increases, the Company implemented a series of price increases, including a 6.5% increase effective November 1, 2021 and an additional 5% price increase effective June 1, 2022. As these increases were not sufficient to offset the continuing inflationary pressure, the Company announced a further 10% price increase effective July 21, 2022 and will continue to monitor raw material, labor and other costs to determine whether further action is necessary.

For the three month period ended June 30, 2022, gross profit margin decreased by 8.4% from the same period in 2021 as material, transportation and packaging costs increased by approximately 5.4% as a percentage of revenue and a negative labor efficiency of 2.3% was realized due to higher labor rates and increased inefficiencies resulting from training and onboarding of new employees. In addition, the Company had previously announced intentions to extend its scheduling lead times, while removing deposit requirements, and accordingly reduce standby production labor capacity by up to 20%. Following further discussions with our Construction Partners, including the importance of short lead times, we reversed this decision in the second quarter of 2022. Other cost increases negatively impacted the gross profit by 1.1% partially offset by marginal fixed cost leverage on account of the 9% increase in revenue compared to the same period last year.

For the six month period ended June 30, 2022, gross profit margin decreased by 6.3% from the same period in 2021 as material, transportation and packaging costs increased by approximately 6.7% as a percentage of revenue. Other cost increases negatively impacted the gross profit by 1.4% and gross profit was reduced by approximately 1% due to incremental South Carolina Facility fixed costs. Additional depreciation and amortization due to revision to the useful lives of assets, including the Phoenix Facility, contributed $1.1 million or 1.1% of the gross margin. This increased cost impact was offset by 2.8% of improved fixed cost leverage on account of the $12.4 million or 18% increase in revenue compared to the same period in 2021.

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

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2022 totaled $19.7 million, a decrease of $40.5 million from December 31, 2021. The decrease in cash over the six month period primarily reflects the impact of $36.8 million cash used in operations, of which $1.8 million related to one-time costs associated with the contested director election and $8.9 million of reorganization costs. In addition, capital expenditures totaled $3.0 million and scheduled Leasing Facilities repayments totaled $1.2 million. These outflows were offset by a C$0.9 million ($0.7 million) draw under the Canada Leasing Facility received in April 2022.

The impact of COVID-19 on the Company’s sales and operations has been severe, including a contraction of demand since the beginning of the pandemic and more recently, significant inflation on raw material costs. This has resulted in a significant usage of cash which we have financed through existing cash on hand and financings as described further below. Furthermore, we have implemented multiple initiatives to reduce our overall fixed cost base, including the closure of our Phoenix Facility in the second quarter of 2022, reduction in our hourly headcount in 2021 and salaried headcount reductions and other cost savings initiatives in February 2022 and July 2022. We have also implemented three price increases to mitigate the inflationary effect, comprised of 6.5% effective November 1, 2021, 5% effective June 1, 2022 and a further 10% effective July 21, 2022. We continue to monitor the cost of our raw materials and labor to determine whether further price increases are warranted. Since March 2022, however, the Company and its Construction Partners have experienced a significant increase in demand, particularly within its commercial and education verticals, with the broad lifting of health restrictions across North America. In response the Company began efforts to increase manufacturing headcount within its Calgary and Savannah facilities to enable it to meet both near-term demand and anticipated sustained increases. We have increased wage rates in both Canada and the United States to increase our competitiveness in what is proving to be a tight labor market, particularly in Savannah. We are also taking steps to decongest our manufacturing processes to return productivity to pre-pandemic levels. We believe the benefits of the price increases, manufacturing headcount additions, training and debottlenecking will begin to be realized in the middle of the third quarter 2022, continuing throughout the balance of the year.

We have assessed the Company’s liquidity using multiple downside and upside scenarios, taking into account these circumstances, our sales outlook for the next twelve months and actions in combination with existing cash balances and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next 12 months. However, a number of factors, including our ability to satisfy the expected growth in pipeline demand and those discussed below could impact our liquidity over such period.

Should the recovery of the North American construction activities from the pandemic be delayed, a sustained economic depression and its adverse impacts on customer demand occur, significant inflationary pressure on raw materials and transportation costs continue that we are unable to recover through price increases or should we be unable to economically increase manufacturing labor headcount and related capacity, this could continue to adversely affect our liquidity. To the extent that existing cash and cash equivalents and increased liquidity from the aforementioned facilities are not sufficient to fund future activities, we may seek to raise additional funds through equity or debt financings. If additional funds are raised through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our Debentures and our equity securities or contain instruments that may be dilutive to our existing shareholders. Any additional equity or debt financing may be dilutive to our existing shareholders.

During 2021, we completed financings to increase our liquidity in light of the highly uncertain economic conditions caused by the pandemic. In January 2021, we issued C$40.3 million of the January Debentures for net proceeds after costs of C$37.6 million ($29.5 million). The January Debentures accrue interest at a rate of 6.00% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and be repayable on the January Debenture Maturity Date. Interest and principal are payable in cash or shares at the option of the Company.

In February 2021, we entered into the RBC Facility, a C$25.0 million senior secured revolving credit facility with RBC. Under the RBC Facility, the “Borrowing Base” is a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. Available borrowings under the RBC Facility at June 30, 2022 were C$14.5 million or $11.3 million.

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

The Company has a C$5.0 million Canada Leasing Facility of which C$4.5 million ($3.4 million) has been drawn, and a $14.0 million U.S. Leasing Facility of which $13.3 million has been drawn with RBC and one of its affiliates. The Leasing Facilities are available for equipment expenditures and certain equipment expenditures already incurred.

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Net cash flows (used in) provided by operating activities	(17,800)	86	(36,842)	(12,008)
Net cash flows used in investing activities	(1,331)	(6,430)	(2,951)	(10,019)
Net cash flows (used in) provided by financing activities	(63)	7,266	(890)	36,603
Effect of foreign exchange on cash, cash equivalents and restricted cash	54	408	220	711
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,140)	1,330	(40,463)	15,287
Cash, cash equivalents and restricted cash, beginning of period	42,085	59,803	63,408	45,846
Cash, cash equivalents and restricted cash, end of period	22,945	61,133	22,945	61,133

Operating Activities

Net cash flows used in operating activities were $17.8 million for the three months ended June 30, 2022 compared to $0.1 million cash flows provided by operating activities in the three months ended June 30, 2021. Included in the $17.8 million used in operating activities in the second quarter of 2022 are $5.2 million of reorganization costs, $0.3 million of professional fees associated with the contested director election, and $3.7 million of increased inventory where the Company took on incremental reserves to mitigate against potential supply chain disruption, offset by the receipt of a $3.2 million income tax refund related to 2020. We have since taken steps to adjust our aluminum supply and expect to begin drawing down such inventory in the third and fourth quarter. Excluding these amounts, cashflow from operations would have been $11.8 million in the second quarter of 2022 compared to $0.1 million cash provided by operations in the same period of 2021, with the decrease reflecting $3.4 million of government subsidies that did not re-occur in 2022, $2.8 million of lower Adjusted Gross Profit, higher interest payments and working capital timing. Apart from the above noted items, working capital changes primarily reflect the timing of insurance renewals and increased accounts payable due to higher activity and timing of payments.

Net cash flows used in operating activities were $36.8 million for the six months ended June 30, 2022 compared to $12.0 million in the six months ended June 30, 2021. Included in the $36.8 million used in operating activities in the first half of 2022 are $8.9 million of reorganization costs, $1.8 million of professional fees associated with the contested director election, and $7.1 million of increased inventory where the Company took on incremental inventory from suppliers to mitigate against potential supply chain disruption, offset by the receipt of a $3.2 million income tax refund related to 2020. We have since taken steps to adjust our aluminum supply and expect to begin drawing down such inventory in the third and fourth quarter. Excluding these amounts, cashflow from operations would have been $22.2 million in the first half of 2022 compared to $12.0 million cash used in operations in the same period of 2021, with the decrease reflecting $7.5 million of government subsidies that did not re-occur in 2022, $1.4 million lower Adjusted Gross Profit before underutilized capacity, higher interest payments and working capital timing. Apart from the above noted items, working capital changes primarily reflect the timing of insurance renewals and increased accounts receivable, accounts payable and customer deposits due to higher activity and timing of payments.

Investing Activities

We invested $0.9 million and $1.9 million in property, plant and equipment during the three and six months ended June 30, 2022, respectively, compared to $5.8 million and $8.7 million during the three and six months ended

June 30, 2021. This expenditure for the three months ended June 30, 2022 comprised of $0.1 million of working capital changes, $0.5 million of manufacturing upgrades, $0.1 million related to our website redesign, $0.1 million of leasehold improvements and $0.1 million of DXC refreshes. The expenditure for the six months ended June 30, 2022 comprised of $1.0 million of working capital changes, $0.6 million of manufacturing upgrades, $0.2 million related to our website design and $0.1 million related to DXC refreshes and IT equipment.

We invested $0.4 million on capitalized software during the three months ended June 30, 2022, as compared to $0.6 million in the three months ended June 30, 2021 and $0.9 million for the six months ended June 30, 2022 compared to $1.3 million for the comparative period.

Our 2022 capital expenditure program comprises approximately $2.5 million related to refreshes of DXCs, continued enhancement of our customer relationship management system and website redesign, approximately $2.5 million on software development and approximately $2.0 million on manufacturing and other capital upgrades. The decrease in cash flows used in investing activities is largely due to reduced spending as the South Carolina Facility and Dallas DXC were completed in 2021.

Financing Activities

For the three and six months ended June 30, 2022, $0.1 million and $0.9 million of cash was used in financing activities, comprising mainly of $0.6 million and $1.2 million of scheduled payments under the Leasing Facilities for the three and six month period ended June 20, 2022. During the second quarter, we received C$0.9 million ($0.7 million) under the Canada Leasing Facility. For the three and six months ended June 30, 2021, $7.3 million and $36.6 million of cash was provided by financing activities, respectively, mainly due to the proceeds received from the issuance of C$40.3 million of Debentures in January 2021 and the receipt of $8.4 million of cash consideration under the U.S. Leasing Facility.

We currently expect to fund anticipated future investments with available cash, including the proceeds from Debentures issued in 2021, and drawings on our Credit Facility. We do not expect to make any significant further draws under the Leasing Facilities. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we deem appropriate. We may also use debt or pursue equity financing depending on the price of our common shares at the time, interest rates, and nature of the investment opportunity and economic climate.

Credit Facility

On February 12, 2021, the Company entered into the RBC Facility. Under the RBC Facility, the Borrowing Base is up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. At June 30, 2022, available borrowings are C$14.5 million ($11.3 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the Aggregate Excess Availability is less than C$5.0 million, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR has been below 1.10:1 for the three immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities. The Company did not meet the three-month FCCR requirement during the second quarter of 2022, which resulted in requiring the restriction of $3.2 million of cash. Should an event of default occur, or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

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

The Company has drawn $13.3 million of cash consideration under the U.S. Leasing Facility and commenced the lease term in 2020 for the equipment at the South Carolina Facility. The Company has drawn C$4.5 million ($3.4 million) of cash consideration under the Canada Leasing Facility and commenced the lease term for the Canadian equipment expenditures during 2020. C$0.9 million ($0.7 million) of the Canada Leasing Facility was drawn in the three months ended June 30, 2022.

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

Contractual Obligations

There have been no material changes in our contractual obligations during the three months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K, other than the forthcoming additional commitments related to the extension of our headquarters lease in Calgary. See Note 13, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the three months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 5, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report, we adopted Accounting Standards Update No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The ASU provides guidance on required disclosures with respect to government assistance in a company’s notes to the annual financial statements. The amendments in the ASU are effective for periods beginning after December 15, 2021. The Company has adopted this standard effective January 1, 2022 and notes there is no impact of this standard on our accounting or disclosures of government assistance.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 5, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements and “–Significant Accounting Policies and Estimates” appearing in this Quarterly Report.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are pursuing multiple lawsuits against our former founders, Mogens Smed and Barrie Loberg, their new company Falkbuilt Ltd., and other related individual and corporate defendants for violations of fiduciary duties and noncompetition and non-solicitation covenants contained in their executive employment agreements, and the misappropriation of our confidential and proprietary information in violation of numerous Canadian and U.S. state, and federal laws pertaining to the protection of our trade secrets and proprietary information and the prevention of false advertising and deceptive trade practices. There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 4, 2022.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 4, 2022, which could materially affect our businesses, financial condition, or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

We are under the leadership of a reconstituted Board of Directors who plan to implement a variety of operational, organizational, cultural and other changes to our business, and we may not be able to achieve some or all of the anticipated benefits of this transformation plan. We are also undergoing changes at a senior management level, including the appointment of a new Chief Executive Officer in June 2022.

Our Board of Directors was entirely reconstituted at our annual and special meeting of shareholders held on April 26, 2022 and, following that meeting, Geoffrey Krause and Jeffrey Calkins were appointed Interim Co-Chief Executive Officers. In June 2022, Jeffrey A. Calkins and Jennifer Warawa departed the company and a new Chief Executive Officer, Benjamin Urban was appointed. Messrs. Urban and Noll were also appointed to our Board of Directors in June 2022. On July 27, 2022, the Company announced additional leadership changes, including the departures of Charles Kraus, Senior Vice President and General Counsel and Colin Blehm, Vice President Product Development, and the promotion of Trevor Didluck to Vice President Product Development. Nandini Somayaji has been promoted to Senior Vice President Talent, General Counsel & Corporate Secretary. Geoffrey Krause, DIRTT’s current Chief Financial Officer, announced his intention to retire from the Company, effective September 30, 2022. A search for a suitable replacement has commenced. As a result of these events, the timely integration of senior management will be critical in the successful implementation of the Board of Directors' plans. There can be no assurance that we will be able to successfully implement the plan or otherwise realize the anticipated benefits of the plan, and we may encounter short-term disruptions of certain aspects of our business as elements of the plan are implemented.

In addition to overseeing the changes to DIRTT’s leadership described above, since its election, the reconstituted Board of Directors has undertaken an extensive review of DIRTT’s operations, a process which is still ongoing (see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook”, above), and are in the process of implementing a variety of operational, organizational, cultural and other changes to our business, including plans to meet pipeline demand and expand revenues. We may not be successful in achieving some or all of the anticipated benefits of these plans, which may have an adverse effect on our results from operations and financial condition. Specifically, we are addressing the following issues:

•
Ability to increase manufacturing capacity to service current pipeline:

As at July 1, 2022, DIRTT’s 12-month forward pipeline, which represents known projects and leads at various stages of maturation which our sales teams are working to convert into orders, increased by 13% to $359 million from $318 million as at April 1, 2022. Servicing of this pipeline and capturing the underlying revenue growth is dependent upon the Company's ability to ramp up production capabilities on a timely basis. The Board of Directors and DIRTT’s management team have prioritized removing constraints in DIRTT’s manufacturing processes and are pursuing a number of initiatives including increased hourly labor, improved hourly labor retention and streamlined manufacturing processes. DIRTT may not be successful in implementing such initiatives and may be negatively impacted by the competitive nature of attracting personnel and other current market conditions. DIRTT may not be able meet such demand and capture the underlying revenue growth which could adversely affect the Company’s results of operations and financial condition.

•
Discounting and raw material cost inflation impacts on profitability:

DIRTT's gross margins and resulting profitability have been negatively affected by the impacts of material cost inflation and the use of increased discounting to drive higher demand. DIRTT has taken steps to improve gross margin by reducing discounts and increasing prices, including a 5% price increase at June 1, 2022 and a further 10% price increase at July 21, 2022. If we are unable to realize the effects of reduced discounting or price increases, if inflationary increases continue without corresponding increases in our pricing or if such reduced discounting and price increases cause a material impact on demand, DIRTT’s results of operations and financial condition could be adversely impacted.

•
The effectiveness of certain elements of DIRTT’s administrative systems:

DIRTT has identified the need to upgrade its inventory management and cost accounting systems. Other information technology may require investment in the future. However, the success, in whole or in part, of this investment cannot be guaranteed.

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

10.1	DIRTT Environmental Solutions Ltd. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q File No. 001-39061, filed on May 4, 2022).
10.2*¥	Lease Amending Agreement, dated April 6, 2022, by and between Piret (7303 - 30th Street SE) Holdings Inc. and DIRTT Environmental Solutions Ltd.
10.3*+	Executive Employment Agreement, dated May 1, 2019 by and between DIRTT Environmental Solutions Ltd. and Jeffrey Metcalf.
10.4*+	Executive Employment Agreement, dated June 22, 2022 by and between DIRTT Environmental Solutions Ltd. and Benjamin Urban.
10.5*

Indemnity Agreement, dated June 22, 2022, between DIRTT Environmental Solutions Ltd and Benjamin Urban, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule

31.1*

Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Filed herewith

** Furnished herewith

+ Compensatory plan or agreement

¥ Information in this exhibit identified by brackets is confidential and has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the Company customarily treats as private or confidential. An unredacted copy of this exhibit will be furnished to the Securities and Exchange Commission on a supplemental basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

	By:	/s/ Geoffrey D. Krause
Geoffrey D. Krause
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 27, 2022