Form 10-Q
period 2022-09-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2022-11-14
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The registrant had 88,714,941 common shares outstanding as of November 1, 2022.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have an adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the coronavirus (“COVID-19”) pandemic and related economic repercussions and other risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 23, 2022 (the “Annual Report on Form 10-K”) as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 filed with the SEC and applicable securities commissions or similar regulatory authorities in Canada on May 4, 2022 and July 27, 2022 respectively and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

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
•
our ability to achieve and manage growth effectively;
•
competition in the interior construction industry;
•
competitive behaviors by our co-founders and former executives;
•
the condition and changing trends of the overall construction industry;
•
our reliance on our network of construction partners ("Construction Partners"), which we have previously referred to as our Distribution Partners, for sales, marketing and installation of our solutions;
•
our ability to introduce new designs, solutions and technology and gain client and market acceptance;
•
defects in our designing and manufacturing software and warranty and product liability claims brought against us;

ii

•
inflation and material fluctuations of commodity prices, including raw materials and our ability to set prices for our products that satisfactorily adjust for inflation and fluctuations in commodity prices;
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
•
our ability to generate sufficient revenue to achieve and sustain profitability and achieve positive cash flows;
•
our periodic fluctuations in results of operations and financial conditions;
•
volatility of our share price;
•
our ability to maintain our listing on Nasdaq;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at September 30,	As at December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	6,818	60,313
Restricted cash	3,611	3,095
Trade and accrued receivables, net of expected credit losses of $0.1 million at September 30, 2022 and at December 31, 2021	19,553	14,063
Other receivables	8,009	3,477
Inventory	23,295	18,457
Prepaids and other current assets	5,389	4,399
Total Current Assets	66,675	103,804
Property, plant and equipment, net	43,450	51,697
Capitalized software, net	4,634	7,395
Operating lease right-of-use assets, net	31,965	30,880
Other assets	5,192	5,663
Total Assets	151,916	199,439
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	26,104	22,751
Other liabilities	1,787	2,379
Customer deposits and deferred revenue	3,027	2,420
Current portion of long-term debt and accrued interest	3,221	3,323
Current portion of lease liabilities	5,626	6,214
Total Current Liabilities	39,765	37,087
Long-term debt	61,997	67,319
Long-term lease liabilities	29,141	27,267
Total Liabilities	130,903	131,673
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 88,266,915 issued and outstanding at September 30, 2022 and 85,345,433 at December 31, 2021	187,930	181,782
Additional paid-in capital	9,592	13,200
Accumulated other comprehensive loss	(16,143)	(15,916)
Accumulated deficit	(160,366)	(111,300)
Total Shareholders’ Equity	21,013	67,766
Total Liabilities and Shareholders’ Equity	151,916	199,439

The accompanying notes are an integral part of these interim condensed consolidated financial statements. The prior year comparatives have been revised in line with current year presentation - refer to Note 7.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue	44,307	33,054	124,849	101,683
Service revenue	2,440	1,044	4,885	2,982
Total revenue	46,747	34,098	129,734	104,665

Product cost of sales	37,965	30,717	109,757	85,359
Costs of under-utilized capacity	-	-	-	1,756
Service cost of sales	1,774	931	3,406	2,506
Total cost of sales	39,739	31,648	113,163	89,621
Gross profit	7,008	2,450	16,571	15,044

Expenses
Sales and marketing	6,089	7,536	21,094	21,770
General and administrative	6,542	7,546	21,412	22,567
Operations support	2,321	2,374	7,347	6,884
Technology and development	1,695	2,146	5,714	6,005
Stock-based compensation	918	837	3,546	3,792
Reorganization	3,426	-	12,281	-
Total operating expenses	20,991	20,439	71,394	61,018

Operating loss	(13,983)	(17,989)	(54,823)	(45,974)
Government subsidies	7,141	2,935	7,765	10,434
Foreign exchange gain	1,356	526	1,870	286
Interest income	19	20	50	62
Interest expense	(1,276)	(823)	(3,935)	(2,117)
	7,240	2,658	5,750	8,665
Loss before tax	(6,743)	(15,331)	(49,073)	(37,309)
Income taxes
Current tax expense (recovery)	(16)	-	(16)	210
Deferred tax expense	-	88	-	137
	(16)	88	(16)	347
Net loss	(6,727)	(15,419)	(49,057)	(37,656)

Loss per share
Basic and diluted loss per share	(0.08)	(0.18)	(0.57)	(0.44)

Weighted average number of shares outstanding (in thousands)
Basic and Diluted	87,446	85,325	86,299	84,922

Interim Condensed Consolidated Statement of Comprehensive Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Loss for the period	(6,727)	(15,419)	(49,057)	(37,656)
Exchange differences on translation of foreign operations	(66)	(855)	(227)	466
Comprehensive loss for the period	(6,793)	(16,274)	(49,284)	(37,190)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2020	84,681,364	180,639	10,175	(17,018)	(57,265)	116,531
Stock-based compensation	-	-	796	-	-	796
Foreign currency translation adjustment	-	-	-	605	-	605
Net loss for the period	-	-	-	-	(12,499)	(12,499)
As at March 31, 2021	84,681,364	180,639	10,971	(16,413)	(69,764)	105,433
Stock-based compensation	-	-	1,285	-	-	1,285
Issued on vesting of RSUs	630,211	1,074	(1,074)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(252)	-	(342)	(594)
Foreign currency translation adjustment	-	-	-	716	-	716
Net loss for the period	-	-	-	-	(9,738)	(9,738)
As at June 30, 2021	85,311,575	181,713	10,930	(15,697)	(79,844)	97,102
Stock-based compensation	-	-	1,177	-	-	1,177
Issued on vesting of RSUs	22,980	49	(49)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(35)	-	(28)	(63)
Foreign currency translation adjustment	-	-	-	(855)	-	(855)
Net loss for the period	-	-	-	-	(15,419)	(15,419)
As at September 30, 2021	85,334,555	181,762	12,023	(16,552)	(95,291)	81,942

As at December 31, 2021	85,345,433	181,782	13,200	(15,916)	(111,300)	67,766
Stock-based compensation	-	-	1,339	-	-	1,339
Issued on vesting of RSUs and Share Awards	487,544	1,203	(1,203)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(189)	-	(9)	(198)
Foreign currency translation adjustment	-	-	-	433	-	433
Net loss for the period	-	-	-	-	(23,042)	(23,042)
As at March 31, 2022	85,832,977	182,985	13,147	(15,483)	(134,351)	46,298
Stock-based compensation	-	-	1,286	-	-	1,286
Issued on vesting of RSUs and Share Awards	1,155,851	3,268	(3,268)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(536)	-	-	(536)
Foreign currency translation adjustment	-	-	-	(594)	-	(594)
Net loss for the period	-	-	-	-	(19,288)	(19,288)
As at June 30, 2022	86,988,828	186,253	10,629	(16,077)	(153,639)	27,166
Stock-based compensation	-	-	846	-	-	846
Issued on vesting of RSUs and Share Awards	874,266	1,587	(1,587)	-	-	-
Issued for employee share purchase plan	403,821	90	-	-	-	90
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(296)	-	-	(296)
Foreign currency translation adjustment	-	-	-	(66)	-	(66)
Net loss for the period	-	-	-	-	(6,727)	(6,727)
As at September 30, 2022	88,266,915	187,930	9,592	(16,143)	(160,366)	21,013

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cash flows from operating activities:
Net loss for the period	(6,727)	(15,419)	(49,057)	(37,656)
Adjustments:
Depreciation and amortization	4,236	3,815	12,202	10,638
Stock-based compensation, net of settlements	888	837	2,596	3,580
Foreign exchange gain	(1,365)	(735)	(2,147)	(495)
Accretion of convertible debentures	163	89	505	236
Loss (gain) on disposal of equipment	44	15	(121)	15
Deferred income tax expense	-	88	-	137
Changes in operating assets and liabilities:
Trade and accrued receivables	(819)	2,488	(5,814)	(479)
Other receivables	(7,419)	1,616	(4,566)	1,752
Inventory	1,052	(944)	(6,052)	(1,444)
Prepaid and other assets, current and long term	(254)	(1,858)	(1,421)	(1,709)
Accounts payable and accrued liabilities	2,748	(2,330)	5,921	(3,587)
Other liabilities	(70)	(1,581)	(109)	186
Customer deposits and deferred revenue	(3,078)	1,112	641	2,429
Current portion of long-term debt and accrued interest	(44)	601	(186)	1,607
Lease liabilities	(22)	15	99	918
Net cash flows used in operating activities	(10,667)	(12,191)	(47,509)	(23,872)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(360)	(1,755)	(2,247)	(10,462)
Capitalized software development expenditures	(385)	(516)	(1,286)	(1,852)
Other asset expenditures	(86)	(60)	(367)	(387)
Proceeds on sales of equipment	141	-	214	-
Recovery of software development expenditures	46	121	91	145
Net cash flows used in investing activities	(644)	(2,210)	(3,595)	(12,556)
Cash flows from financing activities:
Proceeds received on long-term debt	-	-	647	37,952
Repayment of long-term debt	(616)	(457)	(1,852)	(1,217)
Employee tax payments on vesting of RSUs	(296)	(63)	(597)	(652)
Net cash flows (used in) provided by financing activities	(912)	(520)	(1,802)	36,083
Effect of foreign exchange on cash, cash equivalents and restricted cash	(293)	(130)	(73)	581
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,516)	(15,051)	(52,979)	236
Cash, cash equivalents and restricted cash, beginning of period	22,945	61,133	63,408	45,846
Cash, cash equivalents and restricted cash, end of period	10,429	46,082	10,429	46,082
Supplemental disclosure of cash flow information:
Interest paid	(1,108)	(1,231)	(3,439)	(1,360)
Income taxes received	-	369	3,207	321

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.

			For the Nine Months Ended September 30,
			2022	2021
Cash and cash equivalents			6,818	43,288
Restricted cash			3,611	2,794
Total cash, cash equivalents and restricted cash			10,429	46,082

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of September 30, 2022, and its results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. The condensed balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 included in the Annual Report on Form 10-K of the Company as filed with the SEC and applicable securities commission or similar regulatory authorities in Canada. As described in Note 6, the Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance effective January 1, 2022. There was no impact of this standard on our disclosures or accounting for government assistance.

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

3. LIQUIDITY

The Company has been negatively impacted by the effect of COVID-19 on the non-residential construction industry, costs incurred associated with the Company’s contested director elections, reorganization costs to reconstitute the executive team and align the Company’s cost structure with current sales activity, and significant inflation on raw materials costs, which have resulted in a significant usage of cash in recent periods which has been funded through Convertible Debentures and Leasing Facilities entered into in the prior year (refer to Note 9). As at September 30, 2022, the Company had $6.8 million of cash on hand and $9.0 million of available borrowings (December 31, 2021 - $60.3 million and $10.4 million of available borrowings).

We have implemented a number of restructuring initiatives to create a reduced cost structure moving forward (refer to Note 5) and have implemented multiple price increases during the year to mitigate the impact of inflation on raw material costs. While these actions, combined with an increasing project pipeline is promising, we continue to see unpredictability in our pace of orders. As a result, the Company has initiated certain strategic actions to improve our balance sheet in the short term. First, historically we have licensed the use of ICE software to certain strategic partners for use in their business, and DIRTT has provided licensing and developer software support for these counterparties. We are in the process of evaluating multiple initiatives related to the further use of ICE software by third parties. Second, we have certain properties that are currently owned that we are evaluating for potential sale and lease back arrangements. We do not intend to vacate these premises as they still serve a valuable aspect of our value proposition, but this type of arrangement would provide us with a one-time cash payment in the near term, in exchange for future rent payments. We expect these strategic initiatives to result in positive cash inflows in 2023. As these transactions are awaiting finalization, we are undertaking a Private Placement (defined in Note 15) of common shares, supported by significant shareholders and directors and officers of the Company to bridge any cash requirements between now and the completion and closing of the noted strategic transactions (refer to Note 15).

We have assessed the Company’s liquidity position as at September 30, 2022, using multiple scenarios taking into account our sales outlook for the next year, our existing cash balances and available credit facilities and the probability of executing the strategic transactions noted above. Based on this analysis we believe the Company has sufficient liquidity to support ongoing operations for the next twelve months. However, should anticipated profitable growth and increased labor headcount and manufacturing capacity not occur or should there be a delayed recovery of the North American construction activities from the pandemic, a sustained economic depression and its adverse impacts on customer demand or significant inflationary pressure on raw materials and transportation cost that we are unable to recover through price increases, the Company will need to identify alternative sources of financing, further reduce its cost structure, delay capital expenditures, evaluate potential asset sales and potentially curtail or cease certain operations. While the Company is confident that it will be able to raise additional capital when needed or under acceptable terms, there can be no absolute assurance it will be able to do so.

4. COVID-19

The impact of the COVID-19 pandemic on our future consolidated results of operations remains uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future, including the impact of new variants); government actions taken in response to the pandemic, including required shutdowns or vaccine or testing mandates; the availability, acceptance, distribution and continued effectiveness of vaccines; the impact on construction activity, including the effect on our customers’ demand for our ceiling and wall systems; supply chain disruptions; rising inflation; labor shortages; sustained remote or hybrid work models; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life-sustaining activities and essential construction, we and certain of our customers or suppliers may be impacted by national, federal, state and provincial actions, orders and policies regarding the COVID-19 pandemic, including: temporary closures of non-life-sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary in each of the jurisdictions in which we operate. We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the three and nine months ended September 30, 2022 and 2021, but future events may require such charges which could have a material adverse effect on our financial condition, liquidity or results of operations.

Government subsidies

In the United States, the Employee Retention Credit ("ERC") was established by Section 2301 of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide an incentive for employers to keep their employees on their payroll during COVID-19 closures. The ERC is a refundable payroll tax credit based on qualified wages paid by an eligible employer between March 12, 2020, and October 1, 2021 for companies experiencing a significant decline in gross receipts during a calendar quarter or having operations fully or partially suspended during the quarter due to COVID-19. During the third quarter of 2022, the Company determined it was eligible for the ERC for the first three quarters of 2021 and has filed a claim for $7.3 million in payroll tax credits ($7.1 million net of expenses). As of September 30, 2022 these credits have not been received and are included in other receivables in the balance sheet.

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

The last claim period under the CEWS and CERS programs ended on October 23, 2021. The Company is not eligible and did not receive any new Canadian government subsidies in the three or nine months ended September 30, 2022.

5. REORGANIZATION

During the nine month period ended September 30, 2022, the Company undertook a number of reorganization initiatives:

Closure of Phoenix Aluminum Manufacturing Facility (the “Phoenix Facility”)

On February 22, 2022, we commenced the process of closing our Phoenix Facility, shifting related manufacturing to both our Savannah and Calgary aluminum manufacturing facilities. The closure of the Phoenix Facility was substantially completed in the second quarter of 2022. The Company entered into a sublease arrangement during the second quarter of 2022, commencing July 1, 2022, which exceeds the contractual lease commitments under the Right of Use assets.

Workforce Reductions, Board and Management Changes

In February and July of 2022, we announced our intention to eliminate a portion of our salaried workforce including manufacturing and office positions along with other cost reduction initiatives. The Company’s Board of Directors was reconstituted following a contested proxy contest in April 2022 which was deemed a change of control under the Company’s insurance policy resulting in additional insurance expenditures. Further, the Company made changes to several executive officer roles during the nine months ended September 30, 2022, which resulted in incurring certain termination benefits and recruitment costs.

Temporary Suspension of Operations at Rock Hill, South Carolina (the "Rock Hill Facility")

On August 23, 2022, we announced the temporary suspension of operations at our Rock Hill Facility, shifting related manufacturing to our Calgary manufacturing facility.

Reorganization costs incurred:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
Termination benefits	2,843	6,870
Insurance costs on change of control	-	3,676
Phoenix Facility closure	-	853
Rock Hill temporary suspension of operations	144	144
Other costs	439	738
Total reorganization costs	3,426	12,281

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
Opening reorganization costs in accounts payable and accrued liabilities	1,555	-
Reorganization expense	3,426	12,281
Reorganization costs paid	(3,228)	(10,528)
Reorganization costs in accounts payable and accrued liabilities at September 30, 2022	1,753	1,753

Of the $1.8 million payable, $1.5 million relates to termination benefits and $0.3 million relates to other reorganization costs.

Discontinuation of Reflect Product Line and Other Charges Incurred

In August 2022, the Company discontinued the Reflect and other product lines, resulting in a one time inventory write-down of $1.0 million, and an acceleration of amortization expense associated with ICE development for Reflect of $1.0 million in cost of sales.

Additionally, the Company accelerated the depreciation of certain items of property, plant and equipment associated with the closure of the Phoenix Facility resulting in an additional $1.1 million of depreciation and amortization incurred in the first quarter of 2022.

These costs were included in cost of sales:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
Accelerated depreciation and amortization associated with closure of the Phoenix Facility	-	1,054
Accelerated amortization associated with product line discontinuation	1,019	1,019
Provision for inventory of discontinued product lines	1,035	1,035
Incremental cost of sales	2,054	3,108

6. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

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

7. TRADE AND ACCRUED RECEIVABLES AND OTHER RECEIVABLES

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At September 30, 2022, approximately 83% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, which have arisen since April 1, 2020 when the trade credit insurance became effective.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the three months ended September 30, 2022 and 2021, no Construction Partner accounted for greater than 10% of revenue. No Construction Partner accounted for greater than 10% of revenue for the nine months ended September 30, 2022 and one Construction Partner accounted for $13.5 million of revenue for the nine months ended September 30, 2021, which is greater than 10% of total revenue. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	September 30,	December 31,
	2022	2021
Current	17,021	13,572
Overdue	2,658	621
	19,679	14,193
Less: expected credit losses	(126)	(130)
	19,553	14,063

No adjustment to our expected credit losses of $0.1 million was required for the nine months ended September 30, 2022. Receivables are generally considered to be past due when over 60 days old unless there is a separate payment arrangement in place for the collection of the receivable.

For the period ended September 30, 2022, the Company classified Other Receivables separately from Trade and Accrued Receivables on the balance sheet, as reconciled below:

	As at,
	September 30,	December 31,
	2022	2021
Trade and accrued receivables	19,679	14,193
Allowance for doubtful accounts	(126)	(130)
Accounts receivable	19,553	14,063
Sales tax receivable	289	196
Income taxes receivable	2	3,194
Government subsidies	7,141	-
Other receivables	577	87
Other receivables (reclassified on the balance sheet)	8,009	3,477
Total Trade and other receivables, as previously presented	27,562	17,540

8. OTHER LIABILITIES

	As at,
	September 30, 2022	December 31, 2021
Warranty provisions(1)	1,275	1,451
DSU liability	329	785
Sublease deposits	138	-
Other provisions	45	143
Other liabilities	1,787	2,379

(1)
The following table presents a reconciliation of the warranty and other provisions balance:

	September 30, 2022	December 31, 2021
As at January 1	1,451	1,763
Adjustments to timber provision	-	(500)
Additions to warranty provision	726	1,019
Payments related to warranties	(902)	(831)
	1,275	1,451

9. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance on December 31, 2020	-	5,967	-	5,967
Issuances	-	9,805	55,107	64,912
Accretion of issue costs	-	-	352	352
Accrued interest	-	556	1,935	2,491
Interest payments	-	(556)	(987)	(1,543)
Principal repayments	-	(1,808)	-	(1,808)
Exchange differences	-	(55)	326	271
Balance at December 31, 2021	-	13,909	56,733	70,642
Current portion of long-term debt and accrued interest	-	2,386	937	3,323
Long-term debt	-	11,523	55,796	67,319

Balance on December 31, 2021	-	13,909	56,733	70,642
Issuances	-	647	-	647
Accretion of issue costs	-	-	505	505
Accrued interest	-	562	2,691	3,253
Interest payments	-	(562)	(2,877)	(3,439)
Principal repayments	-	(1,852)	-	(1,852)
Exchange differences	-	(267)	(4,271)	(4,538)
Balance at September 30, 2022	-	12,437	52,781	65,218
Current portion of long-term debt and accrued interest	-	2,520	701	3,221
Long-term debt	-	9,917	52,080	61,997

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of (i) 75% of the book value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). At September 30, 2022, available borrowings are C$12.4 million ($9.0 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability”, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash, is less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve-month basis until such time the borrowing availability net of unrestricted cash exceeds C$5.0 million for at least thirty consecutive calendar days. Additionally, if the FCCR has been below 1.10:1 for the three immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities (defined below). The Company did not meet the three-month FCCR requirement during the third quarter of 2022 which resulted in requiring the restriction of $3.6 million of cash. Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

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

During the three and nine months ended September 30, 2022, the Company received $nil (twelve months ended December 31, 2021: $9.8 million) of cash consideration under the U.S. Leasing Facility. The associated financial liabilities are shown on the consolidated balance sheet in current other liabilities and long-term debt. In April 2022 the Company received C$0.9 million ($0.7 million) under the Canada Leasing Facility.

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

10. STOCK-BASED COMPENSATION

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

Prior to the approval of the 2020 LTIP, the Company granted awards of options under the Stock Option Plan and awards of performance share units (“PSUs”) under the DIRTT Environmental Solutions Ltd. Performance Share Unit Plan (the “PSU Plan”). Following the approval of the 2020 LTIP, no further awards were made under either the Stock Option Plan or the PSU Plan, but both remain in place to govern the terms of any awards that were granted pursuant to such plans and remain outstanding.

Stock-based compensation expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Equity-settled awards	846	1,177	3,471	3,258
Cash-settled awards	72	(340)	75	534
	918	837	3,546	3,792

The following summarizes RSUs (as defined below), Share Awards, PSUs, and DSUs activity during the periods:

	RSU Time-	RSU Performance-	Share
	Based	Based	Awards	PSU	DSU
	Number of	Number of	Number of	Number of	Number of
	units	units	units	units	units
Outstanding at December 31, 2020	2,414,066	200,000	-	197,471	363,664
Granted	1,919,102	878,601	-	-	88,880
Vested	(650,898)	(2,294)	-	(34,635)	(55,802)
Withheld to settle employee tax obligations	(174,103)	(1,960)	-	-	-
Forfeited	(237,910)	(42,314)	-	(5,636)	-
Outstanding at September 30, 2021	3,270,257	1,032,033	-	157,200	396,742
Outstanding at December 31, 2021	3,216,536	1,021,739	-	157,200	361,577
Granted	2,303,287	863,279	162,682	-	890,832
Vested or settled	(2,019,550)	(566,352)	(94,528)	-	(501,916)
Withheld to settle employee tax obligations	(526,259)	(242,460)	(68,154)	-	-
Forfeited	(734,855)	(502,628)	-	(157,200)	-
Outstanding at September 30, 2022	2,239,159	573,578	-	-	750,493

Restricted share units (time-based vesting)

Restricted share units ("RSUs") that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant. At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted was C$2.49 (2021 – C$3.14) which was determined using the closing price of the Company’s common shares on their respective grant dates.

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

During the third quarter of 2022, certain executives were provided a variable compensation plan for the achievement of certain financial targets payable partially in cash and partially in share awards. Based on the Company's performance to date relative to the financial targets, no share based awards have been recorded under this compensation plan for the quarter ended September 30, 2022. Under the plan, 1.2 million shares could have been awarded if the maximum targets were achieved based on the Company's share price at September 30, 2022.

Deferred share units

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the year. DSUs outstanding at September 30, 2022 had a fair value of $0.3 million which is included in other liabilities on the balance sheet (December 31, 2021 – $0.8 million).

Options

The following summarizes options granted, exercised, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2020	4,774,328	6.52
Forfeited	(39,094)	7.07
Outstanding at September 30, 2021	4,735,234	6.51
Outstanding at December 31, 2021	4,064,489	6.64
Forfeited	(2,530,120)	6.40
Outstanding at September 30, 2022	1,534,369	7.03
Exercisable at September 30, 2022	1,534,369	7.03

Range of exercise prices outstanding at September 30, 2022:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$4.01 – C$5.00	15,025	2.14	4.12	15,025	2.14	4.12
C$6.01 – C$7.00	784,367	1.31	6.33	784,367	1.31	6.33
C$7.01 – C$8.00	734,977	1.63	7.84	734,977	1.63	7.84
Total	1,534,369			1,534,369

Dilutive Instruments

For the three and nine months ended September 30, 2022, 1.5 million options (2021 – 4.7 million), 2.8 million RSUs and PRSUs (2021 – 4.4 million) and 127.5 million shares, which would be issued if the principal amount of the Debentures were settled in our common shares at the quarter end share price (2021 – 10.3 million), were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share.

11. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 12 for the disaggregation of revenue by geographic region.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Product	39,092	29,569	110,383	91,867
Transportation	5,022	3,294	13,878	9,277
License fees from Construction Partners	193	191	588	539
Total product revenue	44,307	33,054	124,849	101,683
Installation and other services	2,440	1,044	4,885	2,982
	46,747	34,098	129,734	104,665

DIRTT sells its products and services pursuant to fixed-price contracts, which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize is based upon agreed contractual terms with the customer and is not subject to variability.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
At a point in time	44,114	32,863	124,261	101,144
Over time	2,633	1,235	5,473	3,521
	46,747	34,098	129,734	104,665

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

Contract Liabilities

	As at
	September 30, 2022	December 31, 2021	December 31, 2020
Customer deposits	2,598	1,959	1,292
Deferred revenue	429	461	527
Contract liabilities	3,027	2,420	1,819

Contract liabilities primarily relate to deposits received from customers and deferred revenue from license subscriptions. The balance of contract liabilities was higher as at September 30, 2022 compared to December 31, 2021 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2021 and 2020 totaling $2.4 million and $1.7 million, respectively, were recognized as revenue during the nine months ended September 30, 2022 and 2021, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial	31,796	20,805	85,458	55,981
Healthcare	3,638	5,017	15,693	25,680
Government	3,358	3,149	11,680	11,579
Education	5,322	3,892	11,430	7,904
License fees from Construction Partners	193	191	588	539
Total product and transportation revenue	44,307	33,054	124,849	101,683
Installation and other services	2,440	1,044	4,885	2,982
	46,747	34,098	129,734	104,665

12. SEGMENT REPORTING

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

Revenue from external customers

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Canada	7,191	4,405	19,859	11,860
U.S.	39,556	29,693	109,875	92,805
	46,747	34,098	129,734	104,665

Non-current assets (1)

	As at
	September 30, 2022	December 31, 2021
Canada	29,931	34,912
U.S.	55,310	60,723
	85,241	95,635

(1)
Amounts include property, plant and equipment, capitalized software, operating lease right-of-use assets, and other assets.

13. INCOME TAXES

As at September 30, 2022, the Company had a valuation allowance of $28.1 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2021 – $17.3 million).

14. COMMITMENTS

As at September 30, 2022, the Company had outstanding purchase obligations of approximately $2.1 million related to inventory and property, plant and equipment purchases (December 31, 2021 – $3.7 million). As at September 30, 2022, the Company had undiscounted operating lease liabilities of $53.1 million (December 31, 2021 – $49.7 million).

15. SUBSEQUENT EVENTS

On November 14, 2022, the Company entered into irrevocable subscription agreements with its two largest shareholders, 22 NW Fund, LP (“22NW”) and 726 BC LLC and 726 BF LLC (together “726”) and all the directors and officers of the Company to issue up to 8.8 million shares for gross proceeds of approximately $3.0 million, based on the higher of the Nasdaq closing price on November 14, 2022, and the volume weighted average trading price of the common shares on the Toronto Stock Exchange for the 5 days following the announcement (the “Private Placement”). In addition, in connection with the Private Placement, the two shareholders, or their principals, have irrevocably committed to backstopping any rights offering occurring by the Company in the next twelve months in the aggregate amount of $2.0 million and the shortfall, if any, between the maximum anticipated gross proceeds under the Private Placement, being $3.0 million, and the actual gross proceeds received by the Company.

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

Key Third Quarter 2022 Highlights

•
Revenues were $46.7 million, an increase of $12.6 million or 37% from $34.1 million for the same period in 2021, and a $2.0 million or 5% increase from the second quarter of 2022.
•
In July 2022, the Company announced, and successfully implemented, a price increase of approximately 10% across most product lines. This price increase, along with the increases announced in November 2021 and June 2022, were made in response to rapid and continued inflationary pressures impacting nearly all of our material and labor input costs. Our third quarter product sales reflected approximately half of the price increases previously announced. We expect the price increases to be further realized in the fourth quarter of 2022.
•
Gross profit and gross profit margin for the third quarter of 2022 was $7.0 million or 15.0% of revenue, an increase of $0.7 million or 12% from $6.3 million in the second quarter of 2022, an increase of $4.6 million or 186% from $2.5 million or 7.2% of revenue for the same period of 2021. Cost of sales includes $1.0 million of accelerated amortization on software associated with the Reflect and other discontinued product lines, which were discontinued during the third quarter of 2022.
•
Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the third quarter of 2022 was $10.1 million. This represents a $1.6 million (19.8%) increase over the second quarter of 2022 and a $5.4 million (112.5%) increase over the third quarter of 2021. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the third quarter of 2022 was 21.7%, a 280 bps improvement over the second quarter 2022 and a 770 bps improvement over the third quarter 2021. Third quarter results include certain inventory write-downs of $1.0 million (2.1%, as a percent of total revenue), primarily related to the discontinuance of the Reflect and other product lines. The improved Adjusted Gross Profit and Adjusted Gross Profit Margin have been driven by a combination of improved demand for our products and commercial discipline. The Company benefited from a weakening Canadian dollar with an approximate benefit of $0.6 million on Canadian Dollar denominated manufacturing costs compared to the third quarter of 2021.
•
During the third quarter of 2022, we have continued to align our manufacturing footprint and salaried workforce with our current activity levels. In July 2022, we announced a further reduction of salaried positions and in August 2022, we announced the temporary closure of our Rock Hill Facility as the Calgary manufacturing facility has sufficient capacity to absorb production and meet expected demand for the near term. These changes are expected to result in approximately $5.0 million in annualized savings. One-time costs associated with the reorganization activities in the third quarter were $3.4 million but added back to Adjusted EBITDA.

•
Net loss for the third quarter of 2022 was $6.7 million compared to $15.4 million for the same period of 2021. The lower net loss is primarily the result of the higher gross profit margin explained above of $4.6 million, a $4.2 million increase in government subsidies, a $0.8 million increase in foreign exchange gain and a $2.9 million reduction in operating expenses offset by a $0.5 million increase in interest expense and $3.4 million of reorganization costs.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the third quarter of 2022 was a $5.4 million loss or (11.6)%, an improvement of $7.9 million from a $13.3 million loss or (39.1)% for the third quarter of 2021 and an improvement of $4.0 million from a $9.4 million loss or (21.1)% for the second quarter of 2022.
•
The Company used approximately $12.5 million of cash in the third quarter compared to $21.3 million and $19.1 million in the first and second quarter 2022, respectively. This included approximately $3.4 million in the quarter ($15.1 million year to date) of reorganization costs. Excluding these amounts, net of working capital, cash used would have been $9.1 million in the third quarter of 2022 compared to $16.2 million and $12.6 million in the first and second quarter of 2022, respectively.
•
On November 14, 2022, the Company entered into a Private Placement of 8.8 million shares to the two largest shareholders and all our directors and officers with expected proceeds of approximately $3.0 million, subject to certain pricing mechanisms, with an additional minimum aggregated value of $2.0 million committed to backstopping any rights offering occurring in the next twelve months.
•
The Company continues to evaluate certain non-dilutive, strategic cash initiatives expected to generate additional cash flows by early 2023.

Outlook

Third quarter 2022 revenues were in line with expectations and grew sequentially over the second quarter and the same period last year. As of October 1, 2022, our 12-month forward pipeline, which represents known projects and leads at various stages of maturation which our sales teams are working to convert into orders, increased by 10% to $395 million from $359 million at July 1, 2022. The increase is a function of the impact of our price increases, discussed above, and additional leads added to the pipeline. The pipeline comprises 63% commercial, 22% healthcare, 6% education and 9% government verticals The relative split between verticals remains consistent with pre-pandemic actual percentage results.

Overall, volumes have remained relatively consistent between the second and third quarters of 2022. While the increase in our sales pipeline is a positive indicator of the Company’s future revenue potential, we have been experiencing uneven demand flow in both lead and order conversion. Further, we have experienced higher than usual push out rates on orders, a trend that many other construction and product companies are seeing as well. We believe the primary factor has been jobsite readiness. Further, rising material input costs have forced many contractors to re-evaluate pricing and project profitability. These factors have all served to stretch construction schedules, and by extension, the timing at which our products are ordered. We believe these trends will normalize over time.

The Company’s current and immediate focus continues to be unlocking manufacturing capacity, improving revenues and profitability and accelerating the Company’s near-term progress towards cashflow breakeven and beyond, and managing liquidity. Under new leadership, the following actions have been, or are in the process of being, completed, and are discussed in more detail below:

•
Creating a more comprehensive, focused Project Enablement Team to provide first class support to our partners from quote to delivery.
•
Reestablishing bi-weekly communications and close collaboration with our Partner Advisory Council and monthly discussions with our entire partner network.
•
Identifying and taking steps to unlock manufacturing capacity through additions to our hourly workforce and implementation of manufacturing improvements.
•
Offering a suite of newly implemented incentives, including certain rebate and quick pay discount programs to our Construction Partners that are in good standing.

•
Evaluating several supply chain optimization projects that aim to improve Sales and Operational Planning and reduce slow moving and/or obsolete inventory items.
•
Tightly managing discretionary spend and overtime during periods of order volatility.

As a part of managing our working capital, we are working on managing our inventory levels, which built up during the year (primarily in aluminum extrusions). The increase in our inventory levels primarily reflects our difficulty in increasing order, and, therefore, actual production relative to expectations as previously described, but also reflects the increased cost of raw materials. As communicated in the second quarter, we have taken steps to moderate such supply and saw a drawdown of inventory by $2.0 million in the third quarter of 2022. As a result of the steps mentioned, we are to approaching monthly cashflow breakeven (see “–Liquidity and Capital Resources").

As revenues improve, including the effect of the price increases above, and the cost reduction initiatives take hold, we expect to continue to progress toward an improvement in net loss and Adjusted EBITDA breakeven in the fourth quarter of 2022. Unrestricted cash and net working capital at September 30, 2022 was $6.8 million and $26.9 million, compared to $19.7 million and $31.6 million at June 30, 2022, respectively, and $60.3 million and $66.7 million at December 31, 2021, respectively. The Company’s asset backed credit facility, which is based upon a percentage of accounts receivable and inventory, remains undrawn at September 30, 2022 with approximately C$12.4 million ($9.0 million) available. The Company continues to focus on revenue growth and cost initiatives to positively affect DIRTT’s balance sheet, cash flow and profitability and expects to see a trend of increasing monthly working capital by year end.

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

Results of Operations

Three and Nine Months Ended September 30, 2022, Compared to Three and Nine Months Ended September 30, 2021

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in thousands)			($ in thousands)
Revenue	46,747	34,098	37	129,734	104,665	24
Gross Profit(1)	7,008	2,450	186	16,571	15,044	10
Gross Profit Margin	15.0%	7.2%		12.8%	14.4%
Operating Expenses
Sales and Marketing	6,089	7,536	(19)	21,094	21,770	(3)
General and Administrative	6,542	7,546	(13)	21,412	22,567	(5)
Operations Support	2,321	2,374	(2)	7,347	6,884	7
Technology and Development	1,695	2,146	(21)	5,714	6,005	(5)
Stock-Based Compensation	918	837	10	3,546	3,792	(6)
Reorganization	3,426	-	100	12,281	-	100
Total Operating Expenses	20,991	20,439	3	71,394	61,018	17
Operating Loss	(13,983)	(17,989)	(22)	(54,823)	(45,974)	19
Operating Margin	(29.9)%	(52.8)%		(42.3)%	(43.9)%

(1) Gross Profit for the three and nine month periods ended September 30, 2022 includes $1.0 million primarily related to the write off of inventory of discontinued product lines, and $1.0 million and $2.1 million, respectively of accelerated depreciation and amortization on software associated with discontinued product lines and the closure of the Phoenix Facility

Revenue

Revenue reflects sales to our Construction Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in thousands)			($ in thousands)
Product	39,092	29,569	32	110,383	91,867	20
Transportation	5,022	3,294	52	13,878	9,277	50
License fees from Construction Partners	193	191	1	588	539	9
Total product revenue	44,307	33,054	34	124,849	101,683	23
Installation and other services	2,440	1,044	134	4,885	2,982	64
	46,747	34,098	37	129,734	104,665	24

During the quarter ended September 30, 2022, revenue was $46.7 million, an increase of $12.6 million or 37% from the same period in 2021. This also reflects a $2.0 million or 5% increase in revenues from the second quarter of 2022. Revenue for the nine months ended September 30, 2022 was $129.7 million, an increase of $25.1 million or 24% from the nine months ended September 30, 2021. The first quarter of 2022 marked the transition of the COVID-19 pandemic to an endemic with the broad easing of health restrictions, including work-from-home mandates, across North America. While the resurgence in COVID-19 infections due to the Omicron variant at the beginning of the year temporarily sent many employees back to their home offices and delayed return dates, the Company and our Construction Partners experienced an uptick in planning activity and opportunity growth in our commercial vertical which began to translate into orders in March 2022 that has continued into the third quarter.

In response to significant increases in the costs of raw materials, shipping materials, labor and freight, effective November 16, 2021, DIRTT increased product and transportation prices on new projects by approximately 6.5%, with the benefits largely expected to be realized in 2022. On February 17, 2022, we implemented a further price increase of 5% that came into effect June 1, 2022. On June 21, 2022 an additional price increase of 10% was announced effective July 21, 2022. Our third quarter product sales reflected approximately 40% and 15% of these June and July price increases, respectively. We expect the price increases to be further realized in the fourth quarter of 2022. During the third quarter, DIRTT also terminated the 20% pilot price reduction program on its Reflect and Inspire product lines that it announced in February 2022 as a result of the combination of increased aluminum prices and the unanticipated impact that the increased demand placed on our productive capacity due to the immaturity of production processes related to these product lines. In August 2022, with consideration to the production process and profitability, we discontinued the Reflect product line.

Installation and other services revenue was $2.4 million and $4.9 million for the three and nine months ended September 30, 2022 respectively, compared to $1.0 million and $3.0 million in the same period of 2021. This revenue primarily reflects services performed by our ICE and design teams for third parties. Except in limited circumstances, our Construction Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At September 30, 2022, we had 69 (December 31, 2021: 69) Construction Partners servicing multiple locations. During 2021 and the first quarter of 2022, we made several changes and upgrades to our Construction Partner network, expanding our relationships with new and existing partners and ending our relationships with others. In February 2022, we announced the establishment of a Partner Advisory Council to provide a greater link with Construction Partners and end clients who they service. The Partner Advisory Council will offer advice on sales and marketing effectiveness, product issues and new market needs, market conditions, competitive landscape, marketing support and other related areas of mutual interest.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in thousands)			($ in thousands)
Commercial	31,796	20,805	53	85,458	55,981	53
Healthcare	3,638	5,017	(27)	15,693	25,680	(39)
Government	3,358	3,149	7	11,680	11,579	1
Education	5,322	3,892	37	11,430	7,904	45
License fees from Construction Partners	193	191	1	588	539	9
Total product revenue	44,307	33,054	34	124,849	101,683	23
Service revenue	2,440	1,044	134	4,885	2,982	64
	46,747	34,098	37	129,734	104,665	24

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in %)		(in %)
Commercial	72	63	69	56
Healthcare	8	15	13	25
Government	8	10	9	11
Education	12	12	9	8
Total Product Revenue(1)	100	100	100	100

(1)
Excludes license fees from Construction Partners.

Commercial revenues increased by 53% in the three and nine month periods ended September 30, 2022 from the same prior year periods, reflecting improving market conditions as health restrictions and work-from-home requirements ease and include one large customer in the technology sector with revenue of $2.4 million and $7.9 million for the respective periods. Healthcare decreased by 27% and 39% in the three and nine months ended September 30, 2022, respectively, from the same periods in 2021. Such sales tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. In 2021, we had one large healthcare project with revenue of $6.9 million which did not recur in 2022.

Education sales in the three and nine months ended September 30, 2022 increased by 37% and 45%, respectively, over the prior periods. At the beginning of the pandemic, education spending effectively paused with many institutions suspending in-person classes. There were no individually significant education projects and the increases represent higher volumes of projects due to the easing of health restrictions and many students returning to in-person learning. Government revenues in the three and nine months ended September 30, 2022 increased by 7% and 1%, respectively, over the prior year periods.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in thousands)			($ in thousands)
Canada	7,191	4,405	63	19,859	11,860	67
U.S.	39,556	29,693	33	109,875	92,805	18
	46,747	34,098	37	129,734	104,665	24

Historically, approximately 15-25% and 75-85% of revenues are derived from sales to Canada and the United States, respectively. In the quarter ended September 30, 2020, revenues from Canada fell to 9% of total sales while sales to the United States increased to 91%. The geographical split for the first three quarters of 2022 began to return to historical averages and reflects the easing of health restrictions in Canada which occurred later than in the United States.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.4 million and $0.7 million to $6.1 million and $21.1 million for the three and nine months ended September 30, 2022, from $7.5 million and $21.8 million for the three and nine months ended September 30, 2021 respectively. The decrease was largely related to a decrease of $1.3 million and $2.2 million for the three and nine months ended September 30, 2022, respectively, in salaries and benefits costs. The decrease in the nine months ended September 30, 2022 was offset by a $1.5 million increase in travel, meals and entertainment expenses as business activity has increased and restrictions on travel have eased.

General and Administrative Expenses

General and administrative expenses decreased $1.0 million and $1.2 million to $6.5 million and $21.4 million for the three and nine months ended September 30, 2022 from $7.5 million and $22.6 million for the three and nine months ended September 30, 2021. The decrease in the three months ended September 30, 2022 was related to lower salaries and benefits costs associated with the planned headcount reductions as part of our cost savings initiatives and lower professional services costs. For the nine month period ended September 30, 2022, approximately $1.8 million of incremental professional fees associated with the contested election of directors was offset by lower salaries and benefits cost.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Construction Partner project execution and our manufacturing operations. Operations support expenses decreased by $0.1 million from $2.4 million to $2.3 million in the three months ended September 30, 2022 from the same period of 2021. The decrease was due to reduced travel costs in the quarter.

Operations support expenses increased $0.5 million from $6.9 million for the nine months ended September 30, 2021 to $7.3 million for the nine months ended September 30, 2022. The increase was due to a decrease in salaries and benefits capitalized to internal projects of $0.4 million with the completion of the Rock Hill Facility and the DIRTT Experience Centre ("DXC") in Dallas and an increase in salaries and benefits of $0.1 million for the nine month period ended September 30, 2022 compared to the previous year same period.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses for the three and nine month period ended September 30, 2022 decreased by $0.5 million and $0.3 million, respectively, from the prior period costs to $1.7 million and $5.7 million. The decrease was related to reductions in salaries and benefits offset by lower capitalized costs due to fewer internal projects. For the nine months ended September 30, 2022, professional service fees also decreased by $0.2 million compared to the prior year period.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2022 was $0.9 million and $3.5 million compared to $0.8 million and $3.8 million for the same periods in 2021. The movement in this expense was largely the impact of grants of RSUs to the Company's employees, including those in lieu of cash compensation to the Company’s former interim Chief Executive Officer in January 2022 and DSUs granted to the Board of Directors, lowered by the impact of fair value adjustments on cash settled awards as a result of our share price decreasing during the quarter and nine months ended September 30, 2022. The Board of Directors receives 100% of their remuneration in DSUs.

Reorganization

For the three and nine months ended September 30, 2022, we incurred $3.4 million and $12.3 million in reorganization costs, respectively. Reorganization costs for the quarter include termination benefits, and costs associated with the temporary suspension of the Rock Hill Facility. For the nine month period ended September 30, 2022, reorganization costs also include insurance costs incurred on change of control of the board, and costs associated with the closure of the Phoenix Facility.

We have undertaken several initiatives to align our manufacturing footprint with our current activity levels. This included the closure of the Phoenix Facility which was substantially completed in the second quarter of 2022, with related manufacturing to be undertaken by both our Savannah and Calgary aluminum facilities. Of the initial estimate of cost savings of approximately $2.4 million from this closure, we expect to realize annualized savings of approximately $1.0 million as $1.4 million of work force reductions were offset by additions in Calgary and Savannah due to increased demand. On August 23, 2022, we announced the temporary closure of our Rock Hill Facility, as the Calgary manufacturing facility has sufficient capacity to absorb production and meet expected demand for the near term.

Additionally, in February 2022, we announced a reduction of our salaried workforce including manufacturing and office positions which, along with other cost reduction initiatives, were expected to yield annualized savings of approximately $13.0 million. The reductions were followed by a further reduction of salaried positions, as announced in July 2022, and the temporary closure of our Rock Hill Facility, announced in August 2022, which are expected to result in approximately $5.0 million in annualized savings. Of these cost reduction initiatives, $14.0 million was implemented during the first three quarters of 2022, $3.0 million is expected to be implemented in the fourth quarter of 2022, and $1.0 million, comprised of certain manufacturing positions, has been deferred as we work to increase manufacturing headcount in light of increased demand.

Government Subsidies

During the quarter ended September 30, 2022, the Company determined it was eligible for the ERC in the United States established by Section 2301 of the CARES Act and has a filed a claim for $7.3 million payroll tax credits ($7.1 million net of expenses). The Company received subsidies of $3.4 and $7.5 million during the three and nine months ended September 30, 2021 under Canadian government programs CEWS and CERS. Upon finalization of 2021 compensation to specified executives, approximately C$0.5 million ($0.4 million) of previously-received subsidies were repaid to the Canadian authorities in the second quarter of 2022. The amount was fully provided for in the third quarter of 2021 and the Company reversed a $0.6 million incremental provision related to this that was no longer necessary in the first quarter of 2022. The last claim period under the CEWS and CERS programs expired on October 23, 2021.

Interest expense

Interest expense increased by $0.5 million from $0.8 million for the three months ended September 30, 2022 to $1.3 million compared to September 30, 2021 and by $1.8 million from $2.1 million in the nine months ended September 30, 2022 to $3.9 million compared to September 30, 2021. The increased interest expense is a result of the issuance of C$35.0 million ($27.4 million) of Debentures in December 2021 and draws on the Leasing Facilities.

Income Tax

The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. The Company incurred a minimal income tax recovery during the three and nine months ended September 30, 2022, compared to a $0.1 million and $0.3 million expense for the same period of 2021. As at September 30, 2022 the Company had a valuation allowance of $28.1 million (December 31, 2021 $17.3 million) against deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada and the United States to fully deduct historical losses. As at September 30, 2022, we had C$107.2 million of non-capital loss carry-forwards in Canada and $49.5 million in the United States. These loss carry-forwards will begin to expire in 2032.

Net Loss

Net loss decreased to $6.7 million or $0.08 net loss per share in the three months ended September 30, 2022 from a net loss of $15.4 million or $0.18 net loss per share for the quarter ended September 30, 2021. The decreased loss is primarily the result of a $4.6 million increase in gross profit, a $4.2 million increase in government subsidies and a $0.8 million increase in foreign exchange gain. These were offset by a $0.6 million increase in operating expenses (which includes $3.4 million of reorganization expenses), and a $0.5 million increase in interest expense.

Net loss increased to $49.1 million or $0.56 net loss per share for the nine months ended September 30, 2022 from a net loss of $37.7 million or $0.44 net loss per share for the nine months ended September 30, 2021. The increased loss is primarily the result of a $10.4 million increase in operating expenses (which includes $12.3 million of reorganization expenses and $1.8 million of incremental professional fees as described previously), a $1.8 million increase in interest expense and a $2.7 million decrease in government subsidies offset by an increase in gross margin of $1.5 million and an increase in foreign exchange gain of $1.6 million.

EBITDA and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2022 and 2021

The following table presents a reconciliation for the third quarter and year to date results of 2022 and 2021 of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Net loss for the period	(6,727)	(15,419)	(49,057)	(37,656)
Add back (deduct):
Interest Expense	1,276	823	3,935	2,117
Interest Income	(19)	(20)	(50)	(62)
Income Tax expense (recovery)	(16)	88	(16)	347
Depreciation and Amortization	4,236	3,815	12,202	10,638
EBITDA	(1,250)	(10,713)	(32,986)	(24,616)
Foreign Exchange Gains	(1,356)	(526)	(1,870)	(286)
Stock-Based Compensation	918	837	3,546	3,792
Government Subsidies	(7,141)	(2,935)	(7,765)	(10,434)
Reorganization Expense	3,426	-	12,281	-
Adjusted EBITDA	(5,403)	(13,337)	(26,794)	(31,544)
Net Loss Margin(1)	(14.4)%	(45.2)%	(37.8)%	(36.0)%
Adjusted EBITDA Margin	(11.6)%	(39.1)%	(20.7)%	(30.1)%
(1)
Net loss divided by revenue.

For the three months ended September 30, 2022, Adjusted EBITDA and Adjusted EBITDA Margin increased by $7.9 million to a $5.4 million loss or (11.6)% from $13.3 million loss or (39.1)% in the same period of 2021. This primarily reflects a $5.4 million increase in Adjusted Gross Profit, $2.1 million decrease in salaries and benefits costs due to headcount reductions, $0.5 million reduction of professional fees and other cost reductions.

For the nine months ended September 30, 2022, Adjusted EBITDA and Adjusted EBITDA Margin increased by $4.8 million to a $26.8 million loss or (20.7)% from $31.5 million loss or (30.1)% in the same period of 2021. This primarily reflects a $2.2 million increase in Adjusted Gross Profit, a $5.1 million reduction in salaries and benefits costs due to headcount reductions (offset by a reduction in capitalized salaries of $1.1 million due to fewer internal projects), $1.8 million of costs of underutilized capacity in the first quarter of 2021 that did not recur in 2022, offset by $1.8 million of incremental professional fees as described previously and $1.5 million increase in travel and entertainment costs due to increased business activity and easing of travel restrictions.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Nine Months Ended September 30, 2022 and 2021

The following table presents a reconciliation for the three and nine months ended September 30, 2022 and 2021 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Gross profit	7,008	2,450	16,571	15,044
Gross profit margin	15.0%	7.2%	12.8%	14.4%
Add: Depreciation and amortization expense	3,132	2,321	8,792	6,383
Add: Costs of under-utilized capacity	-	-	-	1,756
Adjusted Gross Profit	10,140	4,771	25,363	23,183
Adjusted Gross Profit Margin	21.7%	14.0%	19.6%	22.1%

There have been significant and industry wide inflationary increases in the realized cost of materials, transportation, labor and packaging which have impacted DIRTT since the second half of 2021. In addition, in the second quarter and in response to a sustained increase in demand that began in the first quarter of 2022, the Company began efforts to increase its manufacturing labor headcount but experienced the ongoing effects of a tight labor market. This has made it more difficult than expected to attract and retain skilled labor, particularly at our Savannah manufacturing facility, and as a result the Company increased hourly rates by 6% on average to increase its overall competitiveness. To address these cost increases, the Company implemented a series of price increases starting with a 6.5% increase effective November 1, 2021, an additional 5% price increase effective June 1, 2022 and a further 10% price increase effective July 21, 2022 and continues to monitor raw material, labor and other costs to determine whether further action is necessary.

Gross profit and gross profit margin increased to $7.0 million or 15.0% for the three months ended September 30, 2022, from $2.5 million or 7.2% for the three months ended September 30, 2021. Adjusted Gross Profit and Adjusted Gross Profit Margin increased to $10.1 million or 21.7% for the three months ended September 30, 2022, from $4.8 million or 14.0% for the three months ended September 30, 2021. The 7.7% increase in Adjusted Gross Profit Margin was a result of improved labor efficiency which benefited gross profit by 4.9%, and the benefit of higher revenues on fixed costs which improved gross profit by 5.1%, offset by a $1.0 million charge, or 2.1% of gross profit, due to the write down of inventory related to Reflect and other discontinued product lines. Materials, transportation and other variable costs reduced gross profit by 0.6% as our price increases realized to date did not fully offset cost increases. We expect a higher realization of enacted price increases from the fourth quarter. Gross profit was impacted by a $1.0 million increase in depreciation and amortization in the quarter on account of accelerated depreciation on software associated with discontinued product lines. Gross profit for the third quarter benefited by approximately $0.6 million from the impact of the weakening Canadian dollar on U.S. dollar reported results, which is included in the above variances.

For the nine month period ended September 30, 2022, gross profit and gross profit margin increased to $16.6 million or 12.8% from $15.0 million or 14.4% for the nine month period ended September 30, 2021. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $25.4 million or 19.6% for the nine months ended September 30, 2022, from $23.2 million or 22.1% for the nine months ended September 30, 2021. The 2.6% decrease in Adjusted Gross Profit was a result of higher materials, transportation, packaging and other variable costs which reduced gross profit by 4.4%. As previously discussed, price increases that were put in place over the last twelve months lagged cost increases. We expect the price increases to be further realized in the fourth quarter which will reduce variable costs as a percentage of revenues closer to historical levels. As a result of higher sales activities, gross profit benefited by 1.6% and 2.6% on utilization of labor and fixed costs, respectively. Labor costs increased $2.3 million for the year-to-date period as we incurred incremental costs during the second quarter associated with moving production to Calgary and Savannah on closure of the Phoenix Facility, rate increases, and adding capacity following an improvement in demand. Fixed costs increased $1.6 million due to cost inflations and the impact of adding the Rock Hill Facility in 2021 to the fixed cost base. In the current year we incurred a $0.8 million charge, or 0.6% of gross profit, due to the write down of inventory related to Reflect and other discontinued product lines. Prior year Adjusted Gross Profit benefited from the removal of $1.8 million, or 1.7% Adjusted Gross Profit impact, on under-utilized capacity not captured in product costs. Gross profit was impacted by $2.1 million of incremental depreciation and amortization on the acceleration of useful lives associated with discontinued product lines and the Phoenix Facility. Gross profit for the year to date benefited by approximately $0.9 million from the impact of the weakening Canadian dollar on U.S. dollar reported results, which is included in the above variances.

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

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2022 totaled $6.8 million, a decrease of $53.5 million from December 31, 2021. The decrease in cash over the nine month period primarily reflects the impact of $47.5 million cash used in operations, of which $1.8 million related to one-time costs associated with the contested director election and $12.3 million of reorganization costs. In addition, capital expenditures totaled $3.6 million and scheduled Leasing Facilities repayments totaled $1.9 million. These outflows were offset by a C$0.9 million ($0.7 million) draw under the Canada Leasing Facility received in April 2022.

The impact of COVID-19 on the Company’s sales and operations has been severe, including a contraction of demand since the beginning of the pandemic and more recently, significant inflation on raw material costs. This has resulted in a significant usage of cash which we have financed through existing cash on hand and financings as described further below. Furthermore, we have implemented multiple initiatives to reduce our overall fixed cost base, including the closure of our Phoenix Facility in the second quarter of 2022, reduction in our hourly headcount in 2021 and salaried headcount reductions and other cost savings initiatives in February 2022 and July 2022. In August 2022 we announced the temporary suspension of operations at the Rock Hill Facility as we have sufficient capacity at our other facilities to manage current demand. This suspension of operations will reduce costs in the interim.

We have also implemented three price increases to mitigate the inflationary effect, comprised of 6.5% effective November 1, 2021, 5% effective June 1, 2022 and a further 10% effective July 21, 2022. We continue to monitor the cost of our raw materials and labor to determine whether further price increases are warranted. Since March 2022, however, the Company and its Construction Partners have experienced an increase in demand, particularly within its commercial and education verticals, with the broad lifting of health restrictions across North America. In response the Company began efforts to increase manufacturing headcount within its Calgary and Savannah facilities to enable it to meet both near-term demand and anticipated sustained increases. We have increased wage rates in both Canada and the United States to increase our competitiveness in what is proving to be a tight labor market, particularly in Savannah. We are also taking steps to decongest our manufacturing processes to return productivity to pre-pandemic levels. We have started to realize the benefits of the price increases, manufacturing headcount additions, training and debottlenecking in the latter part of the third quarter and expect to see further benefits in the fourth quarter.

The cost reductions and price increases discussed above positively benefited our third quarter results, and have reduced our rate of cash usage. We expect a greater impact of these actions to be realized in the fourth quarter and thereafter. While these actions, combined with an increasing project pipeline is promising, we continue to see unpredictability in our pace of orders.

Accordingly, we are taking several strategic actions to improve our balance sheet in the short term. First, we have determined our eligibility for the ERC for the first three quarters of 2021 and have filed a claim for $7.3 million in payroll tax credits ($7.1 million net of expenses). Second, we have certain properties that are currently owned that we are evaluating for sale and leasing back. We do not intend to vacate these premises as they still serve a valuable aspect of our value proposition, but we expect to receive a one-time cash payment, in exchange for future rent payments. Third, historically we have licensed the use of ICE software to certain strategic partners for use in their business, and DIRTT has provided licensing and developer software support for these counterparties. We are in the process of evaluating multiple initiatives related to the further use of ICE software by third parties. We expect these strategic initiatives to result in positive cash inflows in 2023.

To bridge any cash requirements between now and the completion and closing of these strategic transactions, the Company entered into irrevocable subscription agreements with its two largest shareholders, 22NW and 726 and all the directors and officers of the Company on November 14, 2022 to issue up to 8.8 million shares for gross proceeds of approximately $3.0 million, based on the higher of the Nasdaq closing price on November 14, 2022, and the volume weighted average trading price of the common shares on the Toronto Stock Exchange for the 5 days following the announcement. In addition, in connection with the Private Placement, the two shareholders, or their principals, have irrevocably committed to backstopping any rights offering occurring by the Company in the next twelve months in the aggregate amount of $2.0 million and the shortfall, if any, between the maximum anticipated gross proceeds under the Private Placement, being $3.0 million, and the actual gross proceeds received by the Company.

We believe completion of these strategic transactions and the Private Placement will improve our balance sheet and accordingly confidence in our business, benefiting our pipeline conversion which will enable us to cross the threshold of activity which will get us to cashflow breakeven.

We have assessed the Company’s liquidity using multiple downside and upside scenarios, taking into account these circumstances, our sales outlook for the next twelve months and actions in combination with existing cash balances, available credit facilities, the strategic transactions and Private Placement discussed previously, and potential equity or debt financing. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next 12 months. However, a number of factors, including our ability to satisfy the expected growth in pipeline demand and those discussed below, could adversely impact our liquidity over such period.

To the extent that existing cash and cash equivalents, available facilities and increased liquidity from the aforementioned strategic actions are not sufficient to fund future activities, we may seek to raise additional funds through equity or debt financings. If additional funds are raised through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our Debentures and our equity securities or contain instruments that may be dilutive to our existing shareholders. Any additional equity or debt financing may be dilutive to our existing shareholders. While we are confident in our ability to access capital markets when needed or under acceptable terms, there can be no absolute assurance we will be able to do so.

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

In February 2021, we entered into the RBC Facility, a C$25.0 million senior secured revolving credit facility with RBC. Under the RBC Facility, the “Borrowing Base” is a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. Available borrowings under the RBC Facility at September 30, 2022 were C$12.4 million ($9.0 million).

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

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Net cash flows (used in) provided by operating activities	(10,667)	(12,191)	(47,509)	(23,872)
Net cash flows used in investing activities	(644)	(2,210)	(3,595)	(12,556)
Net cash flows (used in) provided by financing activities	(912)	(520)	(1,802)	36,083
Effect of foreign exchange on cash, cash equivalents and restricted cash	(293)	(130)	(73)	581
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,516)	(15,051)	(52,979)	236
Cash, cash equivalents and restricted cash, beginning of period	22,945	61,133	63,408	45,846
Cash, cash equivalents and restricted cash, end of period	10,429	46,082	10,429	46,082

Operating Activities

Net cash flows used in operating activities were $10.7 million for the three months ended September 30, 2022 compared to $12.2 million in the three months ended September 30, 2021. Included in the $10.7 million used in operating activities in the third quarter of 2022 are $3.4 million of reorganization costs. Excluding these amounts, cashflows used in operations would have been $7.3 million in the third quarter of 2022 compared to $12.2 million cash provided by operations in the same period of 2021, with the decrease reflecting an increase of $5.4 million of Adjusted Gross Profit offset by working capital timing. Apart from the above noted items, working capital changes primarily reflect increased accounts payable due to higher activity and timing of payments, a decrease in inventory as we use the inventory built up in the first half of the year discussed below, and reduced deposits on orders from customers offset by the receivable related to the government subsidies.

Net cash flows used in operating activities were $47.5 million for the nine months ended September 30, 2022 compared to $23.9 million in the nine months ended September 30, 2021. Included in the $47.5 million used in operating activities in the nine months ended September 30, 2022 are $12.3 million of reorganization costs, $1.8 million of professional fees associated with the contested director election, and $6.1 million of increased inventory where the Company took on incremental inventory from suppliers to mitigate against potential supply chain disruption, offset by the receipt of a $3.2 million income tax refund related to 2020. We have since taken steps to adjust our aluminum supply and expect to begin drawing down such inventory in the third and fourth quarter. Excluding these amounts, cashflow used in operations would have been $30.6 million in the nine months ended September 30, 2022 compared to $24.3 million cash used in operations in the same period of 2021, with the increase in cash used reflecting a decrease of government subsidies received and working capital timing. Apart from the above noted items, working capital changes primarily reflect government subsidies receivable offset by higher accounts payable due to higher activity and timing of payments.

Investing Activities

We invested $0.4 million and $2.2 million in property, plant and equipment during the three and nine months ended September 30, 2022, respectively, compared to $1.8 million and $10.5 million during the three and nine months ended September 30, 2021. The expenditure for the three months ended September 30, 2022 comprised of $0.1 million of manufacturing upgrades, $0.1 million of leasehold improvements and $0.1 million related to our website design. The expenditure for the nine months ended September 30, 2022 comprised of $1.0 million of working capital changes, $0.7 million of manufacturing upgrades, $0.2 million related to our website design and $0.3 million related to DXC refreshes and IT equipment. The decrease in investing activities is largely due to reduced spending as the Rock Hill Facility and Dallas DXC were completed in 2021.

We invested $0.4 million on capitalized software during the three months ended September 30, 2022, as compared to $0.5 million in the three months ended September 30, 2021 and $1.3 million for the nine months ended September 30, 2022 compared to $1.9 million for the comparative period.

Our 2022 capital expenditure program was comprised of approximately $2.5 million related to refreshes of DXCs, continued enhancement of our customer relationship management system and website redesign, approximately $2.5 million on software development and approximately $2.0 million on manufacturing and other capital upgrades of which actual expenditures have been less than budget.

Financing Activities

For the three and nine months ended September 30, 2022, $0.9 million and $1.8 million of cash was used in financing activities, comprising mainly of $0.6 million and $1.9 million of scheduled payments under the Leasing Facilities and $0.3 million and $0.6 million relating to taxes paid on RSU vestings for the three and nine month period ended September 30, 2022 respectively. During the second quarter, we received C$0.9 million ($0.7 million) under the Canada Leasing Facility. For the three and nine months ended September 30, 2021, $0.5 million of cash was used and $36.1 million of cash was provided by financing activities, respectively, mainly due to the proceeds received from the issuance of C$40.3 million of Debentures in January 2021 and the receipt of $8.4 million of cash consideration under the U.S. Leasing Facility.

We currently expect to fund anticipated future investments with available cash, including the proceeds from Debentures issued in 2021, and drawings on the RBC Facility. We also expect to pursue additional strategic actions to improve available cash, which includes filing an application for ERC for the first three quarters of 2021 for $7.1 million, net of expenses, evaluating properties we own for sale and lease back, evaluating multiple initiatives related to the use of our ICE software and the Private Placement of common shares. Refer to “–Liquidity and Capital Resources" for further details. We do not expect to make any further draws under the Leasing Facilities. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we deem appropriate. We may also use debt or pursue equity financing depending on the price of our common shares at the time, interest rates, and nature of the investment opportunity and economic climate. No assurance can be given that any of these actions will be successful, will be sufficient for our needs.

Credit Facility

On February 12, 2021, the Company entered into the RBC Facility. Under the RBC Facility, the Borrowing Base is up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. At September 30, 2022, available borrowings are C$12.4 million ($9.0 million), of which no amounts have been drawn. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the Aggregate Excess Availability is less than C$5.0 million, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve-month basis until such time the borrowing availability net of unrestricted cash exceeds C$5.0 million for at least thirty consecutive calendar days. Additionally, if the FCCR has been below 1.10:1 for the three immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities. The Company did not meet the three-month FCCR requirement during the third quarter of 2022, which resulted in requiring the restriction of $3.6 million of cash. Should an event of default occur, or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

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

The Company has drawn $13.3 million of cash consideration under the U.S. Leasing Facility and commenced the lease term in 2020 for the equipment at the Rock Hill Facility. The Company has drawn C$4.5 million ($3.4 million) of cash consideration under the Canada Leasing Facility and commenced the lease term for the Canadian equipment expenditures during 2020. C$0.9 million ($0.7 million) of the Canada Leasing Facility was drawn in the three months ended June 30, 2022.

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

Contractual Obligations

There have been no material changes in our contractual obligations during the three months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K, other than additional commitments related to the extension of our headquarters lease in Calgary. See Note 14, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the three months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 6, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report, we adopted Accounting Standards Update No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The ASU provides guidance on required disclosures with respect to government assistance in a company’s notes to the annual financial statements. The amendments in the ASU are effective for periods beginning after December 15, 2021. The Company has adopted this standard effective January 1, 2022 and notes there is no impact of this standard on our accounting or disclosures of government assistance.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 6, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements and “–Significant Accounting Policies and Estimates” appearing in this Quarterly Report.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are pursuing multiple lawsuits against our former founders, Mogens Smed and Barrie Loberg, their new company Falkbuilt Ltd., and other related individual and corporate defendants for violations of fiduciary duties and noncompetition and non-solicitation covenants contained in their executive employment agreements, and the misappropriation of our confidential and proprietary information in violation of numerous Canadian and U.S. state, and federal laws pertaining to the protection of our trade secrets and proprietary information and the prevention of false advertising and deceptive trade practices. There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, filed with the SEC and applicable securities commissions or similar regulatory authorities in Canada on May 4, 2022 and July 27, 2022 respectively.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and June 30, 2022, filed with the SEC and applicable securities commissions or similar regulatory authorities in Canada on May 4, 2022 and July 27, 2022, which could materially affect our businesses, financial condition, or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Our share price has been and may continue to be volatile, which could cause the value of your investment to decline. If we fail to comply with the continuing listing standards of Nasdaq, our securities could be delisted.

Our common shares are currently listed on the Toronto Stock Exchange under the symbol “DRT” and on Nasdaq under the symbol “DRTT”. The price of our common shares has in the past fluctuated significantly, and may fluctuate significantly in the future, depending upon a number of factors, many of which are beyond our control and may adversely affect the market price of our common shares. These factors include: (i) variations in quarterly results of operations; (ii) deviations in our earnings from publicly disclosed forward-looking guidance; (iii) changes in earnings estimates by analysts; (iv) our announcements or our competitors’ announcements of significant contracts, acquisitions, strategic partnerships or joint ventures; (v) general conditions in the offsite construction and manufacturing industries; (vi) sales of our common shares by our significant shareholders; (vii) fluctuations in stock market price and volume; and (viii) other general economic conditions.

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

Further, if the closing bid price of our common shares is below the $1.00 Nasdaq minimum requirement for 30 consecutive business days, we may become subject to delisting proceedings. On September 7, 2022, we received a letter from Nasdaq that we have not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for a period of 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we are provided a compliance period of 180 calendar days from the date of the notice to regain compliance with the minimum closing bid price requirement. If we do not regain compliance during the compliance period, we may be afforded a second 180 calendar day period to regain compliance if, among other things, we meet certain listing requirements of, and elect to transfer to, the Nasdaq Capital Market. We can achieve compliance with the minimum bid price requirement if, during either compliance period, the closing bid price per share of our common shares is at least $1.00 for a minimum of ten consecutive business days. We intend to monitor the closing bid price of our common shares and assess potential actions to regain compliance, but there is no assurance that we will be able to regain compliance, including under the specified timeframes.

Any delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, having been delisted or being subject to delisting proceedings could have an adverse effect on our ability to raise capital in the public or private markets.

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

Our Board of Directors was entirely reconstituted at our annual and special meeting of shareholders held on April 26, 2022 and, following that meeting, Geoffrey Krause and Jeffrey Calkins were appointed Interim Co-Chief Executive Officers. In June 2022, Jeffrey Calkins and Jennifer Warawa departed the company and a new Chief Executive Officer, Benjamin Urban was appointed. Messrs. Urban and Noll were also appointed to our Board of Directors in June 2022. On July 27, 2022, the Company announced additional leadership changes, including the departures of Charles Kraus, Senior Vice President and General Counsel and Colin Blehm, Vice President Product Development, and the promotion of Trevor Didluck to Vice President Product Development. Nandini Somayaji has been promoted to Senior Vice President Talent, General Counsel & Corporate Secretary. On August 5, 2022, Mary Garden departed the Board of Directors. Geoffrey Krause, DIRTT’s former Chief Financial Officer retired from the Company, effective September 30, 2022 and Bradley Little was appointed as the incoming Chief Financial Officer effective August 23, 2022. On August 29, 2022, Richard Hunter was appointed as DIRTT's new Chief Operating Officer. On October 20, 2022, Jeff Dopheide as appointed as Chief Revenue Officer, effective November 15, 2022. As a result of these events, the timely integration of senior management will be critical in the successful implementation of the Board of Directors' plans. There can be no assurance that we will be able to successfully implement the plan or otherwise realize the anticipated benefits of the plan, and we may encounter short-term disruptions of certain aspects of our business as elements of the plan are implemented.

In addition to overseeing the changes to DIRTT’s leadership described above, since its election, the reconstituted Board of Directors has undertaken an extensive review of DIRTT’s operations, a process which is still ongoing (see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook”, above), and are in the process of implementing a variety of operational, organizational, cultural and other changes to our business, including plans to meet pipeline demand and expand revenues. We may not be successful in achieving some or all of the anticipated benefits of these plans, which may have an adverse effect on our results from operations and financial condition. Specifically, we are addressing the following issues:

•
Ability to increase manufacturing capacity to service current pipeline:

As at October 1, 2022, DIRTT’s 12-month forward pipeline, which represents known projects and leads at various stages of maturation which our sales teams are working to convert into orders, increased by 10% to $395 million from $359 million as at July 1, 2022 and 24% from $318 million as at April 1, 2022. Servicing of this pipeline and capturing the underlying revenue growth is dependent upon the Company's ability to ramp up production capabilities on a timely basis. The Board of Directors and DIRTT’s management team have prioritized removing constraints in DIRTT’s manufacturing processes and are pursuing a number of initiatives including increased hourly labor, improved hourly labor retention and streamlined manufacturing processes. DIRTT may not be successful in implementing such initiatives and may be negatively impacted by the competitive nature of attracting personnel and other current market conditions. DIRTT may not be able meet such demand and capture the underlying revenue growth which could adversely affect the Company’s results of operations and financial condition.

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

We have negative cash flow from operating activities

We had negative cash flow from operating activities for the three and nine month period ended September 30, 2022. Continued negative operating cash flow may compromise our ability to make interest and principal payments on the convertible unsecured subordinated debentures issued on January 25, 2021 and December 1, 2021 (collectively, the “Debentures”) on a timely basis, or at all, our ability to execute our strategic plan and confidence in our business. Until we are able to generate positive cash flow from operating activities, our ability to finance our operations will be dependent on our cash reserves and available credit facilities and, if required, our ability to obtain additional external financing. Although we anticipate we will have positive cash flow from operating activities in future periods, we cannot guarantee that such future cash flow will be sufficient or that a prolonged recovery from the COVID-19 pandemic, or other changes to our circumstances, will not necessitate additional financial resources to fund our operating activities. In response to our negative cash flow from operations, we have undertaken several strategic actions and a Private Placement to improve our balance sheet in the short term, see “–Liquidity and Capital Resources". Although we anticipate these actions will strengthen our balance sheet and liquidity position, we cannot guarantee that such future cash flow will be sufficient or that a prolonged recovery from the COVID-19 pandemic, or other changes to our circumstances, will not necessitate additional financial resources to fund our operating activities.

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

4.2

Supplemental Indenture, dated January 25, 2021, by and among the Company, Computershare Trust Company of Canada and Computershare Trust Company, National Association as Trustees (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on January 29, 2021).

4.3

Second Supplemental Indenture, dated December 1, 2021, by and among the Company, Computershare Trust Company of Canada and Computershare Trust Company, National Association as Trustees (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on December 1, 2021).

10.1	DIRTT Environmental Solutions Ltd. Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q File No. 001-39061, filed on May 4, 2022).
10.2*+	Executive Employment Agreement, dated August 12, 2022, by and between DIRTT Environmental Solutions Inc. and Richard Hunter
10.3*+	Executive Employment Agreement, dated August 17, 2022, by and between DIRTT Environmental Solutions Inc. and Bradley Little
10.4*+	Executive Employment Agreement, dated December 24, 2019, by and between DIRTT Environmental Solutions Ltd and Nandini Somayaji
10.5*+	Executive Employment Agreement, dated October 19, 2022, by and between DIRTT Environmental Solutions Inc and Jeff Dopheide
10.6*

Indemnity Agreement, dated August 12, 2022, between DIRTT Environmental Solutions Ltd and Richard Hunter, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule

31.1*

Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

	By:	/s/ Bradley S. Little
Bradley S. Little
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 14, 2022