Form 10-Q
period 2023-03-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2023-05-09
CIK 1340476

..

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The registrant had 98,889,837 common shares outstanding as of May 8, 2023.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the coronavirus (“COVID-19”) pandemic and related economic repercussions and other risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 22, 2023 (the “Annual Report on Form 10-K”), and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•
general economic and business conditions in the jurisdictions in which we operate, including inflation;
•
our ability to implement our strategic plan, including realization of benefits from certain cost-optimization initiatives undertaken in 2022 and initiatives to be taken in 2023;
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

ii

•
shortages of supplies of certain key components and materials or disruption in supplies due to global events;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at March 31,	As at December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	8,146	10,821
Restricted cash	3,418	3,418
Trade and accrued receivables, net of expected credit losses of $0.1 million at March 31, 2023 and at December 31, 2022	11,773	13,930
Other receivables	3,149	7,880
Inventory	20,972	22,251
Prepaids and other current assets	3,487	3,825
Total Current Assets	50,945	62,125
Property, plant and equipment, net	39,775	41,522
Capitalized software, net	4,523	4,406
Operating lease right-of-use assets, net	39,046	30,490
Other assets	5,005	5,110
Total Assets	139,294	143,653
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	16,640	19,881
Other liabilities	4,240	2,056
Customer deposits and deferred revenue	3,845	4,866
Current portion of long-term debt and accrued interest	3,293	3,306
Current portion of lease liabilities	5,635	5,889
Total Current Liabilities	33,653	35,998
Long-term debt	61,661	62,129
Long-term lease liabilities	36,595	27,534
Total Liabilities	131,909	125,661
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 98,864,725 issued and outstanding at March 31, 2023 and 97,882,844 at December 31, 2022	192,731	191,347
Additional paid-in capital	8,193	9,023
Accumulated other comprehensive loss	(15,833)	(16,106)
Accumulated deficit	(177,706)	(166,272)
Total Shareholders’ Equity	7,385	17,992
Total Liabilities and Shareholders’ Equity	139,294	143,653

Included in Trade and accrued receivables is $0.2 million of balances due from related parties and included under Other liabilities is $2.1 million due to related parties (Refer to Note 15).

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2023	2022
Product revenue	35,476	37,451
Service revenue	1,232	835
Total revenue	36,708	38,286

Product cost of sales	27,423	34,607
Service cost of sales	603	392
Total cost of sales	28,026	34,999
Gross profit	8,682	3,287

Expenses
Sales and marketing	5,515	7,228
General and administrative	5,833	7,993
Operations support	1,990	2,498
Technology and development	1,539	2,140
Stock-based compensation	796	1,302
Reorganization	1,071	3,692
Related party expense	2,056	-
Total operating expenses	18,800	24,853

Operating loss	(10,118)	(21,566)
Government subsidies	148	575
Foreign exchange loss	(261)	(732)
Interest income	4	11
Interest expense	(1,207)	(1,330)
	(1,316)	(1,476)
Loss before tax	(11,434)	(23,042)
Income taxes
Current and deferred income tax expense (recovery)	-	-
	-	-
Net loss	(11,434)	(23,042)

Loss per share
Basic and diluted loss per share	(0.12)	(0.27)

Weighted average number of shares outstanding (in thousands)
Basic and Diluted	98,091	85,451

Interim Condensed Consolidated Statement of Comprehensive Loss

	For the Three Months Ended March 31,
	2023	2022
Loss for the period	(11,434)	(23,042)
Exchange differences on translation of foreign operations	273	433
Comprehensive loss for the period	(11,161)	(22,609)

Total revenue for the quarter ended March 31, 2023 includes $0.3 million earned from related parties. Total operating expenses includes $2.1 million of related party expenses (Refer to Note 15).

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2021	85,345,433	181,782	13,200	(15,916)	(111,300)	67,766
Stock-based compensation	-	-	1,339	-	-	1,339
Issued on vesting of RSUs and Share Awards	487,544	1,203	(1,203)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(189)	-	(9)	(198)
Foreign currency translation adjustment	-	-	-	433	-	433
Net loss for the period	-	-	-	-	(23,042)	(23,042)
As at March 31, 2022	85,832,977	182,985	13,147	(15,483)	(134,351)	46,298
As at December 31, 2022	97,882,844	191,347	9,023	(16,106)	(166,272)	17,992
Stock-based compensation	-	-	452	-	-	452
Issued on vesting of RSUs and Share Awards	659,473	1,256	(1,256)	-	-	-
RSUs withheld to settle employee tax obligations	-	-	(26)	-	-	(26)
Issued for employee share purchase plan	322,408	128	-	-	-	128
Foreign currency translation adjustment	-	-	-	273	-	273
Net loss for the period	-	-	-	-	(11,434)	(11,434)
As at March 31, 2023	98,864,725	192,731	8,193	(15,833)	(177,706)	7,385

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss for the period	(11,434)	(23,042)
Adjustments:
Depreciation and amortization	2,675	4,622
Stock-based compensation, net of settlements	796	1,302
Foreign exchange loss	346	651
Accretion of convertible debentures	164	165
Changes in operating assets and liabilities:
Trade and accrued receivables	2,111	(4,785)
Other receivables	4,732	(181)
Inventory	1,299	(3,443)
Prepaid and other assets, current and long term	391	(108)
Accounts payable and accrued liabilities	(3,299)	2,460
Other liabilities	2,056	-
Customer deposits and deferred revenue	(1,020)	3,332
Current portion of long-term debt and accrued interest	(56)	(56)
Lease liabilities	251	41
Net cash flows used in operating activities	(988)	(19,042)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(371)	(963)
Capitalized software development expenditures	(532)	(483)
Other asset expenditures	(106)	(174)
Recovery of software development expenditures	26	-
Net cash flows used in investing activities	(983)	(1,620)
Cash flows from financing activities:
Repayment of long-term debt	(642)	(618)
Employee tax payments on vesting of RSUs	(26)	(209)
Net cash flows used in financing activities	(668)	(827)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(36)	166
Net decrease in cash, cash equivalents and restricted cash	(2,675)	(21,323)
Cash, cash equivalents and restricted cash, beginning of year	14,239	63,408
Cash, cash equivalents and restricted cash, end of period	11,564	42,085
Supplemental disclosure of cash flow information:
Interest paid	(1,072)	(1,152)
Income taxes received	5	25

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.

	For the Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	8,146	38,861
Restricted cash	3,418	3,224
Total cash, cash equivalents and restricted cash	11,564	42,085

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

DIRTT is incorporated under the laws of the province of Alberta, Canada, its headquarters is located at 7303 – 30th Street S.E., Calgary, AB, Canada T2C 1N6 and its registered office is located at 4500, 855 – 2nd Street S.W., Calgary, AB, Canada T2P 4K7. DIRTT’s common shares trade on the Toronto Stock Exchange under the symbol “DRT” and on The Nasdaq Capital Market (“Nasdaq”) under the symbol “DRTT”. On March 9, 2023, DIRTT's common shares were transferred from The Nasdaq Global Select Market to The Nasdaq Capital Market, under the same symbol.

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of March 31, 2023, and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The condensed balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 included in the Annual Report on Form 10-K of the Company as filed with the SEC and applicable securities commission or similar regulatory authorities in Canada. As described in Note 6, no new accounting standards were adopted by the Company during the quarter.

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

3. LIQUIDITY

The Company has been negatively impacted by the effect of COVID-19 on the non-residential construction industry, costs incurred associated with the Company’s contested director elections, reorganization costs to reconstitute the executive team and align the Company’s cost structure with current sales activity, and significant inflation on raw materials costs, which have resulted in a significant usage of cash in recent periods which has been funded through the Debentures and Leasing Facilities entered into in prior years (refer to Note 9). As at March 31, 2023, the Company had $8.1 million of cash on hand and C$7.0 million ($5.2 million) of available borrowings (December 31, 2022 - $10.8 million and C$7.2 million ($5.3 million) of available borrowings). The Company’s cash position benefited from the receipt of $5.0 million of government subsidies during the quarter (refer to Note 4).

We have implemented a number of restructuring initiatives to create a reduced cost structure moving forward (refer to Note 5) and have implemented multiple price increases during the past 18 months to mitigate the impact of inflation on raw material costs. While these actions and our project pipeline are promising, we continue to see unpredictability in our pace of orders. As a result, the Company has initiated certain actions to improve our balance sheet in the short term. First, we have been evaluating initiatives related to the use of ICE software by third parties to supplement the relatively small revenues we have previously recognized from our licensing of ICE software to certain strategic partners for use in their businesses and our related licensing and developer software support for these counterparties. In April 2023, as a result of this evaluation, we entered into an agreement with Armstrong World Industries, Inc. (refer to Note 16). Second, we have certain properties that are currently owned or leased that we are evaluating for potential sale and lease back or sublease arrangements. We do not intend to vacate these premises as they still serve a valuable aspect of our value proposition, but these types of arrangements would provide us with either a one-time cash payment, or offset rent expense in the near term. During March 2023, we entered into an agreement to sublease our Dallas DIRTT Experience Center ("DXC") to one of our Construction Partners in that region. Under the sublease agreement, the subtenant will assume responsibility for the monthly rent, utilities, maintenance, taxes and other costs from April 1, 2023, through December 31, 2024, and provide annualized savings of approximately $1 million. We are continuing to evaluate other properties and expect these strategic initiatives to result in positive cash inflows in 2023. As these transactions are awaiting finalization, we completed a Private Placement (as defined herein) of common shares in November 2022, supported by significant shareholders and directors and officers of the Company to bridge cash requirements before the completion and closing of the noted strategic transactions.

We have assessed the Company’s liquidity position as at March 31, 2023 using multiple scenarios taking into account our sales outlook for the next year, our existing cash balances and available credit facilities and the probability of executing the strategic transactions noted above. Based on this analysis we believe the Company has sufficient liquidity to support ongoing operations for the next twelve months. However, should anticipated profitable growth and increased labor headcount and manufacturing capacity not occur or should there be a delayed recovery of the North American construction activities from the pandemic, a sustained economic depression and its adverse impacts on customer demand or significant inflationary pressure on raw materials and transportation cost that we are unable to recover through price increases, the Company will need to identify alternative sources of financing, further reduce its cost structure, delay capital expenditures, evaluate potential asset sales and potentially curtail or cease certain operations. While the Company is confident that it will be able to raise additional capital when needed or under acceptable terms, there can be no absolute assurance it will be able to do so.

4. COVID-19

The impact of the COVID-19 pandemic on our future consolidated results of operations remains uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future, including the impact of new variants); government actions taken in response to the pandemic, including required shutdowns or vaccine or testing mandates; the availability, acceptance, distribution and continued effectiveness of vaccines; the impact on construction activity, including the effect on our customers’ demand for our interior construction systems; supply chain disruptions; rising inflation; labor shortages; sustained remote or hybrid work models; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life-sustaining activities and essential construction, we and certain of our customers or suppliers may be impacted by national, federal, state and provincial actions, orders and policies regarding the COVID-19 pandemic, including: temporary closures of non-life-sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary in each of the jurisdictions in which we operate. We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the three months ended March 31, 2023 or the years ended December 31, 2021 and December 31, 2022, but future events may require such charges which could have a material adverse effect on our financial condition, liquidity or results of operations.

Government subsidies

In the United States, the Employee Retention Credit ("ERC") was established by Section 2301 of the Coronavirus Aid, Relief, and Economic Security Act to provide an incentive for employers to keep their employees on their payroll during COVID-19 closures. The ERC is a refundable payroll tax credit based on qualified wages paid by an eligible employer between March 12, 2020, and October 1, 2021 for companies experiencing a significant decline in gross receipts during a calendar quarter or having operations fully or partially suspended during the quarter due to COVID-19. During the third quarter of 2022, the Company determined it was eligible for the ERC for the first three quarters of 2021 and filed a claim for $7.3 million in payroll tax credits ($7.1 million net of expenses). As of March 31, 2023, $4.8 million of these credits (plus an additional $0.2 million of interest) have been received, leaving a balance of $2.5 million included in other receivables on the balance sheet.

5. REORGANIZATION

During the year ended December 31, 2022, and continuing into 2023, the Company undertook a number of reorganization initiatives:

Closure of Phoenix Aluminum Manufacturing Facility (the “Phoenix Facility”)

On February 22, 2022, we commenced the process of closing our Phoenix Facility, shifting related manufacturing to both our Savannah and Calgary aluminum manufacturing facilities. During the first quarter of 2022, the Company incurred $1.0 million of accelerated depreciation, recorded in cost of sales, associated with the closure of the Phoenix Facility. The closure of the Phoenix Facility was substantially completed in the second quarter of 2022. The Company entered into a sublease arrangement during the second quarter of 2022, commencing July 1, 2022, which exceeds the contractual lease commitments under the Right of Use assets.

Workforce Reductions, Board and Management Changes

In February and July of 2022, we announced our intention to eliminate a portion of our salaried workforce including manufacturing and office positions along with other cost reduction initiatives. The Company’s Board of Directors was reconstituted following a contested proxy contest in April 2022 which was deemed a change of control under the Company’s insurance policy resulting in additional insurance expenditures. Further, the Company made changes to several executive officer roles during the year ended December 31, 2022. During the first quarter of March 31, 2023, we continued to review costs and reduced headcount. These actions resulted in the Company incurring certain termination benefits and recruitment costs.

Temporary Suspension of Operations at Rock Hill, South Carolina (the "Rock Hill Facility")

On August 23, 2022, we announced the temporary suspension of operations at our Rock Hill Facility, shifting related manufacturing to our Calgary manufacturing facility. Costs associated with this idle facility, included in cost of sales, were $0.4 million for the three month period ended March 31, 2023.

For the quarter ended March 31, 2023, reorganization costs incurred continue to relate to the above mentioned initiatives:

	For the Three Months Ended March 31,
	2023	2022
Termination benefits	700	3,074
Phoenix Facility closure	43	111
Recruiting fees	90	-
Other costs	238	507
Total reorganization costs	1,071	3,692

Reorganization costs in accounts payable and accrued liabilities at January 1, 2022		-
Reorganization expense		13,461
Reorganization costs paid		(11,184)
Reorganization costs in accounts payable and accrued liabilities at December 31, 2022		2,277
Reorganization expense		1,071
Reorganization costs paid		(1,318)
Reorganization costs in accounts payable and accrued liabilities at March 31, 2023		2,030

Of the $2.0 million payable, $1.9 million relates to termination benefits and $0.1 million relates to other reorganization costs.

6. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

The Company has not adopted any new accounting standards effective January 1, 2023. Although there are several new accounting standards issued or proposed by the Financial Accounting Standards Board, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its Financial Statements.

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At March 31, 2023, approximately 85% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the three months ended March 31, 2023 one Construction Partner accounted for greater than 10% of revenue (none for the three months ended March 31, 2022). In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	March 31,	December 31,
	2023	2022
Current	11,087	12,381
Overdue	812	1,675
	11,899	14,056
Less: expected credit losses	(126)	(126)
	11,773	13,930

No adjustment to our expected credit losses of $0.1 million was required for the quarter ended March 31, 2023. Receivables are generally considered to be past due when over 60 days old unless there is a separate payment arrangement in place for the collection of the receivable.

8. OTHER LIABILITIES

	As at,
	March 31, 2023	December 31, 2022
Warranty provisions (1)	1,279	1,278
DSU liability	745	594
Sublease deposits	137	139
Due to related parties(2)	2,079	-
Other provisions	-	45
Other liabilities	4,240	2,056

(1)
The following table presents a reconciliation of the warranty balance:

	March 31, 2023	December 31, 2022
As at January 1	1,278	1,451
Additions to warranty provision	382	1,134
Payments related to warranties	(381)	(1,307)
	1,279	1,278

(2) Refer to Note 15 for details of the related party transaction.

9. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance on January 1, 2022	-	13,909	56,733	70,642
Issuances	-	647	-	647
Accretion of issue costs	-	-	676	676
Accrued interest	-	735	3,539	4,274
Interest payments	-	(735)	(3,688)	(4,423)
Principal repayments	-	(2,470)	-	(2,470)
Exchange differences	-	(274)	(3,637)	(3,911)
Balance at December 31, 2022	-	11,812	53,623	65,435
Current portion of long-term debt and accrued interest	-	2,561	745	3,306
Long-term debt	-	9,251	52,878	62,129

Balance on January 1, 2023	-	11,812	53,623	65,435
Accretion of issue costs	-	-	164	164
Accrued interest	-	165	851	1,016
Interest payments	-	(165)	(907)	(1,072)
Principal repayments	-	(642)	-	(642)
Exchange differences	-	3	50	53
Balance at March 31, 2023	-	11,173	53,781	64,954
Current portion of long-term debt and accrued interest	-	2,597	696	3,293
Long-term debt	-	8,576	53,085	61,661

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of (i) 75% of the book value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability”, (defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash), is less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR has been below 1.10:1 for the three immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities (defined below). Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will offset any borrowings and any remaining amounts made available to the Company.

On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility has a borrowing base of C$15 million and a one year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or the Canadian Dollar Offered Rate or Term Secured Overnight Financing Rate ("SOFR") plus 200 basis points plus the Term SOFR Adjustment (as defined in the amended loan agreement governing the Extended RBC Facility). Under the Extended RBC Facility, if the trailing twelve month FCCR is above 1.25 for three consecutive months, a cash balance equivalent to one-year's worth of Leasing Facilities payments must be maintained. At March 31, 2023, available borrowings are C$7.0 million ($5.2 million), calculated in the same manner as the RBC facility described above, of which no amounts have been drawn. The Company did not meet the three-month FCCR requirement during the first quarter of 2023 which resulted in requiring the restriction of $3.4 million of cash.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.3 million) has been drawn, and a $14.0 million equipment leasing facility in the United States (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) of which $13.3 million has been drawn, each with RBC, and one of its affiliates, which are available for equipment expenditures and certain equipment expenditures already incurred. The Leasing Facilities, respectively, have seven and five-year terms and bear interest at 4.25% and 5.59%. The U.S. Leasing Facility is amortized over a six-year term and extendible at the Company’s option for an additional year.

The Company did not make any draws on the Leasing Facilities during the three months ended March 31, 2023 and the three months ended March 31, 2022. The associated financial liabilities are shown on the consolidated balance sheet in current portion of long-term debt and accrued interest and long-term debt.

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

The change of 100% of the Board of Directors combined with the prior Board declining to endorse the incoming board constituted a "Change of a Control", under the terms of the 2020 LTIP, as of April 26, 2022. As a result, all outstanding and unvested LTIP awards granted under the 2020 LTIP for any holder terminated without Cause (as defined therein) within twelve months following the Change of Control vested immediately upon such termination.

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

Stock-based compensation expense

	For the Three Months Ended March 31,
	2023	2022
Equity-settled awards	644	1,339
Cash-settled awards	152	(37)
	796	1,302

The following summarizes RSUs, Share Awards (as defined below), PSUs, and DSUs activity during the periods:

	RSU Time-	RSU Performance-	Share
	Based	Based	Awards	PSU	DSU
	Number of	Number of	Number of	Number of	Number of
	units	units	units	units	units
Outstanding at December 31, 2021	3,216,536	1,021,739	-	157,200	361,577
Granted	2,109,205	863,279	162,682	-	180,314
Vested	(393,016)	-	(94,528)	-	-
Withheld to settle employee tax obligations	(60,039)	-	(68,154)	-	-
Forfeited	(614,151)	(502,628)	-	-	-
Outstanding at March 31, 2022	4,258,535	1,382,390	-	157,200	541,891
Outstanding at December 31, 2022	1,885,337	343,919	-	-	1,165,319
Granted	-	-	36,253	-	434,032
Vested or settled	(590,258)	(32,962)	(36,253)	-	-
Withheld to settle employee tax obligations	(64,230)	-	-	-	-
Forfeited	(44,081)	-	-	-	-
Outstanding at March 31, 2023	1,186,768	310,957	-	-	1,599,351

Restricted share units (time-based vesting)

Restricted share units that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant (“RSUs”). At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in 2022 was C$2.37, which was determined using the closing price of the Company’s common shares on their respective grant dates.

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

Share awards

During the first quarter of 2022, certain executives were issued share awards in lieu of cash paid variable incentive compensation (“Share Awards”). These Share Awards vested upon grant. The fair value of the Share Awards granted was C$2.40 ($1.88), which was determined using the closing price of the Company’s common shares on the grant date. In the first quarter of 2023, 36,254 Share Awards were issued to a consultant as compensation for services rendered.

Deferred share units

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the year. DSUs outstanding at March 31, 2023 had a fair value of $0.7 million which is included in other liabilities on the balance sheet (December 31, 2022 – $0.6 million).

Options

The following summarizes options forfeited during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2021	4,064,489	6.64
Forfeited	(1,740,915)	6.40
Outstanding at March 31, 2022	2,323,574	6.82
Outstanding at December 31, 2022	1,480,069	7.03
Forfeited	(398,964)	7.14
Outstanding and Exercisable at March 31, 2023	1,081,105	6.99

No options were granted during the three months ended March 31, 2023.

Range of exercise prices outstanding and exercisable at March 31, 2023:

		Weighted	Weighted
	Number of	average	average
	options	remaining	exercise
Range of exercise prices		life	price C$
C$6.01 – C$7.00	602,859	0.91	6.31
C$7.01 – C$7.84	478,246	1.13	7.84
Total	1,081,105

Dilutive Instruments

For the three months ended March 31, 2023, 1.1 million options (2022 – 2.3 million), 1.5 million RSUs and PRSUs (2022 – 5.6 million) and 119.4 million shares which would be issued if the principal amount of the Debentures were settled in our common shares at the quarter end share price (2022 – 43.0 million) were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share. If the proposed transaction disclosed in Note 15 is approved at the upcoming annual and special meeting of shareholders, an additional 3.9 million of shares would be issued and dilutive to earnings per share.

11. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 12 for the disaggregation of revenue by geographic region.

	For the Three Months Ended March 31,
	2023	2022
Product	31,481	33,193
Transportation	3,788	4,061
License fees from Construction Partners	207	197
Total product revenue	35,476	37,451
Installation and other services	1,232	835
	36,708	38,286

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Three Months Ended March 31,
	2023	2022
At a point in time	35,269	37,254
Over time	1,439	1,032
	36,708	38,286

Revenue recognized at a point in time represents the majority of the Company’s sales. Revenue is recognized when a customer obtains legal title to the product, which is when ownership of the product is transferred to, or services are delivered to, the customer. Revenue recognized over time is limited to installation and ongoing maintenance contracts with customers and is recorded as performance obligations which are satisfied over the term of the contract.

Contract Liabilities

	As at
	March 31, 2023	December 31, 2022	December 31, 2021
Customer deposits	3,342	4,458	1,959
Deferred revenue	503	408	461
Contract liabilities	3,845	4,866	2,420

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was lower at March 31, 2023 compared to December 31, 2022 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2022 and 2021, respectively, totaling $4.6 million and $2.1 million were recognized as revenue during the three months ended March 31, 2023 and 2022, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended March 31,
	2023	2022
Commercial	24,504	24,044
Healthcare	6,171	6,964
Government	2,707	3,281
Education	1,887	2,965
License fees from Construction Partners	207	197
Total product and transportation revenue	35,476	37,451
Installation and other services	1,232	835
	36,708	38,286

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

Revenue from external customers

	For the Three Months Ended March 31,
	2023	2022
Canada	4,912	5,251
U.S.	31,796	33,035
	36,708	38,286

Non-current assets

	As at
	March 31, 2023	December 31, 2022
Canada	36,310	28,251
U.S.	52,039	53,277
	88,349	81,528

13. INCOME TAXES

As at March 31, 2023, the Company had a valuation allowance of $32.4 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2022 – $29.8 million).

14. COMMITMENTS

As at March 31, 2023, the Company had outstanding purchase obligations of approximately $2.7 million related to inventory and property, plant and equipment purchases (December 31, 2022 – $2.2 million). As at March 31, 2023, the Company had undiscounted operating lease liabilities of $63.2 million (December 31, 2022 – $48.7 million).

15. RELATED PARTY TRANSACTIONS

On March 15, 2023, the Company entered into a Debt Settlement Agreement (the "Debt Settlement Agreement") with 22NW Fund, LP ("22NW") and Aron English, 22NW's principal and a director of DIRTT, (together, the "22NW Group") who, collectively, beneficially own approximately 19.5% of the Company's issued and outstanding common shares. Pursuant to the Debt Settlement Agreement, the Company agreed to reimburse the 22NW Group for the costs incurred by the 22NW Group in connection with the contested director election at the annual and special meeting of shareholders of the Company held on April 26, 2022 (the "2022 Meeting"), being $1,559,898 (the "Debt").

Pursuant to the Debt Settlement Agreement, the Company agreed to repay the Debt by either, or a combination of (i) a payment in cash by the Company to the 22NW Group, and/or (ii) the issuance of equity securities of the Company to the 22NW Group. Under the Debt Settlement Agreement, a cash payment shall not be made to settle the Debt unless permitted under the terms of the Extended RBC Facility.

In connection with the Debt Settlement Agreement, on March 15, 2023, the Company entered into a share issuance agreement with the 22NW Group, pursuant to which the Company agreed to repay the Debt with the issuance to the 22NW Group of 3,899,745 common shares at a deemed price of $0.40 per common share, subject to approval by shareholders at the Company’s annual general meeting to be held on May 30, 2023.

The liability has been revalued using the closing common share price at March 31, 2023, and a $2.1 million liability and expense has been recorded in the financial statements.

Other related party transactions for the quarter ended March 31, 2023 relate to the sale of DIRTT products and services to the 22NW Group for $0.3 million. $0.2 million was included in the Trade and accrued receivable balance at March 31, 2023. The sale to 22NW Group was based on price lists in force and terms that are available to all employees.

16. SUBSEQUENT EVENTS

On May 9, 2023, we entered into a Co-Ownership Agreement (the “Co-Ownership Agreement”) and Partial Patent Assignment Agreement with Armstrong World Industries, Inc. (“AWI”). The agreements provide a cash payment to us for $10 million, subject to certain routine closing conditions, in exchange for the partial assignment to AWI and co-ownership of an undivided 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE software that is used by AWI (the “Applicable ICE Code”), including an undivided 50% interest in the patent rights that relate to the Applicable ICE Code. We also agreed under the Co-Ownership Agreement to provide AWI a transfer of knowledge concerning the source code of the Applicable ICE Code. In exchange for completing the knowledge transfer, we will receive an additional cash payment of $1 million, which is expected by early 2024. The Co-Ownership Agreement provides that we and AWI have separate exclusive fields of use and restrictive covenants with respect to the Applicable ICE Code and related IP which survive until either party elects to separate from its relationship with the other and for five years thereafter. We concurrently entered into an Amended and Restated Master Services Agreement (the “ARMSA”) with AWI, under which AWI has also prepaid certain development services to be provided by DIRTT. The ARMSA will automatically terminate if the Co-Ownership Agreement is terminated or expires, and may also be terminated if either party breaches the exclusive fields of use or restrictive covenants in the Co-Ownership Agreement.

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

Key Highlights

•
On May 9, 2023, we entered into a Co-Ownership Agreement (the “Co-Ownership Agreement”) and Partial Patent Assignment Agreement with Armstrong World Industries, Inc. (“AWI”). The agreements provide a cash payment to us for $10 million, subject to certain routine closing conditions, in exchange for the partial assignment to AWI and co-ownership of an undivided 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE software that is used by AWI (the “Applicable ICE Code”), including an undivided 50% interest in the patent rights that relate to the Applicable ICE Code. We also agreed under the Co-Ownership Agreement to provide AWI a transfer of knowledge concerning the source code of the Applicable ICE Code. In exchange for completing the knowledge transfer, we will receive an additional cash payment of $1 million, which is expected by early 2024. The Co-Ownership Agreement provides that we and AWI have separate exclusive fields of use and restrictive covenants with respect to the Applicable ICE Code and related IP which survive until either party elects to separate from its relationship with the other and for five years thereafter. We concurrently entered into an Amended and Restated Master Services Agreement (the “ARMSA”) with AWI, under which AWI has also prepaid certain development services to be provided by DIRTT. The ARMSA will automatically terminate if the Co-Ownership Agreement is terminated or expires, and may also be terminated if either party breaches the exclusive fields of use or restrictive covenants in the Co-Ownership Agreement.
•
Revenues for the quarter ended March 31, 2023 were $36.7 million, a decrease of $1.6 million or 4% from $38.3 million for the same period in 2022, and a $5.7 million or 13% decrease from the fourth quarter of 2022. Compared to the same period in 2022, the decrease in revenue is driven by a decrease in total orders, offset by an increase in pricing. Further, we had one large project within the tech industry, expected to deliver within the first quarter of 2023 that was indefinitely put on hold. Compared to the fourth quarter, first quarter activity is lower, in line with seasonal demand patterns.
•
Gross profit and gross profit margin for the quarter ended March 31, 2023 was $8.7 million or 23.7% of revenue, an increase of $5.4 million or 164% from $3.3 million or 8.6% of revenue for the quarter ended March 31, 2022. The increase in gross profit reflects price increases enacted and reductions made to our fixed cost structure during 2022. Gross profit for the quarter ended March 31, 2022 included $1.1 million of accelerated depreciation and amortization arising from change in useful lives.
•
Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the first quarter of 2023 was $10.5 million. This represents a $3.7 million or 54.8% increase over the comparative period in 2022, but a decrease of $3.1 million or 23% from the fourth quarter of 2022. Adjusted Gross Profit Margin (see “–

Non-GAAP Financial Measures”) for the first quarter of 2023 was 28.5%, a 1,086 bps improvement over the comparative period and a decrease of 351 bps from the fourth quarter of 2022. The decrease in Adjusted Gross Profit and Adjusted Gross Profit Margin compared to the quarter ended December 31, 2022 is due to the impact of fixed costs on lower volumes. General inflation in services and labor costs have been offset by the favorable impact from the weakening Canadian dollar.
•
During the quarter ended March 31, 2023, the Board of Directors agreed to reimburse the 22NW Group for $1.6 million of legal fees and other expenses incurred by the 22NW Group during the contested director election in 2022, anticipated to be settled by way of issuance of 3,899,745 common shares, in the second quarter of 2023, subject to shareholder approval.
•
Net loss for the first quarter of 2023 was $11.4 million compared to $23.0 million for the same period of 2022. The lower net loss is primarily the result of the higher gross profit margin of $5.4 million (as explained above), a $5.5 million reduction in operating expenses, a $2.6 million reduction in reorganization costs, a $0.5 million decrease in foreign exchange loss offset by a one-time related party reimbursement of $2.1 million. During the first quarter we benefited from the weakening Canadian dollar on Canadian dollar denominated costs.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the first quarter of 2023 was a $3.5 million loss or (9.6)%, an improvement of $8.4 million from a $12.0 million loss or (31.2)% for the first quarter of 2022.
•
The Company used approximately $2.7 million of cash in the first quarter of 2023 compared to $3.8 million of cash generated in the fourth quarter of 2022, and compared to cash used of $21.3 million, $19.1 million and $12.5 million in the first, second and third quarters of 2022. Our cashflow was reduced compared to the fourth quarter of 2022 due to lower sales. However, compared to the earlier quarters of 2022, our cash usage has decreased significantly due to the impact of increased pricing and cost reduction initiatives. Our working capital benefited from the receipt of $5.0 million from the ERC government subsidy during the quarter.
•
Management is continuing to evaluate and align our manufacturing footprint and salaried workforce in light of the continued economic uncertainty.

In the first quarter of 2023, we changed our methodology for calculating and disclosing our forward twelve month pipeline as the macroeconomic environment has been impacting our ability to close and convert qualified leads on a timely basis. Accordingly, we are now disclosing qualified leads, defined as quantity of projects being pursued, and our pipeline, defined as working with an engaged client on assessment of DIRTT as a prefabricated interior solution provider. We have begun using these new measures as they better measure expected near term performance given our operating environment has been prone to change due to macroeconomic factors such as worksite labor availability, interest rate changes, and recessionary impacts on construction projects.

	As at(1)
	April 1, 2023	January 1, 2023	% Change	April 1, 2022	% Change
Pipeline ($ 000s)
Commercial	160,636	141,293	14%	146,986	9%
Healthcare	45,900	55,719	(18%)	43,570	5%
Government	30,676	32,313	(5%)	32,328	(5%)
Education	14,987	17,201	(13%)	19,727	(24%)
	252,199	246,525	2%	242,612	4%
Leads (#)	969	721	34%	417	132%
(1) Adjusted for previously presented period pursuant to new methodology

Our forward twelve-month pipeline as of April 1, 2023 was $252 million, a 2% increase from $247 million at January 1, 2023, and a 4% increase from $243 million at April 1, 2022.

Our qualified leads being pursued with expected projects in the next twelve months was 969 as of April 1, 2023, as compared to 721 at January 1, 2023 and 395 as of January 1, 2022. The Company has increased its qualified leads as a result of the implementation of our customer relationship management system, as well as improved communication and collaboration to our commercial organization.

Outlook

Through the first three months of 2023 we have seen continued weakening in economic conditions, especially in regions with concentrated sales to the technology and banking sectors. While our win rate has increased modestly year over year on a project basis, the average project dollar value has decreased 14.8% from $49,860 to $42,473 (whole dollars). We believe this is a result of tightening credit policies in response to rising inflation resulting in smaller order size. Further, these macroeconomic conditions, including layoffs in the technology sector, reduction in short-term needs for office space, and increasing interest rates impacting borrowings, certain larger projects that were planned for the first two quarters of 2023 have been deferred or canceled, resulting in muted growth in our pipeline as of April 1, 2023.

In response to the economic uncertainty and pipeline risk discussed above, we have taken a thoughtful look at our cost structure over the past three months. As discussed in our 2022 Form 10-K, we previously identified and took action to reduce annualized overhead costs by $5 million during 2023. Further, on May 8, 2023, the Company reduced its salaried workforce, resulting in annualized savings of $3.1 million. One-time costs associated with these reductions, to be incurred in the second quarter of 2023, are expected to be approximately $0.7 million.

It should be noted that we have experienced an increase in both our order pace and pipeline beginning in April, being awarded several large projects with Bechtel, Apache and Visa that are expected to deliver $10 to $15 million in aggregated revenue this year. In addition to the pipeline, we use the trailing 28 day order pace to gauge near term revenue and overall demand. As of May 5, 2023, the trailing 28 day order pace reached $16 million, the highest level it has been since mid fourth quarter of 2022. This is not a guarantee of future revenue run rate, but it is a positive indicator for us as it implies improved revenue performance in Q2 and Q3.

We have also continued to execute upon various non-dilutive initiatives designed to improve cash and liquidity. During March 2023, we entered into an arrangement with one of our Construction Partners to sublease our Dallas DXC. Under the sublease agreement, the subtenant will assume responsibility for the monthly rent, utilities, maintenance, taxes and other costs from April 1, 2023, through December 31, 2024 and provide annualized cash savings of approximately $1 million. The quarter also benefited from the receipt of $4.8 million of the $7.3 million previously accrued government subsidy receivable associated with the ERC program. We anticipate receiving the remainder of during the the second quarter of 2023.

As we move into the second quarter of 2023, we are evaluating certain properties that are currently owned for sale and lease back. While we do not currently intend to vacate these premises as they still serve a valuable aspect of our value proposition, if we were to execute sale and lease back transactions, we would expect to receive a one-time cash payment, in exchange for future rent payments.

We have meaningfully reduced our cost footprint and lowered our estimated revenue breakeven point. In tandem with the improved gross profit percentages and the cash initiatives discussed above, we believe we are positioned to weather the current macroeconomic conditions, while continuing to invest in our technology and commercial organizations.

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

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), the impact of under-utilized capacity on gross profit, tax consequences, reorganization expense, one-time non-recurring charges, and stock-based compensation. We remove the impact of all foreign exchange from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. We remove the impact of under-utilized capacity from gross profit, and fixed production overheads are allocated to inventory on the basis of normal capacity of the production facilities. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA.

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

Adjusted EBITDA

EBITDA adjusted to remove foreign exchange gains or losses; impairment expenses; reorganization expenses; stock-based compensation expense; government subsidies one-time, non-recurring charges; and any other non-core gains or losses

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

Results of Operations

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

	For the Three Months Ended March 31,
	2023	2022	% Change
	($ in thousands)
Revenue	36,708	38,286	(4)
Gross Profit(1)	8,682	3,287	164
Gross Profit Margin	23.7%	8.6%
Operating Expenses
Sales and Marketing	5,515	7,228	(24)
General and Administrative	5,833	7,993	(27)
Operations Support	1,990	2,498	(20)
Technology and Development	1,539	2,140	(28)
Stock-Based Compensation	796	1,302	(39)
Reorganization	1,071	3,692	(71)
Related party expense	2,056	-	NA
Total Operating Expenses	18,800	24,853	(24)
Operating Loss	(10,118)	(21,566)	53
Operating Margin	(27.6)%	(56.3)%
(1) Gross Profit for the three months ended March 31, 2022 includes $1.1 million of accelerated depreciation associated with the closure of the Phoenix Facility

Revenue

Revenue reflects sales to our Construction Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended March 31,
	2023	2022	% Change
	($ in thousands)
Product	31,481	33,193	(5)
Transportation	3,788	4,061	(7)
License fees from Construction Partners	207	197	5
Total product revenue	35,476	37,451	(5)
Installation and other services	1,232	835	48
	36,708	38,286	(4)

In response to significant increases in the costs of raw materials, shipping materials, labor, and freight, effective November 16, 2021, DIRTT increased product and transportation prices on new projects by approximately 6.5%. On February 17, 2022, we implemented a further price increase of 5% that came into effect June 1, 2022. On June 21, 2022 an additional price increase of 10% was announced effective July 21, 2022. As of the fourth quarter of 2022, product sales reflect virtually all of these price increases. The first quarter of 2022 marked the transition of the COVID-19 pandemic to an endemic with the broad easing of health restrictions, including work-from-home mandates, across North America. While the resurgence in COVID-19 infections due to the Omicron variant at the beginning of 2022 temporarily sent many employees back to their home offices and delayed return dates, the Company and our Construction Partners experienced an uptick in planning activity and opportunity growth in our commercial vertical which began to translate into an increase in orders beginning in March 2022.

The first quarter of the year is seasonally a lower demand quarter. Macroeconomic conditions, including layoffs in the tech sector and rising interest rates have had an impact on our pipeline, including one large project with a tech customer that originally scheduled for the first quarter of 2023 that was deferred indefinitely. During the quarter ended

March 31, 2023, revenue was $36.7 million, a decrease of $1.6 million compared to the comparative period of $38.3 million.

Installation and other services revenue was $1.2 million for the quarter ended March 31, 2023 compared to $0.8 million in the quarter ended March 31, 2022. This revenue primarily reflects services performed by our ICE and design teams for third parties. Except in limited circumstances, our Construction Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At March 31, 2023, we had 67 (December 31, 2022: 67) Construction Partners servicing multiple locations. In March 2023, we announced the expansion of six of our DIRTT Construction Partners into new markets as we expand the reach of DIRTT products in North America.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market:

	For the Three Months Ended March 31,
	2023	2022	% Change
	($ in thousands)
Commercial	24,504	24,044	2
Healthcare	6,171	6,964	(11)
Government	2,707	3,281	(17)
Education	1,887	2,965	(36)
License fees from Construction Partners	207	197	5
Total product revenue	35,476	37,451	(5)
Service revenue	1,232	835	48
	36,708	38,286	(4)

	For the Three Months Ended March 31,
	2023	2022
	(in %)
Commercial	70	64
Healthcare	17	19
Government	8	9
Education	5	8
Total Product Revenue(1)	100	100

(1) Excludes license fees from Construction Partners.

Commercial revenues increased by 2% from the prior year period. Commercial revenues include two large customers making up approximately $4.0 million, similar to the first quarter of 2022 which included one large customer in the technology sector of over $3.0 million. Healthcare decreased by 11% in the first quarter of 2023 from the same period of 2022. Such sales tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. Healthcare revenues in the first quarter of 2022 included two large projects of approximately $3.0 million while first quarter 2023 revenues included several smaller projects. Education sales in the first quarter of 2023 decreased by 36% from the prior period. Government revenues in the first quarter of 2023 decreased by 17% from the prior period. Both Healthcare and Education segments included a higher magnitude of smaller projects in the first quarter of 2023 than in the first quarter of 2022. During 2023, we have experienced an increase in quotes for Healthcare and Education related projects, but these tend to have longer project lifecycles than Commercial projects.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Three Months Ended March 31,
	2023	2022	% Change
	($ in thousands)
Canada	4,912	5,251	(6)
U.S.	31,796	33,035	(4)
	36,708	38,286	(4)

Historically, approximately 15-25% and 75-85% of revenues are derived from sales to Canada and the United States, respectively.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.7 million to $5.5 million for the three months ended March 31, 2023, from $7.2 million for the three months ended March 31, 2022. The decrease was largely related to a realignment of back office support and territory coverage and cost structure with current demand levels. We expect to increase the investment in this function during 2023 in order to support organic revenue growth.

General and Administrative Expenses

General and administrative expenses decreased by $2.2 million to $5.8 million for the three months ended March 31, 2023, from $8.0 million for the three months ended March 31, 2022. The decrease was primarily related to a decrease in professional services as the first quarter of 2022 included $1.5 million of costs related to the contested director elections with an additional $0.4 million decrease in other professional services, a $0.2 million decrease in salaries and benefits costs associated with the planned headcount reductions as part of our cost savings initiatives, and a $0.2 million decrease in depreciation expense. The decreases were partially offset by increased travel costs.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Construction Partner project execution and our manufacturing operations. Operations support expenses decreased by $0.5 million from $2.5 million for the three months ended March 31, 2022 to $2.0 million for the three months ended March 31, 2023. The decrease was primarily due to a $0.6 million decrease in salaries and benefits costs associated with the planned headcount reductions as part of our cost savings initiatives.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses decreased by $0.6 million to $1.5 million for the three months ended March 31, 2023, compared to $2.1 million for the three months ended March 31, 2022, primarily related to decreased salaries and benefits costs and professional fees associated with our cost savings initiatives and an increase in capitalized software development costs.

Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2023 was $0.8 million compared to $1.3 million in 2022. The decrease was largely due to grants of RSUs and share awards which occurred in 2022 but were not repeated in the first quarter of 2023, including those in lieu of cash compensation to the Company’s interim Chief Executive Officer in 2022. DSUs were granted to the Board of Directors, lowered by the impact of fair value adjustments on cash settled awards as a result of our share price decreasing during the quarter ended March 31, 2023.

Reorganization

Reorganization expenses for the quarter of $1.1 million decreased from $3.7 million in the prior period. Current quarter costs relate primarily to termination costs associated with actions taken to streamline our back office and operational support functions, as discussed in our last filing, which are expected to reduce annualized overheads by $5 million in 2023. First quarter 2022 costs relate to expenditures in closing the Phoenix Facility and costs associated with workforce reductions and changes in management.

Related Party Expense

On March 15, 2023, the Company entered into a Debt Settlement Agreement (the "Debt Settlement Agreement") with 22NW Fund, LP ("22NW") and Aron English, 22NW's principal and a director of DIRTT, (together, the "22NW Group") who, collectively, beneficially own approximately 19.5% of issued and outstanding common shares. Pursuant to the Debt Settlement Agreement, the Company agreed to reimburse the 22NW Group for the costs incurred by the 22NW Group in connection with the contested director election at the annual and special meeting of shareholders of the Company held on April 26, 2022 (the "2022 Meeting"), being $1,559,898 (the "Debt").

Pursuant to the Debt Settlement Agreement, the Company agreed to repay the Debt by either, or a combination of (i) a payment in cash by the Company to the 22NW Group, and/or (ii) the issuance of equity securities of the Company to the 22NW Group. Under the Debt Settlement Agreement, a cash payment shall not be made to settle the Debt unless permitted under the terms of the Extended RBC Facility.

In connection with the Debt Settlement Agreement, on March 15, 2023, the Company entered into a share issuance agreement with the 22NW Group, pursuant to which the Company agreed to repay the Debt with the issuance to the 22NW Group of 3,899,745 common shares at a deemed price of $0.40 per common share, subject to approval by shareholders at the Company’s annual general meeting to be held on May 30, 2023.

The liability has been revalued using the closing common share price at March 31, 2023, and a $2.1 million liability and expense has been recorded in the financial statements.

Government Subsidies

The Company was not eligible and did not receive any new government subsidies in the quarter ended March 31, 2023. The Company received $0.2 million of interest with the collection of the ERC during the quarter.

Pursuant to amendments enacted as part of the 2021 Canadian federal budget, the Company was required to repay a portion of the Canadian Emergency Wage Subsidy ("CEWS") amounts received for any qualifying period commencing after June 5, 2021 where the aggregate compensation for “specified executives” (within the meaning of the CEWS) during the 2021 calendar year exceeds the aggregate compensation for “specified executives” during the 2019 calendar year. Upon finalization of 2021 compensation to specified executives, approximately C$0.5 million ($0.4 million) of subsidies was expected to be returned to the Canadian authorities in the second quarter of 2022. The amount was fully provided for in the third quarter of 2021 and in the first quarter of 2022 and the Company reversed a $0.6 million incremental provision related to this that was no longer necessary.

Interest expense

Interest expense decreased by $0.1 million from $1.3 million in the quarter ended March 31, 2022 to $1.2 million in the quarter ended March 31, 2023 due to foreign exchange impacts and the decrease in equipment lease balances due to principal repayments.

Income Tax

The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. As at March 31, 2023 the Company had a valuation allowance of $32.4 million (December 31, 2022: $29.8 million) against deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada and the United States to fully deduct historical losses. As at March 31, 2023, we had C$110.9 million of non-capital loss carry-forwards in Canada and $61.3 million in the United States. These loss carry-forwards will begin to expire in 2032.

Net Loss

Net loss decreased to $11.4 million or $0.12 net loss per share in the three months ended March 31, 2023 from a net loss of $23.0 million or $0.27 net loss per share for the three months ended March 31, 2022. The decreased loss is primarily the result of a $5.4 million increase in gross profit, a $6.1 million decrease in operating expenses, including $2.6 million decrease in reorganization expenses, and a decrease of $1.5 million of incremental professional fees as described previously, a $0.1 million decrease in interest expense, and a $0.5 million decrease in foreign exchange loss offset by a $0.4 million decrease in government subsidies.

EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2023 and 2022

The following table presents a reconciliation for the first quarter results of 2023 and 2022 of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net loss for the period	(11,434)	(23,042)
Add back (deduct):
Interest Expense	1,207	1,330
Interest Income	(4)	(11)
Depreciation and Amortization	2,675	4,622
EBITDA	(7,556)	(17,101)
Foreign Exchange Losses	261	732
Stock-Based Compensation	796	1,302
Government Subsidies	(148)	(575)
Related party expense(2)	2,056	-
Reorganization Expense	1,071	3,692
Adjusted EBITDA	(3,520)	(11,950)
Net Loss Margin(1)	(31.1)%	(60.2)%
Adjusted EBITDA Margin	(9.6)%	(31.2)%

(1) Net loss divided by revenue.

(2) The related party transaction is a non-recurring transaction that is not core to our business and is excluded from the Adjusted EBITDA calculation (Refer to Note 15 of the consolidated interim financial statements).

For the three months ended March 31, 2023, Adjusted EBITDA and Adjusted EBITDA Margin increased by $8.4 million to a $3.5 million loss or (9.6)% from $12.0 million loss or (31.2)% in the same period of 2022. This primarily reflects a $3.7 million increase in Adjusted Gross Profit, a decrease of $1.5 million of incremental professional fees as described previously, a $2.4 million decrease in salaries and benefits costs, a $0.3 million decrease in marketing costs, and a $0.1 million decrease in travel and entertainment costs in the quarter.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three Months Ended March 31, 2023 and 2022

The following table presents a reconciliation for the three months ended March 31, 2023 and 2022 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
	($ in thousands)
Gross profit	8,682	3,287
Gross profit margin	23.7%	8.6%
Add: Depreciation and amortization expense	1,783	3,472
Adjusted Gross Profit	10,465	6,759
Adjusted Gross Profit Margin	28.5%	17.7%

For the quarter ended March 31, 2023, gross profit and gross profit margin increased to $8.7 million or 23.7% from $3.3 million or 8.6% for the prior period. Adjusted Gross Profit and Adjusted Gross Profit Margin increased

10.8% to $10.5 million or 28.5% for the three months ended March 31, 2023, from $6.8 million or 17.7% for the three months ended March 31, 2022. Gross profit for the quarter ended March 31, 2022 included $1.1 million of accelerated depreciation and amortization arising from change in useful lives of the Phoenix Facility's equipment.

The improvement in Adjusted Gross Profit was a result of a reduction on fixed costs, management of labor hours throughout the period and the impact of the price increases to offset the inflationary impacts on material costs. Labor and fixed costs decreased $1.3 million and $0.9 million, respectively, for the quarter as we closed our Phoenix Facility during the second quarter of 2022 and temporarily suspended operations in our Rock Hill Facility in the third quarter of 2022, as well as cost reduction initiatives taken impacting our overheads. Idle facility costs related to the Rock Hill Facility incurred since suspension of operations of $0.4 million are included in cost of sales.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2023 totaled $8.1 million, a decrease of $2.7 million from December 31, 2022. The decrease in cash primarily reflects the impact of $1.0 million cash used in operations, capital expenditures of $1.0 million and scheduled Leasing Facilities repayments of $0.6 million.

The impact of COVID-19 on the Company’s sales and operations has been severe, including a contraction of demand since the beginning of the pandemic and more recently, significant inflation on raw material costs. This has resulted in a significant usage of cash which we have financed through existing cash on hand and external financings, as described further below. In response, we implemented multiple initiatives in 2022 as well as the first quarter of 2023 to reduce our overall fixed cost base and pricing actions to better recover the inflationary impacts to material, labor and transportation input costs. During the second half of 2022, we began to realize the benefits of these actions. In the first quarter of 2023, despite a 4% reduction in sales from the comparative quarter, cash utilized was $2.7 million compared to $21.3 million utilized in the quarter ended March 31, 2022. The improved cash flow was driven by a combination of improved Adjusted EBITDA from the pricing initiatives and cost reduction initiatives as well as careful working capital management.

We expect the benefit of the 2022 and 2023 actions discussed above to continue to be realized in 2023 and beyond. While these actions, combined with our project pipeline are promising, we continue to see unpredictability in our pace of orders.

Accordingly, we are taking several actions to improve our balance sheet in the short term.

First, in the latter half of 2022, we determined our eligibility for the ERC claim for the first three quarters of 2021 and filed a claim for $7.3 million in payroll tax credits ($7.1 million net of expenses). During the three months ended March 31, 2023, we received $5.0 million of the ERC claim comprising $4.8 million related to the claim and $0.2 million of interest. We expect to receive the remaining balance in the remainder of 2023.

Second, we have certain properties that are currently owned or leased that we are evaluating for sale and lease back, or sublease arrangements. We do not intend to vacate these premises as they still serve a valuable aspect of our value proposition, but these types of arrangements would provide us with either a one-time cash payment, or offset rent expense in the near term. During March 2023, we entered into an agreement to sublease our Dallas DIRTT Experience Center ("DXC") to one of our Construction Partners in that region. Under the agreement, the subtenant will assume responsibility of rent, utilities, maintenance, taxes, and other monthly expenses from April 1, 2023, through December 31, 2024, providing annualized savings of approximately $1 million. We are continuing to evaluate other properties and expect these strategic initiatives to result in positive cash inflows in 2023

Third, we are evaluating initiatives related to the use of ICE software by third parties to supplement the relatively small revenues we have previously recognized from our licensing of ICE software to certain strategic partners for use in their businesses and our related licensing and developer software support for these counterparties. On May 9, 2023, as a result of this evaluation and in exchange for a cash payment we entered into the Co-Ownership Agreement and Partial Patent Assignment Agreement with AWI for the partial assignment and co-ownership of a 50% interest in the rights, title and interest in certain intellectual property rights (including related patent rights) in a portion of the ICE Software.

To finance the Company's short-term cash requirements, the Company entered into irrevocable subscription agreements with its two largest shareholders, 22NW and 726 and all the directors and officers of the Company on November 14, 2022 to issue 8.7 million shares for gross consideration of $2.8 million (the "Private Placement"). The Private Placement closed on November 30, 2022. In addition, in connection with the Private Placement, 22NW and 726, or their principals, have irrevocably committed to backstopping any rights offering occurring by the Company within twelve months of closing the Private Placement in the aggregate amount of $2.0 million.

We have assessed the Company’s liquidity as at March 31, 2023 using multiple downside and upside scenarios, our sales outlook for the next twelve months in combination with existing cash balances, available credit facilities, the strategic transactions being evaluated and the Private Placement discussed previously, and potential equity or debt financing. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next 12 months. However, a number of factors, including the macroeconomic factors discussed above, could adversely impact our liquidity over such period.

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

In February 2021, we entered into the RBC Facility, a C$25.0 million senior secured revolving credit facility with RBC. Under the RBC Facility, the “Borrowing Base” is a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. On February 9, 2023, the Company extended the RBC Facility. The Extended RBC Facility has a borrowing base of C$15 million and a one year term. Available borrowings under the Extended RBC Facility at March 31, 2023 were C$7.0 million ($5.2 million).

On December 1, 2021, we issued C$35.0 million of the December Debentures for net proceeds after costs of C$32.7 million ($25.6 million). The December Debentures accrue interest at a rate of 6.25% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.20 per common share, or if not converted will mature and be repayable on the December Debenture Maturity Date. Interest and principal are payable in cash or shares at the option of the Company.

The Company has a C$5.0 million Canada Leasing Facility of which C$4.4 million ($3.3 million) has been drawn, and a $14.0 million U.S. Leasing Facility of which $13.3 million has been drawn with RBC and one of its affiliates. The Leasing Facilities are available for equipment expenditures and certain equipment expenditures already incurred.

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net cash flows used in by operating activities	(988)	(19,042)
Net cash flows used in investing activities	(983)	(1,620)
Net cash flows used in financing activities	(668)	(827)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(36)	166
Net decrease in cash, cash equivalents and restricted cash	(2,675)	(21,323)
Cash, cash equivalents and restricted cash, beginning of period	14,239	63,408
Cash, cash equivalents and restricted cash, end of period	11,564	42,085

Operating Activities

Net cash flows used in operating activities was $1.0 million for the first three months of 2023 compared to $19.0 million in the first three months of 2022. The significant decrease in cash flow used in operations is largely due to the $8.4 million increase in Adjusted EBITDA and a $6.5 million net decrease in working capital comprising $0.4 million increase in routine working capital, $4.8 million decrease in other receivables relating to the ERC claim and an increase of $2.1 million in liabilities relating to the related party transaction described in the financial statements. In the first quarter of 2023, we have continued to draw down on our inventory supply built up in the first half of 2022.

Investing Activities

We invested $0.4 million in property, plant and equipment during the three months ended March 31, 2023, compared to $1.0 million during the three months ended March 31, 2022. This expenditure consisted of $0.1 million of information technology, $0.1 million of DXC refreshes and $0.1 million of manufacturing upgrades. We invested $0.5 million on capitalized software during the three months ended March 31, 2023, consistent with the three months ended March 31, 2022.

Financing Activities

For the three months ended March 31, 2023, $0.7 million of cash was used in financing activities compared to $0.8 million in the same period of 2022. The cash used comprised mainly of $0.6 million of scheduled payments under the Leasing Facilities for both periods. In the first quarter of 2022, we incurred $0.2 million of spend on employee tax payments on vesting of RSUs compared to $0.03 million in the first quarter of 2023.

We currently expect to fund anticipated future investments with available cash, our strategic actions described in this report, and drawings on the Extended RBC Facility. To date, our strategic actions have generated cash through proceeds from the Private Placement in November 2022 and the receipt of $5.0 million of government subsidy through the ERC application which was received in the quarter ended March 31, 2023. We continue to evaluate properties we own for sale and lease back and are evaluating multiple initiatives related to the use of our ICE software. On May 9, 2023, we entered into an agreement with AWI for the partial assignment to AWI and co-ownership of a 50% interest in the rights, title and interest in certain intellectual property rights (including related patent rights) in a portion of the ICE Software for proceeds of $10 million. AWI will pay us an additional $1 million upon completion of a knowledge transfer to AWI relating to certain source code of the ICE software, which is expected by early 2024. Refer to “–Liquidity and Capital Resources" for further details. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we deem appropriate. We may also use debt or pursue equity financing depending on the price of our common shares at the time, interest rates, and nature of the investment opportunity and economic climate. No assurance can be given that any of these actions will be successful, will be sufficient for our needs.

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

On February 9, 2023, the Company extended the RBC Facility. The Extended RBC Facility has a borrowing base of C$15 million and a one year term. Interest is calculated at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Term Secured Overnight Financing Rate ("SOFR") plus 200 basis points plus the Term SOFR Adjustment. Under the Extended RBC Facility, if the trailing twelve month FCCR is above 1.25 for three consecutive months, a cash balance equivalent to one-year's worth of Leasing Facilities payments must be maintained. At March 31, 2023, available borrowings are C$7.0 million ($5.2 million), calculated in the same manner described above, of which no amounts have been drawn. The Company did not meet the three-month FCCR requirement during the first quarter of 2023, which resulted in requiring the restriction of $3.4 million of cash.

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

Contractual Obligations

There have been no material changes in our contractual obligations during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K, other than the additional commitments related to the extension of one of our factory leases in Calgary and our entry into the Debt Settlement Agreement with the 22NW Group. See Note 14, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 6, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report, there were no new accounting standards adopted during the three months ended March 31, 2023.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 6, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing and “–Significant Accounting Policies and Estimates” in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures since our disclosures in our Annual Report on Form 10-K. For information regarding our exposure to certain market risks, please refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K. The Company's cash and cash equivalents are predominantly all with one AA rated financial institution.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

DIRTT is pursuing multiple lawsuits against its former founders, Mogens Smed and Barrie Loberg, as well as Falkbuilt Ltd. ("Falkbuilt") and related individuals and corporations. DIRTT alleges breaches of fiduciary duties and non-competition and non-solicitation covenants, and the misappropriation of its confidential and proprietary information (in violation of numerous Canadian and U.S. state and federal laws pertaining to the protection of trade secrets and proprietary information and the prevention of false advertising and deceptive trade practices). Except as described below, there have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K.

DIRTT’s litigation against Falkbuilt, Messrs. Smed and Loberg, and their associates is comprised of three main lawsuits: (i) an action in the Alberta Court of Queen’s Bench instituted on May 9, 2019 against Falkbuilt, Messrs. Smed and Loberg, and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, and duties of loyalty, fidelity and confidentiality, and the misappropriation of DIRTT’s confidential information (the “Canadian Non-Compete Case”); (ii) an action in the U.S. District Court for the Northern District of Utah instituted on December 11, 2019 against Falkbuilt, Smed, and other individual and corporate defendants alleging misappropriation of DIRTT’s confidential information, trade secrets, business intelligence and customer information (the “Utah Misappropriation Case”); and (iii) an action in the U.S. District Court for the Northern District of Texas instituted on June 24, 2021 alleging that Falkbuilt has unlawfully used DIRTT’s confidential information in the United States and intentionally caused confusion in the United States in an attempt to steal customers, opportunities, and business intelligence, with the aim of establishing a competing business in the United States market (the “Texas Unfair Competition Case”). DIRTT intends to pursue the cases vigorously.

In the Canadian Non-Compete Case, on February 14, 2023, the Court of King's Bench of Alberta granted DIRTT's application to schedule the hearing of its summary judgment application and dismissed Falkbuilt's cross-application to strike the summary judgment application. On April 5, 2023, the parties appeared before the Associate Chief Justice of the Court of King's Bench of Alberta for a Case Management Conference. In the Conference, the Associate Chief Justice offered the parties an expedited six-week trial on both liability and damage issues, as an alternative to DIRTT proceeding with its summary judgment application. The parties are now endeavoring to establish the terms and conditions for the full trial process and developing a litigation plan for all remaining pre-trial steps. DIRTT anticipates that the full trial will proceed in early fall 2024.

In the Utah Misappropriation Case, on April 11, 2023, the United States Court of Appeals for the Tenth Circuit reversed the U.S. District Court for the Northern District of Utah’s decision that Utah was an inconvenient forum for DIRTT's claims against Falkbuilt and others for the misappropriation of confidential information, trade secrets, business intelligence and customer information. The Utah Court had previously, and erroneously, found that DIRTT's United States-based claims should be litigated in Canada. The Court of Appeals remanded the matter back to the Utah District Court. Falkbuilt filed motions to stay the Tenth Circuit decision pending its petition for a Writ of Certiorari to the Supreme Court of the United States. The Court of Appeals promptly denied the motion to stay. A similar motion subsequently filed with the Supreme Court of the United States on the same basis and also promptly denied. DIRTT intends to seek an immediate status conference in Utah now that the case has been returned to the Utah District Court.

The Texas Unfair Competition Case was dismissed, without prejudice, in reliance upon the now-reversed decision in the Utah Misappropriation Case, described above. DIRTT appealed that decision, and the United States Court of Appeals for the Fifth Circuit stayed the appeal pending the Tenth Circuit ruling at Falkbuilt's request. After prevailing in the Tenth Circuit, DIRTT asked Falkbuilt if it would, consistent with its prior representations, agree to remand the appeal to the Texas Court for disposition to Utah. Falkbuilt refused and DIRTT filed a Motion to Remand.

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

10.2

Second Amendment to Loan Agreement, dated February 9, 2023, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-K, File No. 001-39061, filed on February 22, 2023).

10.3

Debt Settlement Agreement, dated March 15, 2023, by and between DIRTT Environmental Solutions Ltd., 22NW Fund, LP and Aron English (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-39061, filed on March 21, 2023).

10.4

Share Issuance Agreement, dated March 15, 2023, by and between DIRTT Environmental Solutions Ltd., 22NW Fund, LP and Aron English (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-39061, filed on March 21, 2023).

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

Date: May 9, 2023