Form 10-Q
period 2023-06-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2023-08-02
CIK 1340476

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The registrant had 104,444,936 common shares outstanding as of July 26, 2023.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those contained in, or expressed or implied by such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects include, but are not limited to, the severity and duration of the coronavirus (“COVID-19”) pandemic and related economic repercussions and other risks described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 22, 2023 (the “Annual Report on Form 10-K”), and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•
general economic and business conditions in the jurisdictions in which we operate, including inflation;
•
our ability to implement our strategic plan, including realization of benefits from certain cost-optimization initiatives undertaken in 2022 and initiatives being taken in 2023 and the ability of our reconstituted board of directors ("Board of Directors") to successfully implement its transformation plan;
•
volatility of our share price;
•
our ability to maintain our listing on Nasdaq (as defined herein);
•
the availability of capital or financing on acceptable terms, or at all, which may impact our liquidity and impair our ability to make investments in the business;
•
turnover of our key executives and difficulties in recruiting or retaining key employees;
•
our history of negative cash flow from operating activities;
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

ii

•
the effectiveness of certain elements of our administrative systems and the need for investment in those systems;
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
•
periodic fluctuations in our results of operations and financial conditions;
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

These risks are not exhaustive. Because of these risks and other uncertainties, our actual results, performance or achievement, or industry results, may be materially different from the anticipated or estimated results discussed in the forward-looking statements in this Quarterly Report. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the effects of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or expressed or implied by, any forward-looking statements. Our past results of operations are not necessarily indicative of our future results. You should not place undue reliance on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under applicable securities laws. We qualify all of our forward-looking statements by these cautionary statements.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at June 30,	As at December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	18,864	10,821
Restricted cash	2,980	3,418
Trade and accrued receivables, net of expected credit losses of $0.1 million at June 30, 2023 and at December 31, 2022	15,432	13,930
Other receivables	697	7,880
Inventory	19,412	22,251
Prepaids and other current assets	4,509	3,825
Total Current Assets	61,894	62,125
Property, plant and equipment, net	38,533	41,522
Capitalized software, net	1,886	4,406
Operating lease right-of-use assets, net	37,958	30,490
Other assets	3,965	5,110
Total Assets	144,236	143,653
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	19,148	19,881
Other liabilities	1,836	2,056
Customer deposits and deferred revenue	6,012	4,866
Current portion of long-term debt and accrued interest	3,013	3,306
Current portion of lease liabilities	5,340	5,889
Total Current Liabilities	35,349	35,998
Long-term debt	61,176	62,129
Long-term lease liabilities	35,928	27,534
Total Liabilities	132,453	125,661
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 104,444,936 issued and outstanding at June 30, 2023 and 97,882,844 at December 31, 2022	195,620	191,347
Additional paid-in capital	7,575	9,023
Accumulated other comprehensive loss	(15,912)	(16,106)
Accumulated deficit	(175,500)	(166,272)
Total Shareholders’ Equity	11,783	17,992
Total Liabilities and Shareholders’ Equity	144,236	143,653

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue	43,534	43,091	79,010	80,542
Service revenue	1,219	1,610	2,451	2,445
Total revenue	44,753	44,701	81,461	82,987

Product cost of sales	29,484	37,185	56,907	71,792
Service cost of sales	712	1,240	1,315	1,632
Total cost of sales	30,196	38,425	58,222	73,424
Gross profit	14,557	6,276	23,239	9,563

Expenses
Sales and marketing	6,626	7,777	12,141	15,005
General and administrative	5,501	6,877	11,334	14,870
Operations support	1,822	2,528	3,812	5,026
Technology and development	1,277	1,879	2,816	4,019
Stock-based compensation	678	1,326	1,474	2,628
Reorganization	1,465	5,163	2,536	8,855
Related party expense (recovery)	(532)	-	1,524	-
Total operating expenses	16,837	25,550	35,637	50,403

Operating loss	(2,280)	(19,274)	(12,398)	(40,840)
Government subsidies	88	49	236	624
Gain on sale of software and patents	6,145	-	6,145	-
Foreign exchange (loss) gain	(620)	1,246	(881)	514
Interest income	106	20	110	31
Interest expense	(1,233)	(1,329)	(2,440)	(2,659)
	4,486	(14)	3,170	(1,490)
Net income (loss) before tax	2,206	(19,288)	(9,228)	(42,330)
Income taxes
Current and deferred income tax expense (recovery)	-	-	-	-
	-	-	-	-
Net income (loss)	2,206	(19,288)	(9,228)	(42,330)

Net income (loss) per share
Net income (loss) per share - basic	0.02	(0.22)	(0.09)	(0.49)
Net income (loss) per share - diluted	0.01	(0.22)	(0.09)	(0.49)

Interim Condensed Consolidated Statement of Comprehensive Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) for the period	2,206	(19,288)	(9,228)	(42,330)
Exchange differences on translation of foreign operations	(79)	(594)	194	(161)
Comprehensive income (loss) for the period	2,127	(19,882)	(9,034)	(42,491)

Total revenue for the six months ended June 30, 2023 includes $0.3 million earned from related parties all earned in the first quarter of 2023.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2021	85,345,433	181,782	13,200	(15,916)	(111,300)	67,766
Stock-based compensation	-	-	1,339	-	-	1,339
Issued on vesting of RSUs and Share Awards	487,544	1,203	(1,203)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(189)	-	(9)	(198)
Foreign currency translation adjustment	-	-	-	433	-	433
Net loss for the period	-	-	-	-	(23,042)	(23,042)
As at March 31, 2022	85,832,977	182,985	13,147	(15,483)	(134,351)	46,298
Stock-based compensation	-	-	1,286	-	-	1,286
Issued on vesting of RSUs and Share Awards	1,155,851	3,268	(3,268)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(536)	-	-	(536)
Foreign currency translation adjustment	-	-	-	(594)	-	(594)
Net loss for the period	-	-	-	-	(19,288)	(19,288)
As at June 30, 2022	86,988,828	186,253	10,629	(16,077)	(153,639)	27,166

As at December 31, 2022	97,882,844	191,347	9,023	(16,106)	(166,272)	17,992
Stock-based compensation	-	-	452	-	-	452
Issued on vesting of RSUs and Share Awards	659,473	1,256	(1,256)	-	-	-
RSUs withheld to settle employee tax obligations	-	-	(26)	-	-	(26)
Issued for employee share purchase plan	322,408	128	-	-	-	128
Foreign currency translation adjustment	-	-	-	273	-	273
Net loss for the period	-	-	-	-	(11,434)	(11,434)
As at March 31, 2023	98,864,725	192,731	8,193	(15,833)	(177,706)	7,385
Stock-based compensation	-	-	625	-	-	625
Issued on vesting of RSUs and Share Awards	1,108,213	1,243	(1,243)	-	-	-
Issued for employee share purchase plan	572,253	122	-	-	-	122
Issued to settle related party debt	3,899,745	1,524	-	-	-	1,524
Foreign currency translation adjustment	-	-	-	(79)	-	(79)
Net income for the period	-	-	-	-	2,206	2,206
As at June 30, 2023	104,444,936	195,620	7,575	(15,912)	(175,500)	11,783

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cash flows from operating activities:
Net income (loss) for the period	2,206	(19,288)	(9,228)	(42,330)
Adjustments:
Depreciation and amortization	2,524	3,344	5,199	7,966
Stock-based compensation, net of settlements	678	406	1,474	1,708
Foreign exchange gain (loss)	794	(1,433)	1,140	(782)
Gain on sale of software and patents	(6,145)	-	(6,145)	-
Gain on disposal of equipment	-	(165)	-	(165)
Accretion of convertible debentures	179	177	343	342
Changes in operating assets and liabilities:
Trade and accrued receivables	(3,620)	(210)	(1,509)	(4,994)
Other receivables	2,460	3,034	7,192	2,852
Inventory	1,854	(3,661)	3,153	(7,104)
Prepaid and other assets, current and long term	(909)	(1,059)	(518)	(1,167)
Accounts payable and accrued liabilities	3,851	713	552	3,173
Other liabilities	(2,265)	(39)	(209)	(39)
Customer deposits and deferred revenue	1,985	387	965	3,719
Current portion of long-term debt and accrued interest	41	(86)	(15)	(142)
Lease liabilities	123	80	374	121
Net cash flows provided by (used in) operating activities	3,756	(17,800)	2,768	(36,842)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(678)	(924)	(1,049)	(1,887)
Capitalized software development expenditures	(573)	(418)	(1,105)	(901)
Other asset expenditures	(39)	(107)	(145)	(281)
Recovery of software development expenditures	56	45	82	45
Proceeds on sale of software and patents	9,964	-	9,964	-
Proceeds on sale of equipment	-	73	-	73
Net cash flows provided by (used in) investing activities	8,730	(1,331)	7,747	(2,951)
Cash flows from financing activities:
Proceeds received on long-term debt	-	647	-	647
Repayment of long-term debt	(2,193)	(618)	(2,835)	(1,236)
Employee tax payments on vesting of RSUs	-	(92)	(26)	(301)
Net cash flows used in financing activities	(2,193)	(63)	(2,861)	(890)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(13)	54	(49)	220
Net increase (decrease) in cash, cash equivalents and restricted cash	10,280	(19,140)	7,605	(40,463)
Cash, cash equivalents and restricted cash, beginning of period	11,564	42,085	14,239	63,408
Cash, cash equivalents and restricted cash, end of period	21,844	22,945	21,844	22,945
Supplemental disclosure of cash flow information:
Interest paid	(967)	(1,179)	(2,039)	(2,331)
Income taxes received	15	3,182	10	3,207

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.

			As at June 30,
			2023	2022
Cash and cash equivalents			18,864	19,739
Restricted cash			2,980	3,206
Total cash, cash equivalents and restricted cash			21,844	22,945

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

DIRTT’s proprietary design integration software, ICE® (“ICE” or “ICE software”), translates the vision of architects and designers into a 3D model that also acts as manufacturing information. ICE is also licensed to unrelated companies and Construction Partners of the Company. As of May 9, 2023, Armstrong World Industries, Inc. ("AWI") owns a 50% interest in the rights, title and interests in all the intellectual property rights in a portion of the ICE Software that is used by AWI.

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of June 30, 2023, and its results of operations and cash flows for the three and six months ended June 30, 2023 and 2022. The condensed balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 included in the Annual Report on Form 10-K of the Company as filed with the SEC and applicable securities commission or similar regulatory authorities in Canada. As described in Note 3, no new accounting standards were adopted by the Company during the quarter.

In these Financial Statements, unless otherwise indicated, all dollar amounts are expressed in United States (“U.S.”) dollars. DIRTT’s financial results are consolidated in Canadian dollars, the Company’s functional currency, and the Company has adopted the U.S. dollar as its reporting currency. All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

Principles of consolidation

The Financial Statements include the accounts of DIRTT Environmental Solutions Ltd. and its subsidiary. All intercompany balances, income and expenses, unrealized gains and losses and dividends resulting from intercompany transactions have been eliminated on consolidation.

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

4. LIQUIDITY

As at June 30, 2023, the Company had $18.9 million of cash on hand and C$12.3 million ($9.2 million) of available borrowings (December 31, 2022 - $10.8 million and C$7.2 million ($5.3 million) of available borrowings). Through the first six months of fiscal year 2023, the Company generated $2.8 million in cash flows provided from operations, compared to a cash usage of $36.8 million over the first six months of fiscal year 2022. The Company benefited from the receipt of $7.3 million of government subsidies during the first six months of 2023 (refer to Note 5).

We have implemented multiple price increases to mitigate the impact of inflation on raw materials. These actions have resulted in a meaningful improvement in our gross profit margins and higher net profit and have served to stabilize our cash usage to operate the business. Gross profit for the six months ended June 30, 2023, was $23.2 million, or 28.5%. This represents a meaningful improvement from the same period of 2022, which only generated gross profit of $9.6 million, or 11.5%, despite having 2% lower revenue during the first six months of 2023.

Over the past three quarters, we have executed upon several initiatives. First, in May 2023, we entered into an agreement with AWI (refer to Note 7) resulting in the receipt of $10.9 million of cash. Second, during March 2023, we entered into an agreement to sublease our Dallas DIRTT Experience Center (“DXC”) to one of our Construction Partners in that region. Under the sublease agreement, the subtenant has assumed responsibility for the monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through December 31, 2024, which will provide us annualized savings of approximately $1 million. We are continuing to evaluate other properties and expect these strategic initiatives to result in positive cash inflows in 2023 and 2024. Third, we completed a Private Placement (as defined herein) of common shares in November 2022, with certain significant shareholders and directors and officers of the Company to bridge cash requirements before the completion and closing of the noted strategic transactions.

While we are encouraged by our improved profitability and cash flow, we have continued to evaluate our fixed cost structure and overhead in light of recent macroeconomic uncertainty. Over the past year, we have implemented multiple restructuring initiatives (refer to Note 6) designed to align our cost structure with current expected levels of demand. In addition, the Company has reduced headcount by 147 employees, or approximately 15% from January 2022 through June 2023. The reduced overhead has served to offset the impact from the macroeconomic headwinds experienced over the past year.

Finally, we have assessed the Company’s liquidity position as at June 30, 2023 taking into account our sales outlook for the next year, our existing cash balances and available credit facilities. Based on this analysis we believe the Company has sufficient liquidity to support ongoing operations for the next twelve months.

5. COVID-19

The impact of the COVID-19 pandemic on our future consolidated results of operations remains uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future, including the impact of new variants); government actions taken in response to the pandemic, including required shutdowns or vaccine or testing mandates; the availability, acceptance, distribution and continued effectiveness of vaccines; the short-term and long-term impact on construction activity, including the effect on our customers’ demand for our interior construction systems; supply chain disruptions; rising inflation; labor shortages; sustained remote or hybrid work models; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life-sustaining activities and essential construction, we and certain of our customers or suppliers may be impacted by national, federal, state and provincial actions, orders and policies regarding the COVID-19 pandemic, including: temporary closures of non-life-sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary in each of the jurisdictions in which we operate. We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the three months ended June 30, 2023 or the years ended December 31, 2021 and December 31, 2022, but future events may require such charges which could have a material adverse effect on our financial condition, liquidity or results of operations.

Government subsidies

In the United States, the Employee Retention Credit (“ERC”) was established by Section 2301 of the Coronavirus Aid, Relief, and Economic Security Act to provide an incentive for employers to keep their employees on their payroll during COVID-19 closures. The ERC is a refundable payroll tax credit based on qualified wages paid by an eligible employer between March 12, 2020, and October 1, 2021 for companies experiencing a significant decline in gross receipts during a calendar quarter or having operations fully or partially suspended during the quarter due to COVID-19. During the third quarter of 2022, the Company determined it was eligible for the ERC for the first three quarters of 2021 and filed a claim for $7.3 million in payroll tax credits ($7.1 million net of expenses). As of June 30, 2023, all of the claimed $7.3 million of these credits (plus an additional $0.2 million of interest) have been received.

6. REORGANIZATION

During the year ended December 31, 2022, and continuing into 2023, the Company undertook a number of reorganization initiatives:

Closure of Phoenix Aluminum Manufacturing Facility (the “Phoenix Facility”)

On February 22, 2022, we commenced the process of closing our Phoenix Facility, shifting related manufacturing to both our Savannah and Calgary aluminum manufacturing facilities. During the first quarter of 2022, the Company incurred $1.0 million of accelerated depreciation, recorded in cost of sales, associated with the closure of the Phoenix Facility. The closure of the Phoenix Facility was substantially completed in the second quarter of 2022. The Company entered into a sublease arrangement for part of the Phoenix Facility during the second quarter of 2022, commencing July 1, 2022, which exceeds the contractual lease commitments under the Right of Use assets.

Workforce Reductions, Board and Management Changes

In February and July of 2022, we announced our intention to eliminate a portion of our salaried workforce including manufacturing and office positions along with other cost reduction initiatives. The Company’s Board of Directors was reconstituted following a contested proxy contest in April 2022 which was deemed a change of control under the Company’s insurance policy resulting in additional insurance expenditures. Further, the Company made changes to several executive officer roles during the year ended December 31, 2022. During the six months ended June 30, 2023, we continued to review costs and, in May 2023, eliminated additional salaried positions. These actions resulted in the Company incurring certain termination costs.

Temporary Suspension of Operations at Rock Hill, South Carolina (the “Rock Hill Facility”)

On August 23, 2022, we announced the temporary suspension of operations at our Rock Hill Facility, shifting related manufacturing to our Calgary manufacturing facility. Costs associated with this idle facility, included in cost of sales, were $0.4 million and $0.9 million for the three month and six month period ended June 30, 2023, respectively.

For the three and six months ended June 30, 2023, reorganization costs incurred continue to relate to the above mentioned initiatives:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Termination benefits	1,272	896	1,970	3,957
Insurance costs on change of control	-	3,691	-	3,691
Phoenix Facility closure	29	533	72	659
Other costs	164	43	494	548
Total reorganization costs	1,465	5,163	2,536	8,855

Reorganization costs in accounts payable and accrued liabilities at January 1, 2022	-
Reorganization expense	13,461
Reorganization costs paid	(11,184)
Reorganization costs in accounts payable and accrued liabilities at December 31, 2022	2,277
Reorganization expense	2,536
Reorganization costs paid	(2,826)
Reorganization costs in accounts payable and accrued liabilities at June 30, 2023	1,987

The $2.0 million payable relates to termination benefits.

7. GAIN ON SALE OF SOFTWARE AND PATENTS

On May 9, 2023, we entered into a Co-Ownership Agreement (the “Co-Ownership Agreement”) and Partial Patent Assignment Agreement with AWI. The agreements provide for a cash payment from AWI to the Company of $10.0 million, subject to certain routine closing conditions, in exchange for the partial assignment to AWI and resulting co-ownership of a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE software that is used by AWI (the “Applicable ICE Code”), including a 50% interest in the patent rights that relate to the Applicable ICE Code. Under the Co-Ownership Agreement, we also agreed to provide AWI a transfer of knowledge concerning the source code of the Applicable ICE Code. In exchange for completing the knowledge transfer, we will receive an additional cash payment of $1.0 million, which is expected to be received by early 2024. The Co-Ownership Agreement provides that we and AWI have separate exclusive fields of use and restrictive covenants with respect to the Applicable ICE Code and related intellectual property, which survive until either party elects to separate from its relationship with the other and for five years thereafter. We concurrently entered into an Amended and Restated Master Services Agreement (the “ARMSA”) with AWI, under which AWI has also prepaid certain development services to be provided by DIRTT. The ARMSA will automatically terminate if the Co-Ownership Agreement is terminated or expires, and may also be terminated if either party breaches the exclusive fields of use or restrictive covenants in the Co-Ownership Agreement.

The $10.0 million of proceeds on the sale of the 50% interest in the Applicable ICE code, pursuant to the Co-Ownership Agreement, was received during the quarter ended June 30, 2023. In accordance with US GAAP, the proceeds were first applied to the net book value of the related cost of software of $2.9 million and patents (other assets) of $0.9 million and the residual amount of $6.1 million was recognized as a gain in the profit and loss. Further, $0.9 million was received during the quarter as prepayment under the ARMSA which will be recognized into revenue as the performance obligation is met. Part of the proceeds of this transaction were used to settle one of our equipment leases of $1.6 million and resulted in the release of $0.4 million of restricted cash (refer to Note 10).

8. TRADE AND ACCRUED RECEIVABLES

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At June 30, 2023, approximately 77% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the six months ended June 30, 2023 no Construction Partners individually accounted for greater than 10% of revenue. For the three months ended June 30, 2023, one Construction Partner accounted for greater than 10% of revenue (none for the three or six months ended June 30, 2022). In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	June 30,	December 31,
	2023	2022
Current	14,115	12,381
Overdue	1,444	1,675
	15,559	14,056
Less: expected credit losses	(127)	(126)
	15,432	13,930

No adjustment to our expected credit losses of $0.1 million was required for the three or six months ended June 30, 2023. Receivables are generally considered to be past due when over 60 days old unless there is a separate payment arrangement in place for the collection of the receivable.

9. OTHER LIABILITIES

	As at,
	June 30, 2023	December 31, 2022
Warranty provisions (1)	1,085	1,278
DSU liability	567	594
Sublease deposits	184	139
Other provisions	-	45
Other liabilities	1,836	2,056

(1)
The following table presents a reconciliation of the warranty balance:

	June 30, 2023	December 31, 2022
As at January 1	1,278	1,451
Additions to warranty provision	493	1,134
Payments related to warranties	(493)	(1,307)
Adjustments to warranty provision	(193)	-
	1,085	1,278

10. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance on January 1, 2022	-	13,909	56,733	70,642
Issuances	-	647	-	647
Accretion of issue costs	-	-	676	676
Accrued interest	-	735	3,539	4,274
Interest payments	-	(735)	(3,688)	(4,423)
Principal repayments	-	(2,470)	-	(2,470)
Exchange differences	-	(274)	(3,637)	(3,911)
Balance at December 31, 2022	-	11,812	53,623	65,435
Current portion of long-term debt and accrued interest	-	2,561	745	3,306
Long-term debt	-	9,251	52,878	62,129

Balance on December 31, 2022	-	11,812	53,623	65,435
Accretion of issue costs	-	-	343	343
Accrued interest	-	316	1,708	2,024
Interest payments	-	(316)	(1,723)	(2,039)
Principal repayments	-	(2,835)	-	(2,835)
Exchange differences	-	9	1,252	1,261
Balance at June 30, 2023	-	8,986	55,203	64,189
Current portion of long-term debt and accrued interest	-	2,252	761	3,013
Long-term debt	-	6,734	54,442	61,176

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

On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility has a borrowing base of C$15 million and a one year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or the Canadian Dollar Offered Rate or Term Secured Overnight Financing Rate ("SOFR") plus 200 basis points plus the Term SOFR Adjustment (as defined in the amended loan agreement governing the Extended RBC Facility). Under the Extended RBC Facility, if the trailing twelve month FCCR is above 1.25 for three consecutive months, a cash balance equivalent to one-year's worth of Leasing Facilities payments must be maintained. At June 30, 2023, available borrowings are C$12.3 million ($9.2 million), calculated in the same manner as the RBC facility described above, of which no amounts have been drawn. The Company did not meet the three-month FCCR requirement during the second quarter of 2023 which resulted in requiring the restriction of $3.0 million of cash.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.3 million) has been drawn and C$3.7 million ($2.8 million) has been repaid, and a $14.0 million equipment leasing facility in the United States (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) of which $13.3 million has been drawn and $4.8 million has been repaid, each with RBC, and one of its affiliates, which are available for equipment expenditures and certain equipment expenditures already incurred. The Canadian Leasing Facility and the U.S. Leasing Facility, respectively, have seven and five-year terms and bear interest at 4.25% and 5.59%. The U.S. Leasing Facility is amortized over a six-year term and extendible at the Company’s option for an additional year.

The Company did not make any draws on the Leasing Facilities during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company received C$0.9 million ($0.7 million) under the Canada Leasing Facility. The associated financial liabilities are shown on the consolidated balance sheet in current portion of long-term debt and accrued interest and long-term debt.

As part of RBC's consent to the AWI transaction (refer to Note 7), one of the Canadian lease agreements of $1.6 million was fully settled using AWI proceeds. This resulted in the release of $0.4 million of restricted cash associated with the one year of payments on this lease, as described above.

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

11. STOCK-BASED COMPENSATION

In May 2020, shareholders approved the DIRTT Environmental Solutions Long Term Incentive Plan (the “2020 LTIP”). The 2020 LTIP replaced the predecessor incentive plans, being the Performance Share Unit Plan (“PSU Plan”) and the Amended and Restated Stock Option Plan (“Stock Option Plan”). Following the approval of the 2020 LTIP, no further awards will be made under either the Stock Option Plan or the PSU Plan, but both remain in place to govern the terms of any awards that were granted pursuant to such plans and remain outstanding.

In May 2023, shareholders approved the DIRTT Environmental Solutions Ltd. Amended and Restated Long-Term Incentive Plan (the “2023 LTIP”) at the annual and special meeting of shareholders. The 2023 LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, deferred share units, restricted shares, dividend equivalent rights, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2023 LTIP, the sum of (i) 12,350,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Company’s Amended and Restated Incentive Stock Option Plan (the “Stock Option Plan”) that, following May 30, 2023, expire or are cancelled or terminated without having been exercised in full have been reserved for issuance under the 2023 LTIP. Upon vesting of certain LTIP awards, the Company may withhold and sell shares as a means of meeting DIRTT’s tax withholding requirements in respect of the withholding tax remittances required in respect of award holders. To the extent the fair value of the withheld shares upon vesting exceeds the grant date fair value of the instrument, the excess amount is credited to retained earnings or deficit.

Deferred share units (“DSUs”) have historically been granted to non-employee directors under the Deferred Share Unit Plan for Non-Employee Directors (as amended and restated, the “DSU Plan”) and settleable only in cash. The 2023 LTIP gives the Company the ability to settle DSUs in either cash or common shares, while consolidating future share-based awards under a single plan. The terms of the DSU Plan are otherwise materially unchanged as incorporated into the 2023 LTIP. Effective May 30, 2023, no new awards will be made under the DSU Plan, but awards previously granted under the DSU Plan will continue to be governed by the DSU Plan. DSUs are settled following cessation of services with the Company.

Stock-based compensation expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Equity-settled awards	868	1,286	1,512	2,625
Cash-settled awards	(190)	40	(38)	3
	678	1,326	1,474	2,628

The following summarizes RSUs, Share Awards, PSUs, and DSUs activity during the periods:

	RSU Time-	RSU Performance-	Share
	Based	Based	Awards	PSU	DSU
	Number of	Number of	Number of	Number of	Number of
	units	units	units	units	units
Outstanding at December 31, 2021	3,216,536	1,021,739	-	157,200	361,577
Granted	2,140,605	863,279	162,682	-	386,083
Vested	(1,245,386)	(303,568)	(94,528)	-	(468,654)
Withheld to settle employee tax obligations	(526,259)	(242,460)	(68,154)	-	-
Forfeited	(685,229)	(502,628)	-	(157,200)	-
Outstanding at June 30, 2022	2,900,267	836,362	-	-	279,006
Outstanding at December 31, 2022	1,885,337	343,919	-	-	1,165,319
Granted	3,362,000	-	522,883	2,584,161	1,149,673
Vested or settled	(986,043)	(258,760)	(522,883)	-	(220,590)
Withheld to settle employee tax obligations	(64,230)	-	-	-	-
Forfeited	(79,407)	-	-	-	-
Expired	(1,059)	-	-	-	-
Outstanding at June 30, 2023	4,116,598	85,159	-	2,584,161	2,094,402

Restricted share units (time-based vesting)

Restricted share units that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant (“RSUs”). At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in 2022 and 2023 was C$2.37 and C$0.46 ($0.36), respectively, which was determined using the closing price of the Company’s common shares on their respective grant dates.

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

In the first quarter of 2023, 36,254 Share Awards were issued to a consultant as compensation for services rendered. During the quarter ended June 30, 2023, certain executives were issued Share Awards in lieu of cash paid variable incentive compensation. These Share Awards vested upon grant. The fair value of the Share Awards granted was C$0.49 ($0.34), which was determined using the closing price of the Company’s common shares on the grant date.

Performance share units

During the quarter ended June 30, 2023, certain executives were issued a strategic equity grant through Performance share units (“PSUs”). The performance period of the PSUs is from January 1, 2023 to December 31, 2026 with a cliff vesting term for December 31, 2026. 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of June 30, 2023, the fair value of these PSUs have been deemed to be nil based on the likelihood of achieving the targets compared to current results.

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the period. DSUs outstanding at June 30, 2023 had a fair value of $0.4 million which is included in other liabilities on the balance sheet (December 31, 2022 – $0.6 million).

Granted under the 2023 LITP

DSUs granted after May 30, 2023 (the "New DSUs") will be settled by way of the provision of cash or shares (or a combination thereof) to the Directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the DSUs granted in 2023 was $0.27, which was determined using the closing price of the Company’s common shares on the grant date. New DSUs outstanding at June 30, 2023 had a fair value of $0.2 million which is included in other liabilities on the balance sheet (December 31, 2022 – $nil).

Options

The following summarizes options forfeited during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2021	4,064,489	6.64
Forfeited	(2,520,220)	6.40
Outstanding at June 30, 2022	1,544,269	6.82
Outstanding at December 31, 2022	1,480,069	7.03
Forfeited	(906,638)	6.98
Outstanding and Exercisable at June 30, 2023	573,431	7.02

No options were granted during the three months and six months ended June 30, 2023.

Range of exercise prices outstanding and exercisable at June 30, 2023:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	average	average		average	average
	options	remaining	exercise	Number	remaining	exercise
Range of exercise prices		life	price C$	exercisable	life	price C$
C$6.01 – C$7.00	333,375	0.29	$6.44	333,375	0.29	$6.44
C$7.01 – C$7.84	240,056	0.88	$7.84	240,056	0.88	$7.84
Total	573,431			573,431

Dilutive Instruments

For the three months ended June 30, 2023, 2.2 million RSUs and PRSUs (2022 - 3.7 million), 0.7 million New DSUs (2022 - nil), 2.6 million PSUs (2022 - nil), 1.3 million shares relating to equity-settled Variable Pay Plan (“VPP”) (2022 - nil), and 221.3 million (2022 – 53.8 million) shares would be issued if the principal amount of the Debentures were settled in our common shares at the quarter end price and were included in the diluted EPS calculation. See Note 12 for the dilutive impact on net income per share.

For the six months ended June 30, 2023, 0.6 million options (2022 – 1.5 million), 4.2 million RSUs and PRSUs (2022 – 3.7 million), 0.7 million New DSUs (2022 - nil), 2.6 million PSUs (2022 - nil), 1.3 million shares relating to equity-settled VPP (2022 - nil), and 221.3 million shares which would be issued if the principal amount of the Debentures were settled in our common shares at the quarter end share price (2022 – 53.8 million) were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share.

12. EARNINGS PER SHARE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) per share - basic
Net income (loss) (thousands of U.S. dollars)	$2,206	$(19,288)	$(9,228)	$(42,330)
Weighted average number of shares outstanding (thousands of shares)	100,502	86,023	99,303	85,739
Net income (loss) per share (dollars)	$0.02	$(0.22)	$(0.09)	$(0.49)

Net income (loss) per share - diluted
Net income (loss) (thousands of U.S. dollars)	$2,206	$(19,288)	$(9,228)	$(42,330)
Interest on Convertible debentures	$857	NA	NA	NA
	$3,063	$(19,288)	$(9,228)	$(42,330)
Weighted average number of shares outstanding (thousands of shares)	100,502	86,023	99,303	85,739
Dilutive debentures on convertible debt (thousands of shares) (1)	221,324	-	-	-
Dilutive RSUs and PRSUs (thousands of shares) (2)	2,201	-	-	-
Dilutive New DSUs (thousands of shares) (3)	669	-	-	-
Dilutive PSUs (thousands of shares) (3)	2,584	-	-	-
Dilutive VPP (thousands of shares) (3)	1,296	-	-	-
Weighted average number of shares outstanding, assuming dilution (thousands of shares)	328,576	86,023	99,303	85,739
Net income (loss) per share (dollars)	$0.01	$(0.22)	$(0.09)	$(0.49)

(1) For the three and six months ended June 30, 2022, the Net income (loss) per share - diluted excludes the effect of 53.8 million shares related to the Debentures. For the six months ended June 30, 2023, the Net income (loss) per share - diluted excludes the effect of 221.3 million shares related to the Debentures. These would be issued if the principal amount of the Debentures were settled in our common shares at the quarter end price and are excluded as they would be anti-dilutive.

(2) For the three and six months ended June 30, 2022, the Net income (loss) per share - diluted excludes the effect of 5.5 million and 4.3 million RSUs and PRSUs, respectively. For the six months ended June 30, 2023, the Net income (loss) per share - diluted excludes the effect of 2.1 million RSUs and PRSUs. These would have the potential to dilute basic earnings per share.

(3) For the six months ended June 30, 2023, the Net income (loss) per share - diluted excludes the effect of 0.7 million New DSUs, 2.6 million PSUs, and 1.3 million shares relating to equity-settled VPP. These would have the potential to dilute basic earnings per share.

13. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 14 for the disaggregation of revenue by geographic region.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Product	38,710	38,098	70,191	71,291
Transportation	4,614	4,795	8,402	8,856
License fees from Construction Partners	210	198	417	395
Total product revenue	43,534	43,091	79,010	80,542
Installation and other services	1,219	1,610	2,451	2,445
	44,753	44,701	81,461	82,987

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
At a point in time	43,324	42,893	78,593	80,147
Over time	1,429	1,808	2,868	2,840
	44,753	44,701	81,461	82,987

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

Contract Liabilities

	As at
	June 30, 2023	December 31, 2022	December 31, 2021
Customer deposits	5,303	4,458	1,959
Deferred revenue	709	408	461
Contract liabilities	6,012	4,866	2,420

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was higher at June 30, 2023 compared to December 31, 2022 mainly due to the AWI transaction. Contract liabilities as at December 31, 2022 and 2021, respectively, totaling $4.7 million and $2.3 million were recognized as revenue during the six months ended June 30, 2023 and 2022, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Commercial	26,378	29,618	50,882	53,662
Healthcare	10,457	5,091	16,628	12,055
Government	3,268	5,041	5,975	8,322
Education	3,221	3,143	5,108	6,108
License fees from Construction Partners	210	198	417	395
Total product and transportation revenue	43,534	43,091	79,010	80,542
Installation and other services	1,219	1,610	2,451	2,445
	44,753	44,701	81,461	82,987

14. SEGMENT REPORTING

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

Revenue from external customers

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Canada	4,000	7,417	8,912	12,668
U.S.	40,753	37,284	72,549	70,319
	44,753	44,701	81,461	82,987

Non-current assets

	As at
	June 30, 2023	December 31, 2022
Canada	31,963	28,251
U.S.	50,379	53,277
	82,342	81,528

15. INCOME TAXES

As at June 30, 2023, the Company had a valuation allowance of $31.9 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2022 – $29.8 million).

16. COMMITMENTS

As at June 30, 2023, the Company had outstanding purchase obligations of approximately $3.8 million related to inventory and property, plant and equipment purchases (December 31, 2022 – $2.2 million). As at June 30, 2023, the Company had undiscounted operating lease liabilities of $61.2 million (December 31, 2022 – $48.7 million).

17. RELATED PARTY TRANSACTIONS

On March 15, 2023, the Company entered into a Debt Settlement Agreement (the "Debt Settlement Agreement") with 22NW Fund, LP ("22NW") and Aron English, 22NW's principal and a director of DIRTT, (together, the "22NW Group") who, collectively, beneficially own approximately 19.5% of the Company's issued and outstanding common shares. Pursuant to the Debt Settlement Agreement, the Company agreed to reimburse the 22NW Group for the costs incurred by the 22NW Group in connection with the contested director election at the annual and special meeting of shareholders of the Company held on April 26, 2022, being approximately $1.6 million (the "Debt").

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

In connection with the Debt Settlement Agreement, on March 15, 2023, the Company entered into a share issuance agreement with the 22NW Group, pursuant to which the Company agreed to repay the Debt with the issuance to the 22NW Group of 3,899,745 common shares at a deemed price of $0.40 per common share, subject to approval by the Company’s shareholders.

At the Annual General Meeting on May 30, 2023, shareholders voted to approve the issuance of common shares, and on June 2, 2023, the Company issued 3,899,745 common shares to 22NW Group as repayment for the Debt.

Other related party transactions for the three and six months ended June 30, 2023, relate to the sale of DIRTT products and services to the 22NW Group for $nil and $0.3 million, respectively. The sale to 22NW Group was based on price lists in force and terms that are available to all employees.

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

DIRTT’s proprietary design integration software, ICE® (“ICE” or “ICE software”), translates the vision of architects and designers into a 3D model that also acts as manufacturing information. ICE is also licensed to unrelated companies and Construction Partners of the Company. As of May 9, 2023, AWI owns a 50% interest in the rights, title and interests in all the intellectual property rights in a portion of the ICE Software that is used by AWI.

Key Second Quarter Highlights

•
Revenues for the quarter ended June 30, 2023 were $44.8 million, an increase of $0.1 million or 0.1% from $44.7 million for the same period in 2022, and a $8.0 million or 22% increase from the first quarter of 2023. Compared to the same period in 2022, the increase in revenue is driven by an increase in pricing, but offset by a decrease in total order volume. Compared to the first quarter of 2023, second quarter activity is higher, in line with seasonal demand patterns and timing of project schedules.
•
Gross profit and gross profit margin for the quarter ended June 30, 2023 was $14.6 million or 32.5% of revenue, an increase of $8.3 million or 132% from $6.3 million or 14.0% of revenue for the quarter ended June 30, 2022 and an increase of $5.9 million or 68% from $8.7 million or 23.7% of revenue for the first quarter of 2023. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the three months ended June 30, 2023 was $16.2 million. This represents a $7.7 million or 91% increase over the comparative period in 2022 and $5.7 million or 55% from the first quarter of 2023. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the second quarter of 2023 was 36.2%, a 1,723 bps improvement over the comparative period and 772 bps improvement from the first quarter of 2023. The increase in Adjusted Gross Profit and Adjusted Gross Profit Margin compared to the previous and comparative quarters is due to having better leverage over fixed costs through price increases and reduced fixed costs. General inflation in services and labor costs have been offset by the favorable impact from the weakening Canadian dollar during the quarter.
•
During the second quarter of 2023, we eliminated approximately 4% of our salaried workforce office positions which we expect to yield annualized savings of approximately $2.6 million. One-time costs associated with these reductions during the quarter totaled $0.7 million and is included in reorganization expenses.
•
On May 9, 2023, we entered into the Co-Ownership Agreement and Partial Patent Assignment Agreement with AWI. We concurrently entered into the ARMSA with AWI, under which AWI has also prepaid certain development services to be provided by DIRTT. Through these arrangements we received $10.9 million of cash and recognized a gain on the sale of software and patents of $6.1 million during the quarter ended June 30, 2023.

•
Net income for the second quarter of 2023 was $2.2 million compared to a $19.3 million net loss for the same period of 2022. The higher income is primarily the result of the higher gross profit margin of $8.3 million (as explained above), a $8.7 million reduction in operating expenses including a $3.7 million reduction in reorganization costs, a $6.1 million one-time gain on sale of software and patents, a $0.1 million increase in interest income and $0.1 million decrease in interest expense, offset by a $1.9 million increase in foreign exchange loss.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the second quarter of 2023 was $1.9 million or 4.1%, an improvement of $11.3 million from a $9.4 million loss or (21.1)% for the second quarter of 2022. This improvement was driven by the price increases and improved product mix discussed above, as well as the cost reduction measures taken by the Company over the previous year. The gain on sale of software and patents to AWI was excluded from Adjusted EBITDA as this is considered non-recurring and not indicative of ongoing Company performance.
•
Approximately $3.8 million of cash was provided by operating activities in the second quarter of 2023 compared to $17.8 million of cash used in the second quarter of 2022. Our cashflow has improved compared to earlier quarters due to improved gross margin, our cost reduction initiatives and strategic actions and careful working capital management. This quarter, our cashflow also benefited from the receipt of $2.6 million from the ERC government subsidy.

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

We have also increased the scrutiny on the expected timing of orders that are expected to be delivered between six and twelve months in the future. This has resulted in a decrease in our forward twelve-month pipeline, illustrated in the table below.

	As at
	July 1, 2023	January 1, 2023	% Change	July 1, 2022	% Change
Twelve Month Forward Pipeline ($ 000s)
Commercial	145,750	141,293	3%	158,306	(8%)
Healthcare	35,124	55,719	(37%)	48,093	(27%)
Government	29,724	32,313	(8%)	30,718	(3%)
Education	9,260	17,201	(46%)	19,017	(51%)
	219,858	246,526	(11%)	256,134	(14%)
Leads (#)	872	721	21%	417	109%

Our current twelve month forward pipeline has a higher mix of projects that are further along in the order cycle, and thus we believe our current presentation is a better reflection of future revenue. It should be noted that our total pipeline, including those orders expected to place beyond twelve months, has remained flat year over year.

Our qualified leads being pursued with expected projects in the next twelve months was 872 as of July 1, 2023, as compared to 721 at January 1, 2023 and 417 as of July 1, 2022. The Company has increased its qualified leads as a result of the implementation of our customer relationship management system, as well as improved communication and collaboration to our commercial organization.

Despite this new pipeline presentation, we have not changed our view on near to mid-term growth for the Company, discussed below within the “Outlook” section.

Outlook

Through the first six months of 2023 we have seen continued volatility in economic conditions, especially in regions with concentrated sales to the technology and banking sectors. These conditions included layoffs in the technology sector, reduction in short-term needs for office space, and increasing interest rates impacting borrowings, resulting in certain larger projects that were planned for the first two quarters of 2023 being deferred or canceled.

In response, and as discussed in our previous 10-Q filing, we identified and took action to reduce annualized overhead costs by $5.0 million during the first quarter of 2023. Further, on May 8, 2023, the Company reduced its salaried workforce, resulting in annualized savings of $2.6 million. One-time costs associated with these reductions, incurred in the second quarter of 2023 were approximately $0.7 million.

In some aspects, the aforementioned macroeconomic uncertainty has subsided. Various inflation metrics have improved over the three months ended June 30, 2023 and certain recession indicators have eased. We have seen improved demand for our products, beginning in mid-April. From May 1 to June 30, 2023, the Company generated $33.3 million in total revenue and an associated $3.5 million in Adjusted EBITDA, with Adjusted Gross Profit during the same period of 39.2%. Further, we have been awarded several large projects during the second quarter of 2023, including Bechtel and Visa, which began to order during the second quarter of 2023, with Apache expected to order during the second half of 2023. These projects are expected to deliver an aggregate of $10 to $15 million in revenue during 2023.

Total revenue for the second quarter of 2023 increased by approximately $8.0 million, or 22% from the first quarter of 2023. We expect a sequential increase in revenue in the third quarter of 2023 over the second quarter of 2023, though not to the same extent.

For fiscal 2023, we continue to project low to mid-single digit growth in total revenue over 2022, a trend we expect to continue into 2024 based on our current twelve month forward pipeline.

We have meaningfully reduced our cost footprint and lowered our estimated revenue breakeven point. In tandem with the improved gross profit percentages and the cash initiatives discussed above, we believe we are positioned to weather the current macroeconomic conditions, while continuing to invest in our technology and commercial organizations. We will continue to evaluate our cost structure and respond to the inflationary impacts to labor, materials and services in an efficient manner consistent with our goal to maintain healthy gross profit and Adjusted EBITDA margins.

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

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), the impact of under-utilized capacity on gross profit, tax consequences, reorganization expense, one-time non-recurring charges or gains (such as gain on sale of software and patents), and stock-based compensation. We remove the impact of all foreign exchange from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. We remove the impact of under-utilized capacity from gross profit, and fixed production overheads are allocated to inventory on the basis of normal capacity of the production facilities. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA.

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

Adjusted EBITDA

EBITDA adjusted to remove foreign exchange gains or losses; impairment expenses; reorganization expenses; stock-based compensation expense; government subsidies; one-time, non-recurring charges and gains; and any other non-core gains or losses

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

Results of Operations

Three and Six Months Ended June 30, 2023, Compared to the Three and Six Months Ended June 30, 2022

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in thousands)			($ in thousands)
Revenue	44,753	44,701	0	81,461	82,987	(2)
Gross Profit(1)	14,557	6,276	132	23,239	9,563	143
Gross Profit Margin	32.5%	14.0%		28.5%	11.5%
Operating Expenses
Sales and Marketing	6,626	7,777	(15)	12,141	15,005	(19)
General and Administrative	5,501	6,877	(20)	11,334	14,870	(24)
Operations Support	1,822	2,528	(28)	3,812	5,026	(24)
Technology and Development	1,277	1,879	(32)	2,816	4,019	(30)
Stock-Based Compensation	678	1,326	(49)	1,474	2,628	(44)
Reorganization	1,465	5,163	(72)	2,536	8,855	(71)
Related Party Expense (recovery)	(532)	-	100	1,524	-	100
Total Operating Expenses	16,837	25,550	(34)	35,637	50,403	(29)
Operating Loss	(2,280)	(19,274)	(88)	(12,398)	(40,840)	(70)
Operating Margin	(5.1)%	(43.1)%		(15.2)%	(49.2)%
Government subsidies	88	49	80	236	624	(62)
Gain on sale of software and patents	6,145	-	NA	6,145	-	NA
Foreign exchange (loss) gain	(620)	1,246	(150)	(881)	514	(271)
Interest income	106	20	430	110	31	255
Interest expense	(1,233)	(1,329)	(7)	(2,440)	(2,659)	(8)
	4,486	(14)	32,143	3,170	(1,490)	(313)
Net income (loss) before tax	2,206	(19,288)	111	(9,228)	(42,330)	78
Current and deferred income tax expense (recovery)	-	-	NA	-	-	NA
	-	-	NA	-	-	NA
Net income (loss)	2,206	(19,288)	111	(9,228)	(42,330)	78

(1) Gross Profit for the six months ended June 30, 2022, includes $1.1 million of accelerated depreciation and amortization on software associated with discontinued product lines and the closure of the Phoenix Facility

Revenue

Revenue reflects sales to our Construction Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in thousands)			($ in thousands)
Product	38,710	38,098	2	70,191	71,291	(2)
Transportation	4,614	4,795	(4)	8,402	8,856	(5)
License fees from Construction Partners	210	198	6	417	395	6
Total product revenue	43,534	43,091	1	79,010	80,542	(2)
Installation and other services	1,219	1,610	(24)	2,451	2,445	0
	44,753	44,701	0	81,461	82,987	(2)

Beginning in 2020, we experienced significant increases in nearly all of our material input costs, including raw materials, shipping materials, labor, and freight. This led to significant gross margin compression in 2021 and 2022. Effective November 16, 2021, DIRTT increased product and transportation prices on new projects by approximately 6.5%. On February 17, 2022, we implemented a further price increase of 5% that came into effect June 1, 2022. On

June 21, 2022 an additional price increase of 10% was announced effective July 21, 2022. These increases have improved revenue and profitability through better recovery of the material input costs previously discussed.

Revenue for the six months ended June 30, 2023, was $81.5 million, a decrease of $1.5 million compared to $83.0 million in the comparative period of 2022. The first six months of 2023 were impacted by macroeconomic conditions, including layoffs in the tech sector and rising interest rates, both of which have had an impact on our pipeline. For example, one large project with a customer in the technology sector that was originally scheduled for the first quarter of 2023 was deferred indefinitely. During the quarter ended June 30, 2023, revenue was $44.8 million, an increase of $0.1 million compared to the comparative period of 2022 of $44.7 million.

Installation and other services revenue was $1.2 million for the quarter ended June 30, 2023 compared to $1.6 million in the quarter ended June 30, 2022 and $2.5 million in the six months ended June 30, 2023 compared to $2.4 million in the same period of 2022. This revenue primarily reflects services performed by our ICE and design teams for third parties. Except in limited circumstances, our Construction Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At June 30, 2023, we had 68 (March 31, 2023: 67; December 31, 2022: 67) Construction Partners servicing multiple locations. In March 2023, we announced the expansion of six of our DIRTT Construction Partners into new markets as we expand the reach of DIRTT products in North America.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. While the commercial sector has been challenged by the macroeconomic factors discussed previously, we are seeing increased growth in our healthcare sector, as an increase in new construction starts and the heightened need for adaptability and flexibility in the years after COVID-19 have increased the demand for our products. We continue to see growth opportunities in the government and education sectors and have restructured our sales leadership function, prioritizing oversight of these verticals.

The following table presents our product and transportation revenue by vertical market:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in thousands)			($ in thousands)
Commercial	26,378	29,618	(11)	50,882	53,662	(5)
Healthcare	10,457	5,091	105	16,628	12,055	38
Government	3,268	5,041	(35)	5,975	8,322	(28)
Education	3,221	3,143	2	5,108	6,108	(16)
License fees from Construction Partners	210	198	6	417	395	6
Total product revenue	43,534	43,091	1	79,010	80,542	(2)
Service revenue	1,219	1,610	(24)	2,451	2,445	0
	44,753	44,701	0	81,461	82,987	(2)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in %)		(in %)
Commercial	61	69	65	67
Healthcare	24	12	21	15
Government	8	12	8	10
Education	7	7	6	8
Total Product Revenue(1)	100	100	100	100

(1) Excludes license fees from Construction Partners.

Commercial revenues decreased by 11% from the prior year period. Revenues in the second quarter of 2022 were higher as customers placed orders and accelerated deliveries prior to the 10% price increase that was implemented in July 2022. Healthcare revenues increased by 105% in the second quarter of 2023 from the same period of 2022. The quarter ended June 30, 2023 includes two large healthcare customers totaling $5.6 million. Such sales tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. Government revenues in the second quarter of 2023 decreased by 35% from the prior period. Similar to healthcare, government revenues tend to be larger individual projects. Education sales in the second quarter of 2023 were consistent with the prior year period at $3.2 million. Both healthcare and education sectors included a higher magnitude of smaller projects in the second quarter of 2023 than in the second quarter of 2022.

For the six months ended June 30, 2023 commercial revenues decreased by 5% from the prior year period. Healthcare revenues increased by 38% in the first half of 2023 from the same period of 2022. Government revenues decreased by 28% from the prior year period. Education sales in the first half of 2023 were down 16% from 2022. Both the healthcare and education sectors included a higher magnitude of smaller projects in 2023 than 2022. During 2023, we have experienced an increase in quotes for healthcare and education related projects, but these tend to have longer project lifecycles than commercial projects.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in thousands)			($ in thousands)
Canada	4,000	7,417	(46)	8,912	12,668	(30)
U.S.	40,753	37,284	9	72,549	70,319	3
	44,753	44,701	0	81,461	82,987	(2)

Historically, approximately 15-25% and 75-85% of revenues are derived from sales to Canada and the United States, respectively.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.2 million to $6.6 million for the three months ended June 30, 2023, from $7.8 million for the three months ended June 30, 2022 and $2.9 million to $12.1 million for the six months ended June 30, 2023 from $15.0 million from the same period of 2022. The decreases were largely related to a realignment of back office support and territory coverage and cost structure with current demand levels. We expect to increase the investment in this function during 2023 in order to support organic revenue growth. We incurred $0.4 million in costs associated with Connext, our annual open house event in Chicago, Illinois, which coincided with a major commercial interior show in North America, NeoCon.

General and Administrative Expenses

General and administrative expenses decreased by $1.4 million to $5.5 million for the three months ended June 30, 2023 from $6.9 million for the three months ended June 30, 2022. The decrease was primarily related to a decrease in professional services of $1.3 million, which included $0.3 million related to the costs of the contested director elections, and an additional $0.1 million decrease in communications costs associated with our cost savings initiatives.

For the six months ended June 30, 2023, general and administrative expenses decreased $3.5 million to $11.3 million from $14.9 million driven by a $3.1 million reduction in professional services which included $1.8 million related to the costs of the contested director elections, a $0.2 million reduction in office and communication costs and a $0.4 million reduction in depreciation.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Construction Partner project execution and our manufacturing operations. Operations support expenses decreased by $0.7 million from $2.5 million for the three months ended June 30, 2022 to $1.8 million for the three months ended June 30, 2023. The decrease was primarily due to a $0.6 million decrease in salaries and benefits costs associated with the planned headcount reductions as part of our cost savings initiatives. Operations support expenses decreased $1.2 million for the six months ended June 30, 2023 to $2.8 million from $4.0 million in the same period of 2022 mostly related to a $1.2 million decrease in salaries and benefits costs.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses decreased by $0.6 million to $1.3 million for the three months ended June 30, 2023, compared to $1.9 million for the three months ended June 30, 2022, primarily related to decreased salaries and benefits costs associated with the planned headcount reductions as part of our cost savings initiatives. For the six months ended June 30, 2023, technology and development costs decreased by $1.2 million to $2.8 million from $4.0 million in the same period of 2022 related to a decrease in salaries and benefits costs and an increase in capitalized software development costs.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2023 was $0.7 million and $1.5 million, respectively, compared to $1.3 million and $2.6 million in the same periods of 2022. The decrease was largely due to grants of RSUs and share awards which occurred in the first quarter of 2022 but in 2023 were granted in the second quarter. Grants for RSUs in lieu of cash compensation to the Company’s interim Chief Executive Officer in 2022 were not repeated in 2023. DSUs were granted to the Board of Directors, lowered by the impact of fair value adjustments on cash settled awards as a result of our share price decreasing during the quarter ended June 30, 2023.

Reorganization

Reorganization expenses for the quarter of $1.5 million decreased from $5.2 million in the prior period. Current quarter costs relate primarily to termination costs associated with actions taken to streamline our back office and operational support functions, as discussed herein and in our quarterly report on Form 10-Q for the period ended March 31, 2023, which are expected to contribute $2.6 million in annualized savings. Second quarter of 2022 reorganization costs were driven by the closure of Phoenix Facility and the one-time costs associated with a reduction of salaried workforce and two executives.

Reorganization costs decreased to $2.5 million for the six months ended June 30, 2023 from $8.9 million for the same period of 2022. Six month costs in 2023 relate primarily to termination costs discussed above while the costs in 2022 relate to expenditures in closing the Phoenix Facility and costs associated with workforce reductions and changes in management.

Related Party Expense (Recovery)

On March 15, 2023, the Company entered into a Debt Settlement Agreement (the "Debt Settlement Agreement") with 22NW Fund, LP ("22NW") and Aron English, 22NW's principal and a director of DIRTT, (together, the "22NW Group") who, collectively, beneficially own approximately 19.5% of issued and outstanding common shares. Pursuant to the Debt Settlement Agreement, the Company agreed to reimburse the 22NW Group for the costs incurred by the 22NW Group in connection with the contested director election at the annual and special meeting of shareholders of the Company held on April 26, 2022, being $1.6 million (the "Debt").

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

In connection with the Debt Settlement Agreement, on March 15, 2023, the Company entered into a share issuance agreement with the 22NW Group, pursuant to which the Company agreed to repay the Debt with the issuance to the 22NW Group of 3,899,745 common shares at a deemed price of $0.40 per common share, subject to approval by shareholders.

At the Annual General Meeting on May 30, 2023 shareholders voted to approve the issuance of common shares, and on June 2, 2023, the Company issued 3,899,745 common shares to 22NW Group as repayment for the Debt. Upon settlement, the debt was revalued at the higher of the deemed price of $0.40 per common share and the May 30, 2023 market price of $0.38 per common share resulting in a recovery from the balance recorded at March 31, 2023 which had been valued at a price of $0.53 per common share.

Government Subsidies

The Company was not eligible and did not receive any new government subsidies in the quarter ended June 30, 2023. The Company received $0.2 million of interest with the collection of the ERC during the six months ended June 30, 2023.

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

Gain on sale of software and patents

On May 9, 2023, we entered into the Co-Ownership Agreement and Partial Patent Assignment Agreement with AWI. The agreements provide for a cash payment from AWI to the Company of $10.0 million, subject to certain routine closing conditions, in exchange for the partial assignment to AWI and resulting co-ownership of a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE software that is used by AWI (the “Applicable ICE Code”), including a 50% interest in the patent rights that relate to the Applicable ICE Code. We also agreed under the Co-Ownership Agreement to provide AWI a transfer of knowledge concerning the source code of the Applicable ICE Code. In exchange for completing the knowledge transfer, we will receive an additional cash payment of $1.0 million, which is expected to be received by early 2024. The Co-Ownership Agreement provides that we and AWI have separate exclusive fields of use and restrictive covenants with respect to the Applicable ICE Code and related intellectual property which survive until either party elects to separate from its relationship with the other and for five years thereafter. We concurrently entered into the ARMSA with AWI, under which AWI has also prepaid for certain development services to be provided by DIRTT. The ARMSA will automatically terminate if the Co-Ownership Agreement is terminated or expires, and may also be terminated if either party breaches the exclusive fields of use or restrictive covenants in the Co-Ownership Agreement.

The $10.0 million of proceeds from the Co-Ownership Agreement was received during the quarter ended June 30, 2023. In accordance with US GAAP, the proceeds were first applied to the net book value of the related cost of software and patents (other assets) and the residual amount of $6.1 million was recognized as a gain in the profit and loss. Further, $0.9 million was received during the quarter ended June 30, 2023 as prepayment under the ARMSA. Part of the proceeds of this transaction were used to settle one of our equipment leases of $1.6 million and resulted in the release of $0.4 million of restricted cash.

Interest Expense

Interest expense decreased by $0.1 million from $1.3 million in the quarter ended June 30, 2022 to $1.2 million in the quarter ended June 30, 2023 and by $0.2 million for the six months ended June 30, 2023 to $2.4 million due to foreign exchange impacts and the decrease in equipment lease balances due to principal repayments.

Income Tax

The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. As at June 30, 2023 the Company had a valuation allowance of $31.9 million (December 31, 2022: $29.8 million) against deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada and the United States to fully deduct historical losses. As at June 30, 2023, we had C$106.9 million of non-capital loss carry-forwards in Canada and $60.5 million in the United States. These loss carry-forwards will begin to expire in 2032.

Net Income (Loss)

Net income increased to $2.2 million or $0.01 per share in the three months ended June 30, 2023 from a net loss of $19.3 million or $0.22 net loss per share for the three months ended June 30, 2022. The decreased loss is primarily the result of an $8.3 million increase in gross profit, a $8.7 million decrease in operating expenses, including a $3.7 million decrease in reorganization expenses, a one-time gain of $6.1 million on the sale of software and patents, a $0.1 million decrease in interest expense and a $0.1 million increase in interest income, offset by a $1.9 million increase in foreign exchange loss.

Net loss decreased to $9.2 million or $0.09 net loss per share in the six months ended June 30, 2023 from a net loss of $42.3 million or $0.49 net loss per share for the six months ended June 30, 2022. The decreased loss is primarily the result of an $13.7 million increase in gross profit, a $14.8 million decrease in operating expenses (including a $6.3 million decrease in reorganization expenses, and a decrease of $1.8 million of incremental professional fees as described previously), a one-time gain of $6.1 million on the sale of software and patents, a $0.2 million decrease in interest expense, a $0.1 million increase in interest income, offset by a $1.4 million increase in foreign exchange loss and a $0.4 million decrease in government subsidies.

EBITDA and Adjusted EBITDA for the Three and Six Months Ended June 30, 2023 and 2022

The following table presents a reconciliation for the results of the three and six months ended June 30, 2023 and 2022 of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
Net income (loss) for the period	2,206	(19,288)	(9,228)	(42,330)
Add back (deduct):
Interest expense	1,233	1,329	2,440	2,659
Interest income	(106)	(20)	(110)	(31)
Depreciation and amortization	2,524	3,344	5,199	7,966
EBITDA	5,857	(14,635)	(1,699)	(31,736)
Foreign exchange (gain) loss	620	(1,246)	881	(514)
Stock-based compensation	678	1,326	1,474	2,628
Government subsidies	(88)	(49)	(236)	(624)
Related party expense (recovery) (2)	(532)	-	1,524	-
Reorganization expense	1,465	5,163	2,536	8,855
Gain on sale of software and patents(3)	(6,145)	-	(6,145)	-
Adjusted EBITDA	1,855	(9,441)	(1,665)	(21,391)
Net Income (Loss) Margin(1)	4.9%	(43.1)%	(11.3)%	(51.0)%
Adjusted EBITDA Margin	4.1%	(21.1)%	(2.0)%	(26.3)%

(1) Net income (loss) divided by revenue.

(2) The related party transaction is a non-recurring transaction that is not core to our business and is excluded from the Adjusted EBITDA calculation (Refer to Note 17 of the consolidated interim financial statements).

(3) The Gain on sale of software and patents in a non-recurring transaction that is not core to our business and is excluded from the Adjusted EBITDA calculation (Refer to Note 7 of the consolidated interim financial statements).

For the three months ended June 30, 2023, Adjusted EBITDA and Adjusted EBITDA Margin increased by $11.3 million to $1.9 million or 4.1% from a $9.4 million loss or (21.1)% in the same period of 2022. This primarily reflects an $8.3 million increase in Adjusted Gross Profit, a decrease of $1.5 million of incremental professional fees as described previously, a $1.6 million decrease in salaries and benefits costs, a $0.5 million decrease in office, building and communication costs, and a $0.4 million decrease in travel and entertainment costs in the quarter.

For the six months ended June 30, 2023, Adjusted EBITDA and Adjusted EBITDA Margin increased by $19.7 million to a $1.7 million loss or (2.0)% from a $21.4 million loss or (26.3)% in the same period of 2022. This primarily reflects a $11.4 million increase in Adjusted Gross Profit, a decrease of $3.1 million of professional fees, a $4.0 million decrease in salaries and benefits costs, a $0.6 million decrease in travel and entertainment costs, a $0.4 million decrease in marketing costs and a $0.4 million decrease in other costs.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Six Months Ended June 30, 2023 and 2022

The following table presents a reconciliation for the three and six months ended June 30, 2023 and 2022 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
Gross profit	14,557	6,276	23,239	9,563
Gross profit margin	32.5%	14.0%	28.5%	11.5%
Add: Depreciation and amortization expense	1,643	2,188	3,425	5,660
Adjusted Gross Profit	16,200	8,464	26,664	15,223
Adjusted Gross Profit Margin	36.2%	18.9%	32.7%	18.3%

For the quarter ended June 30, 2023, gross profit and gross profit margin increased to $14.6 million or 32.5% from $6.3 million or 14.0% for the prior period. Adjusted Gross Profit and Adjusted Gross Profit Margin increased 91% to $16.2 million or 36.2% for the three months ended June 30, 2023, from $8.5 million or 18.9% for the three months ended June 30, 2022.

For the six months ended June 30, 2023, gross profit and gross profit margin increased to $23.2 million or 28.5% from $9.6 million or 11.5% for the prior period. Adjusted Gross Profit and Adjusted Gross Profit Margin increased 75% to $26.7 million or 32.7% for the six months ended June 30, 2023, from $15.2 million or 18.3% for the six months ended June 30, 2022. Gross profit for the six months ended June 30, 2022 included $1.1 million of accelerated depreciation and amortization arising from change in useful lives of the Phoenix Facility's equipment.

The improvement in Adjusted Gross Profit was a result of improved product mix, a reduction in fixed costs, management of labor hours throughout the period and the impact of the price increases to offset the inflationary impacts on material costs. Labor decreased $1.9 million and $3.3 million and fixed costs decreased $1.0 million and $1.9 million, respectively, for the quarter and six months ended June 30, 2023 as we closed our Phoenix Facility during the second quarter of 2022 and temporarily suspended operations in our Rock Hill Facility in the third quarter of 2022, as well as cost reduction initiatives taken impacting our overheads. Idle facility costs related to the Rock Hill Facility incurred since suspension of operations of $0.4 million and $0.9 million for the three and six months ended June 30, 2023 are included in cost of sales.

Liquidity and Capital Resources

As at June 30, 2023, the Company had $18.9 million of cash on hand and C$12.3 million ($9.2 million) of available borrowings (December 31, 2022 - $10.8 million and C$7.2 million ($5.3 million) of available borrowings). Through the first six months of fiscal 2023, the Company generated $2.8 million in cash flows provided from operations, compared to a cash usage of $36.8 million over the first six months of fiscal 2022. The Company benefited from the receipt of $7.3 million of government subsidies during the first half of 2023.

We have implemented multiple price increases to mitigate the impact of inflation on raw materials. These actions have resulted in a meaningful improvement in our gross profit margins and higher net profit and have served to stabilize our cash usage to operate the business. Gross profit for the six months ended June 30, 2023, was $23.2 million, or 28.5%. This represents a meaningful improvement from the same period of 2022, which only generated gross profit of $9.6 million, or 11.5%, despite having 2% lower revenue during fiscal 2023.

Over the past three quarters, we have executed upon several initiatives. First, in May 2023, we entered into an agreement with AWI resulting in the receipt of $10.9 million of cash. Second, during March 2023, we entered into an agreement to sublease our Dallas DIRTT Experience Center (“DXC”) to one of our Construction Partners in that region. Under the sublease agreement, the subtenant has assumed responsibility for the monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through December 31, 2024, providing us annualized savings of approximately $1 million. We are continuing to evaluate other properties and expect these strategic initiatives to result in positive cash inflows in 2023 and 2024. Third, we completed a Private Placement (as defined herein) of common shares in November 2022, with certain significant shareholders and directors and officers of the Company to bridge cash requirements before the completion and closing of the noted strategic transactions. The Company entered into irrevocable subscription agreements with its two largest shareholders, 22NW and 726 and all the directors and officers of the Company on November 14, 2022 to issue 8.7 million shares for gross consideration of $2.8 million (the "Private Placement"). The Private Placement closed on November 30, 2022. In addition, in connection with the Private Placement, 22NW and 726, or their principals, have irrevocably committed to backstopping any rights offering occurring by the Company within twelve months of closing the Private Placement in the aggregate amount of $2.0 million.

While we are encouraged by the improved profitability and cash flow, we have continued to evaluate our fixed cost structure and overhead in light of recent macroeconomic uncertainty. Over the past year, we have implemented multiple restructuring initiatives designed to align our cost structure with current expected levels of demand. In addition, the Company has reduced headcount by 147 employees, or approximately 15% from January 2022 through June 2023. The reduced overhead has served to offset the impact from the macroeconomic headwinds experienced over the past year.

We have assessed the Company’s liquidity as at June 30, 2023 taking into account our sales outlook for the next twelve months in combination with existing cash balances and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next 12 months. However, a number of factors, including the macroeconomic factors discussed above could adversely impact our liquidity over such period.

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

In February 2021, we entered into the RBC Facility, a C$25.0 million senior secured revolving credit facility with RBC. Under the RBC Facility, the “Borrowing Base” is a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. On February 9, 2023, the Company extended the RBC Facility. The Extended RBC Facility has a borrowing base of C$15 million and a one year term. Available borrowings under the Extended RBC Facility at June 30, 2023 were C$12.3 million ($9.2 million).

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

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
Net cash flows provided by (used in) operating activities	3,756	(17,800)	2,768	(36,842)
Net cash flows provided by (used in) investing activities	8,730	(1,331)	7,747	(2,951)
Net cash flows used in financing activities	(2,193)	(63)	(2,861)	(890)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(13)	54	(49)	220
Net increase (decrease) in cash, cash equivalents and restricted cash	10,280	(19,140)	7,605	(40,463)
Cash, cash equivalents and restricted cash, beginning of period	11,564	42,085	14,239	63,408
Cash, cash equivalents and restricted cash, end of period	21,844	22,945	21,844	22,945

Operating Activities

Net cash flows provided by operating activities were $3.8 million for the three months ended June 30, 2023 compared to $17.8 million used in the same period of 2022. The improvement in cash flow used in operations is largely due to the $11.3 million increase in Adjusted EBITDA, a $3.7 million decrease in reorganization expenses, and a $4.4 million net decrease in working capital comprising a $1.8 million decrease in routine working capital and a $2.6 million decrease in other receivables relating to the ERC claim.

Net cash flows provided by operating activities were $2.8 million for the six months ended June 30, 2023 compared to $36.8 million used in the same period of 2022. The improved cash flow from operations was driven by the $19.7 million increase in Adjusted EBITDA, a $6.3 million decrease in reorganization expenses, and a $13.6 million net decrease in working capital comprising $6.3 million decrease in routine working capital and a $7.3 million decrease in other receivables relating to the ERC claim. In the first half of 2023, we have continued to draw down on our inventory supply built up in the first half of 2022.

Investing Activities

Cash flow provided by investing activities during the three and six months ended June 30, 2023 benefited from $10.0 million of proceeds from the AWI transaction during the second quarter of 2023.

We invested $0.7 million and $1.0 million in property, plant and equipment during the three and six months ended June 30, 2023, respectively compared to $0.9 million and $1.9 million, respectively, during the three and six months ended June 30, 2022. This expenditure consisted of $0.2 million of information technology, $0.3 million of DXC refreshes and $0.5 million of manufacturing upgrades for the six months ended June 30, 2023. We invested $0.6 million and $1.1 million on capitalized software during the three and six months ended June 30, 2023, respectively, compared to $0.4 million and $0.9 million for the three and six months ended June 30, 2022.

Financing Activities

For the three and six months ended June 30, 2023, $2.2 million and $2.9 million of cash, respectively, was used in financing activities compared to $0.1 million and $0.9 million in the same periods of 2022. The cash used comprised mainly of $0.6 million of scheduled payments under the Leasing Facilities for both periods. During the three months ended June 30, 2023, an additional $1.6 million principal repayment was made against the Canadian leasing facilities. This payment was required by RBC as part of their consent for the AWI transaction and resulted in the full settlement of one of the Canadian leasing agreements. In the three and six months ended June 30, 2022, we incurred $0.1 million and $0.3 million of spend on employee tax payments on vesting of RSUs compared to $nil and $0.03 million in the same period of 2023.

We currently expect to fund anticipated future investments with available cash, our strategic actions described in this report, and drawings on the Extended RBC Facility. To date, our strategic actions have generated cash through proceeds from the Private Placement in November 2022, the receipt of $7.3 million of government subsidy through the ERC application during the six months ended June 30, 2023 and proceeds of $10.9 million received in the three months ended June 30, 2023 through the AWI transaction. We continue to evaluate properties we own for sale and lease back. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we deem appropriate. We may also use debt or pursue equity financing depending on the price of our common shares at the time, interest rates, and nature of the investment opportunity and economic climate. No assurance can be given that any of these actions will be successful and will be sufficient for our needs.

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

On February 9, 2023, the Company extended the RBC Facility. The Extended RBC Facility has a borrowing base of C$15 million and a one year term. Interest is calculated at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Term Secured Overnight Financing Rate ("SOFR") plus 200 basis points plus the Term SOFR Adjustment. Under the Extended RBC Facility, if the trailing twelve month FCCR is above 1.25 for three consecutive months, a cash balance equivalent to one-year's worth of Leasing Facilities payments must be maintained. At June 30, 2023, available borrowings are C$12.3 million ($9.2 million), calculated in the same manner described above, of which no amounts have been drawn. The Company did not meet the three-month FCCR requirement during the second quarter of 2023, which resulted in requiring the restriction of $3.0 million of cash.

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

Contractual Obligations

There have been no material changes in our contractual obligations during the three months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K. See Note 16, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the three months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 3, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report, there were no new accounting standards adopted during the three months ended June 30, 2023.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 3, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements and “–Significant Accounting Policies and Estimates” appearing in this Quarterly Report.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

DIRTT is pursuing multiple lawsuits against its former founders, Mogens Smed and Barrie Loberg, as well as Falkbuilt Ltd. and Falkbuilt, Inc. (collectively, "Falkbuilt") and related individuals and corporations. DIRTT alleges breaches of fiduciary duties and non-competition and non-solicitation covenants, and the misappropriation of its confidential and proprietary information (in violation of numerous U.S. state and federal laws pertaining to the protection of trade secrets and proprietary information and the prevention of false advertising and deceptive trade practices). Except as described below, there have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K.

DIRTT’s litigation against Falkbuilt, Messrs. Smed and Loberg, and their associates is comprised of three main lawsuits: (i) an action in the Alberta Court of King’s Bench commenced on May 9, 2019 against Falkbuilt, Messrs. Smed and Loberg, and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, and duties of loyalty, fidelity and confidentiality, and the misappropriation of DIRTT’s confidential information (the “Canadian Non-Compete Case”); (ii) an action in the U.S. District Court for the Northern District of Utah instituted on December 11, 2019 against Falkbuilt, Smed, and other individual and corporate defendants alleging misappropriation of DIRTT’s confidential information, trade secrets, business intelligence and customer information (the “Utah Misappropriation Case”); and (iii) an action in the U.S. District Court for the Northern District of Texas instituted on June 24, 2021 alleging that Falkbuilt has unlawfully used DIRTT’s confidential information in the United States and intentionally caused confusion in the United States in an attempt to steal customers, opportunities, and business intelligence, with the aim of establishing a competing business in the United States market (the “Texas Unfair Competition Case”). DIRTT intends to pursue the cases vigorously.

In the Canadian Non-Compete Case, on February 14, 2023, the Court of King's Bench of Alberta granted DIRTT's application to schedule the hearing of its summary judgment application and dismissed Falkbuilt's cross-application to strike the summary judgment application. On April 5, 2023, the parties appeared before the Associate Chief Justice of the Court of King's Bench of Alberta for a Case Management Conference. In the Conference, the Associate Chief Justice offered the parties an expedited six-week trial on both liability and damage issues, as an alternative to DIRTT proceeding with its summary judgment application, on the condition that the parties could reach an agreement on the terms of the alternative process. The parties have not reached consensus regarding the terms of an expedited six-week trial, however, DIRTT remains fully cooperative with the Court of King's Bench. In the meantime, DIRTT plans to aggressively pursue its summary judgment application.

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

Our common shares are currently listed on the Toronto Stock Exchange (“TSX”) under the symbol “DRT” and on Nasdaq under the symbol “DRTT.” The price of our common shares has in the past fluctuated significantly, and may fluctuate significantly in the future, depending upon a number of factors, many of which are beyond our control and may adversely affect the market price of our common shares. These factors include: (i) variations in quarterly results of operations; (ii) deviations in our earnings from publicly disclosed forward-looking guidance; (iii) changes in earnings estimates by analysts; (iv) our announcements or our competitors’ announcements of significant contracts, acquisitions, strategic partnerships or joint ventures; (v) general conditions in the offsite construction and manufacturing industries; (vi) sales of our common shares by our significant shareholders; (vii) fluctuations in stock market price and volume; and (viii) other general economic conditions.

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

Further, because the closing bid price of our common shares was below the $1.00 Nasdaq minimum requirement for 30 consecutive business days, we became subject to de-listing proceedings. On September 7, 2022, we received a letter from Nasdaq that we had not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for a period of 30 consecutive business days (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a compliance period of 180 calendar days from the date of the notice to regain compliance with the minimum closing bid price requirement.

On March 7, 2023, Nasdaq notified us in writing that while we had not regained compliance with the Bid Price Rule, we were eligible for an additional 180 calendar day period, or until September 5, 2023, to regain compliance with the Bid Price Rule. Nasdaq’s determination was based on us having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Bid Price Rule, and on our written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. If at any time during this additional time period the closing bid price of our common shares is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed.

If we do not regain compliance by September 5, 2023, Nasdaq will provide written notice that our common shares will be delisted, at which point we may appeal Nasdaq’s determination to a Hearings Panel. There can be no assurance that, in the event we do not regain compliance within the requisite time period and if we chose to appeal the delisting determination by Nasdaq to the Hearings Panel, that such appeal would be successful.

We intend to continue to monitor the closing bid price of our common shares, but we do not intend to initiate a reverse stock split or take other additional actions to regain compliance with the Bid Price Rule. Accordingly, DIRTT common shares may be delisted from Nasdaq. If such delisting occurs, DIRTT shares will continue to trade on the TSX in Canada and OTC in the US.

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

Our core intellectual property in the ICE Code is jointly owned with a third party, which may fail to comply with its contractual obligations to protect and enforce our intellectual property rights.

AWI owns a 50% interest in the rights, title and interests in all the Applicable ICE Code, including a 50% interest in the patent rights that relate to the Applicable ICE Code. As part of AWI’s purchase of the Applicable ICE Code, AWI must comply with contractual obligations designed to protect the Applicable ICE Code from infringement, misappropriation, misuse or exposure to unauthorized third parties. However, despite our efforts to monitor AWI’s actions, we may not become aware of AWI’s failure to comply with its obligations or we may not have adequate time to address such failure before there are adverse impacts to our business. Additionally, even if we attempt to require AWI to comply with its obligations to enforce our intellectual property rights, AWI may refuse or may not take adequate steps to do so. AWI’s failure to protect or maintain the proprietary nature of the Applicable ICE Code could adversely affect our ability to sell original products and materially and adversely affect our business, financial condition and results of operations.

AWI may fail to meet certain security and non-disclosure obligations designed to prevent our competitors or other unauthorized third parties from accessing the Applicable ICE Code. Despite our efforts to enforce our rights and monitor any inadequacies, we may not have access to AWI’s internal security or business practices. Additionally, we may not be successful in preventing AWI from exposing the source code of the Applicable ICE Code to such third parties or in protecting our intellectual property rights in the Applicable ICE Code. Any unauthorized access to the Applicable ICE Code in AWI’s possession could substantially and adversely affect our business and competitive advantage and management may have to expend significant time and resources to address unauthorized access and disclosure, all of which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 2, 2023, the Company issued 3,899,745 common shares to the 22NW Group pursuant to the Debt Settlement Agreement and the Share Issuance Agreement at a deemed price of $0.40 per common share. The issuance of common shares pursuant to the Share Issuance Agreement was subject to approval by the Company’s shareholders, and the Company’s shareholders subsequently approved such issuance at the Company’s 2023 annual meeting of shareholders held on May 30, 2023. The common shares were offered and sold in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 and under National Instrument 45-106 – Prospectus Exemptions.

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

10.1*	Co-ownership Agreement by and between DIRTT Environmental Solutions Ltd. and Armstrong World Industries, Inc., effective May 9, 2023
10.2*	DIRTT Environmental Solutions Ltd. Amended and Restated Long Term Incentive Program effective May 30, 2023
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

Date: August 2, 2023