Form 10-Q
period 2023-09-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2023-11-09
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

The registrant had 104,789,358 common shares outstanding as of October 31, 2023.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those contained in, or expressed or implied by such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 22, 2023 (the “Annual Report on Form 10-K”), and in our subsequently filed Quarterly Reports on Form 10-Q and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•
general economic and business conditions in the jurisdictions in which we operate, including inflation;
•
our ability to implement our strategic plan, including realization of benefits from certain cost-optimization initiatives undertaken in 2022 and initiatives being taken in 2023 and the ability of our board of directors ("Board of Directors") to successfully implement its transformation plan;
•
inflation and material fluctuations of commodity prices, including raw materials and our ability to set prices for our products that satisfactorily adjust for inflation and fluctuations in commodity prices;
•
volatility of our share price;
•
the availability of capital or financing on acceptable terms, or at all, which may impact our liquidity and impair our ability to make investments in the business;
•
turnover of our key executives and difficulties in recruiting or retaining key employees;
•
our history of negative cash flow from operating activities;
•
our ability to generate sufficient revenue to achieve and sustain profitability and positive cash flows;
•
our ability to attract, train and retain qualified hourly labor on a timely basis to increase overall productive capacity in our manufacturing facilities to enable us to capture rising demand in the construction industry;
•
our ability to achieve and manage growth effectively;
•
competition in the interior construction industry;
•
competitive behaviors by our former co-founders and executives;
•
the condition and changing trends of the overall construction industry;
•
our reliance on our network of construction partners ("Construction Partners"), for sales, marketing and installation of our solutions;
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
•
global economic, political and social conditions affecting financial markets, such as the war in Ukraine and the Israel-Hamas war;

ii

•
our exposure to currency exchange rates, tax rates, interest rates and other fluctuations, including those resulting from changes in laws or administrative practice;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at September 30,	As at December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	19,460	10,821
Restricted cash	2,977	3,418
Trade and accrued receivables, net of expected credit losses of $0.1 million at September 30, 2023 and at December 31, 2022	20,516	13,930
Other receivables	852	7,880
Inventory	17,368	22,251
Prepaids and other current assets	4,015	3,825
Assets held for sale	2,317	-
Total Current Assets	67,505	62,125
Property, plant and equipment, net	26,324	41,522
Capitalized software, net	2,168	4,406
Operating lease right-of-use assets, net	30,561	30,490
Other assets	3,776	5,110
Total Assets	130,334	143,653
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	18,761	19,881
Other liabilities	2,021	2,056
Customer deposits and deferred revenue	6,743	4,866
Current portion of long-term debt and accrued interest	8,961	3,306
Current portion of lease liabilities	5,284	5,889
Total Current Liabilities	41,770	35,998
Long-term debt	53,901	62,129
Long-term lease liabilities	28,751	27,534
Total Liabilities	124,422	125,661
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 104,789,358 issued and outstanding at September 30, 2023 and 97,882,844 at December 31, 2022	195,747	191,347
Additional paid-in capital	7,933	9,023
Accumulated other comprehensive loss	(15,957)	(16,106)
Accumulated deficit	(181,811)	(166,272)
Total Shareholders’ Equity	5,912	17,992
Total Liabilities and Shareholders’ Equity	130,334	143,653

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue	48,095	44,307	127,105	124,849
Service revenue	1,442	2,440	3,893	4,885
Total revenue	49,537	46,747	130,998	129,734

Product cost of sales	31,622	37,965	88,529	109,757
Service cost of sales	850	1,774	2,165	3,406
Total cost of sales	32,472	39,739	90,694	113,163
Gross profit	17,065	7,008	40,304	16,571

Expenses
Sales and marketing	6,161	6,089	18,302	21,094
General and administrative	4,669	6,542	16,003	21,412
Operations support	1,752	2,321	5,564	7,347
Technology and development	1,239	1,695	4,055	5,714
Stock-based compensation	1,069	918	2,543	3,546
Reorganization	321	3,426	2,857	12,281
Impairment charge on Rock Hill Facility	7,952	-	7,952	-
Related party expense	-	-	1,524	-
Total operating expenses	23,163	20,991	58,800	71,394

Operating loss	(6,098)	(13,983)	(18,496)	(54,823)
Government subsidies	-	7,141	236	7,765
Gain on sale of software and patents	-	-	6,145	-
Foreign exchange (loss) gain	822	1,356	(59)	1,870
Interest income	161	19	271	50
Interest expense	(1,196)	(1,276)	(3,636)	(3,935)
	(213)	7,240	2,957	5,750
Net loss before tax	(6,311)	(6,743)	(15,539)	(49,073)
Income taxes
Current and deferred income tax recovery	-	(16)	-	(16)
	-	(16)	-	(16)
Net loss	(6,311)	(6,727)	(15,539)	(49,057)

Net loss per share
Net loss per share - basic and diluted	(0.06)	(0.08)	(0.15)	(0.57)

Weighted average number of shares outstanding (in thousands)
Basic and diluted	104,449	87,446	101,036	86,229

Interim Condensed Consolidated Statement of Comprehensive Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Loss for the period	(6,311)	(6,727)	(15,539)	(49,057)
Exchange differences on translation of foreign operations	(45)	(66)	149	(227)
Comprehensive loss for the period	(6,356)	(6,793)	(15,390)	(49,284)

Total revenue for the nine months ended September 30, 2023 includes $0.3 million earned from related parties. All related party income was earned in the first quarter of 2023.

Interest expense for the three and nine month ended September 30, 2023 includes $0.4 million owing to a related party (refer to Note 16).

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2021	85,345,433	181,782	13,200	(15,916)	(111,300)	67,766
Stock-based compensation	-	-	1,339	-	-	1,339
Issued on vesting of RSUs and Share Awards	487,544	1,203	(1,203)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(189)	-	(9)	(198)
Foreign currency translation adjustment	-	-	-	433	-	433
Net loss for the period	-	-	-	-	(23,042)	(23,042)
As at March 31, 2022	85,832,977	182,985	13,147	(15,483)	(134,351)	46,298
Stock-based compensation	-	-	1,286	-	-	1,286
Issued on vesting of RSUs and Share Awards	1,155,851	3,268	(3,268)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(536)	-	-	(536)
Foreign currency translation adjustment	-	-	-	(594)	-	(594)
Net loss for the period	-	-	-	-	(19,288)	(19,288)
As at June 30, 2022	86,988,828	186,253	10,629	(16,077)	(153,639)	27,166
Stock-based compensation	-	-	846	-	-	846
Issued on vesting of RSUs and Share Awards	874,266	1,587	(1,587)	-	-	-
Issued for employee share purchase plan	403,821	90	-	-	-	90
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(296)	-	-	(296)
Foreign currency translation adjustment	-	-	-	(66)	-	(66)
Net loss for the period	-	-	-	-	(6,727)	(6,727)
As at September 30, 2022	88,266,915	187,930	9,592	(16,143)	(160,366)	21,013

As at December 31, 2022	97,882,844	191,347	9,023	(16,106)	(166,272)	17,992
Stock-based compensation	-	-	452	-	-	452
Issued on vesting of RSUs and Share Awards	659,473	1,256	(1,256)	-	-	-
RSUs withheld to settle employee tax obligations	-	-	(26)	-	-	(26)
Issued for employee share purchase plan	322,408	128	-	-	-	128
Foreign currency translation adjustment	-	-	-	273	-	273
Net loss for the period	-	-	-	-	(11,434)	(11,434)
As at March 31, 2023	98,864,725	192,731	8,193	(15,833)	(177,706)	7,385
Stock-based compensation	-	-	625	-	-	625
Issued on vesting of RSUs and Share Awards	1,108,213	1,243	(1,243)	-	-	-
Issued for employee share purchase plan	572,253	122	-	-	-	122
Issued to settle related party debt	3,899,745	1,524	-	-	-	1,524
Foreign currency translation adjustment	-	-	-	(79)	-	(79)
Net income for the period	-	-	-	-	2,206	2,206
As at June 30, 2023	104,444,936	195,620	7,575	(15,912)	(175,500)	11,783
Stock-based compensation	-	-	360	-	-	360
Issued on vesting of RSUs and Share Awards	1,011	2	(2)	-	-	-
Issued for employee share purchase plan	343,411	125	-	-	-	125
Foreign currency translation adjustment	-	-	-	(45)	-	(45)
Net loss for the period	-	-	-	-	(6,311)	(6,311)
As at September 30, 2023	104,789,358	195,747	7,933	(15,957)	(181,811)	5,912

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cash flows from operating activities:
Net loss for the period	(6,311)	(6,727)	(15,539)	(49,057)
Adjustments:
Depreciation and amortization	2,017	4,236	7,216	12,202
Impairment charge on Rock Hill Facility	7,952	-	7,952	-
Stock-based compensation, net of settlements	1,069	888	2,543	2,596
Foreign exchange loss (gain)	(577)	(1,365)	563	(2,147)
Gain on sale of software and patents	-	-	(6,145)	-
Loss (gain) on disposal of equipment	97	44	97	(121)
Accretion of convertible debentures	172	163	515	505
Changes in operating assets and liabilities:
Trade and accrued receivables	(5,130)	(819)	(6,639)	(5,814)
Other receivables	(163)	(7,419)	7,029	(4,566)
Inventory	1,749	1,052	4,902	(6,052)
Prepaid and other assets, current and long term	477	(254)	(41)	(1,421)
Accounts payable and accrued liabilities	(77)	2,748	475	5,921
Other liabilities	(212)	(70)	(421)	(109)
Customer deposits and deferred revenue	737	(3,078)	1,702	641
Current portion of long-term debt and accrued interest	(49)	(44)	(64)	(186)
Lease liabilities	168	(22)	542	99
Net cash flows provided by (used in) operating activities	1,919	(10,667)	4,687	(47,509)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(255)	(360)	(1,304)	(2,247)
Capitalized software development expenditures	(425)	(385)	(1,530)	(1,286)
Other asset expenditures	(41)	(86)	(186)	(367)
Recovery of software development expenditures	49	46	131	91
Proceeds on sale of software and patents	-	-	9,964	-
Proceeds on sale of equipment	14	141	14	214
Net cash flows provided by (used in) investing activities	(658)	(644)	7,089	(3,595)
Cash flows from financing activities:
Proceeds received on long-term debt	-	-	-	647
Repayment of long-term debt	(551)	(616)	(3,386)	(1,852)
Employee tax payments on vesting of RSUs	-	(296)	(26)	(597)
Net cash flows used in financing activities	(551)	(912)	(3,412)	(1,802)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(117)	(293)	(166)	(73)
Net increase (decrease) in cash, cash equivalents and restricted cash	593	(12,516)	8,198	(52,979)
Cash, cash equivalents and restricted cash, beginning of period	21,844	22,945	14,239	63,408
Cash, cash equivalents and restricted cash, end of period	22,437	10,429	22,437	10,429
Supplemental disclosure of cash flow information:
Interest paid	(1,038)	(1,108)	(3,077)	(3,439)
Income taxes (paid) received	-	-	(10)	3,207

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.
			As at September 30,
			2023	2022
Cash and cash equivalents			19,460	6,818
Restricted cash			2,977	3,611
Total cash, cash equivalents and restricted cash			22,437	10,429

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

DIRTT is incorporated under the laws of the province of Alberta, Canada. Its headquarters is located at 7303 – 30th Street S.E., Calgary, AB, Canada T2C 1N6 and its registered office is located at 4500, 855 – 2nd Street S.W., Calgary, AB, Canada T2P 4K7. DIRTT’s common shares trade on the Toronto Stock Exchange under the symbol “DRT”. Effective October 12, 2023, DIRTT’s common shares ceased to trade on the Nasdaq Capital Market. DIRTT’s common shares are quoted on the OTC Markets on the “OTC Pink Tier” under the symbol “DRTTF.”

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of September 30, 2023, and its results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The condensed balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 included in the Annual Report on Form 10-K of the Company as filed with the SEC and applicable securities commission or similar regulatory authorities in Canada. As described in Note 3, no new accounting standards were adopted by the Company during the quarter.

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

Basis of measurement

These Financial Statements have been prepared on the historical cost convention except for certain financial instruments, assets held for sale and certain components of stock-based compensation that are measured at fair value.

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

3. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

The Company has not adopted any new accounting standards effective January 1, 2023. Accounting guidance for assets held for sale was applicable to the Company this quarter and the policy applied has been disclosed below. Although there are several new accounting standards issued or proposed by the Financial Accounting Standards Board, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had, or will have, a material impact on its Financial Statements.

Assets held for sale

The Company classifies an asset group (“asset”) as held for sale in the period that (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year (subject to certain events or circumstances), (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially and subsequently measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the consolidated statement of operations in the period in which the held for sale criteria are met. Conversely, gains are generally not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation or amortization expense on the asset. The Company assesses the fair value of assets held for sale less any costs to sell at each reporting period until the asset is no longer classified as held for sale. Adjustments made to the fair value are recorded in the consolidated statement of operations in the period it is measured. Refer to Note 6.

4. LIQUIDITY

As at September 30, 2023, the Company had $19.5 million of cash on hand and C$14.6 million ($10.8 million) of available borrowings (December 31, 2022 – $10.8 million and C$7.2 million ($5.3 million) of available borrowings). Through the first nine months of fiscal year 2023, the Company generated $4.7 million in cash flows from operations, compared to a cash usage of $47.5 million over the first nine months of fiscal year 2022. The Company benefited from the receipt of $7.3 million of government subsidies during the first nine months of 2023 compared to $nil in the nine months ended September 30, 2022 (refer to Note 5).

We have implemented multiple price increases during the past two years to mitigate the impact of inflation on raw materials. These actions have resulted in a meaningful improvement in our gross profit margins and higher net profit and have served to reduce our cash usage to operate the business. Gross profit for the nine months ended September 30, 2023 was $40.3 million, or 30.8%, compared to the same period of 2022, which generated gross profit of $16.6 million, or 12.8%.

Over the past four quarters, we have also executed upon several cash initiatives. First, in May 2023, we entered into an agreement with AWI (refer to Note 7) resulting in the receipt of $10.9 million of cash. Second, during March 2023, we entered into an agreement to sublease our Dallas DIRTT Experience Center (“DXC”) to one of our Construction Partners in that region. Under the sublease agreement, the subtenant has assumed responsibility for the monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through December 31, 2024, which will provide us annualized savings of approximately $1 million. We are continuing to evaluate other properties for sale and leaseback or sublease opportunities and expect these strategic initiatives to result in positive cash inflows in 2023 and 2024. Third, we completed a Private Placement (as defined herein) of common shares in November 2022, with certain significant shareholders and directors and officers of the Company, to bridge cash requirements before the completion and closing of the noted strategic transactions.

While we are encouraged by our improved profitability and cash flow, we have continued to evaluate our fixed cost structure and overhead in light of macroeconomic uncertainty. We have implemented multiple restructuring initiatives (refer to Note 6) designed to align our cost structure with current expected levels of demand. In addition, the Company has reduced headcount by 154 employees, or approximately 16% from January 2022 through September 2023.

We have assessed the Company’s liquidity position as at September 30, 2023 taking into account our sales outlook for the next year, our existing cash balances and available credit facilities and expected early settlements related to our Rock Hill Facility equipment lease (refer to Note 10). Based on this analysis, we believe the Company has sufficient liquidity to support ongoing operations for the next twelve months.

5. GOVERNMENT SUBSIDIES

In the United States, the Employee Retention Credit (“ERC”) was established by Section 2301 of the Coronavirus Aid, Relief, and Economic Security Act to provide an incentive for employers to keep their employees on their payroll during COVID-19 closures. The ERC is a refundable payroll tax credit based on qualified wages paid by an eligible employer between March 12, 2020, and October 1, 2021 for companies experiencing a significant decline in gross receipts during a calendar quarter or having operations fully or partially suspended during the quarter due to COVID-19. During the third quarter of 2022, the Company determined it was eligible for the ERC for the first three quarters of 2021 and filed a claim for $7.3 million in payroll tax credits ($7.1 million net of expenses). As of September 30, 2023, the $7.3 million claim (plus an additional $0.2 million of interest) has been received in full.

6. REORGANIZATION AND ASSETS HELD FOR SALE

During the year ended December 31, 2022, and continuing into 2023, the Company undertook a number of reorganization initiatives:

Closure of Phoenix Aluminum Manufacturing Facility (the “Phoenix Facility”)

On February 22, 2022, we commenced the process of closing our Phoenix Facility, shifting related manufacturing to both our Savannah and Calgary manufacturing facilities. During the first quarter of 2022, the Company incurred $1.0 million of accelerated depreciation, recorded in cost of sales, associated with the closure of the Phoenix Facility. The closure of the Phoenix Facility was substantially completed in the second quarter of 2022. The Company entered into a sublease arrangement for part of the Phoenix Facility during the second quarter of 2022, commencing July 1, 2022, which exceeds the contractual lease commitments under the Right of Use assets.

Workforce Reductions, Board and Management Changes

In February and July of 2022, we announced our intention to eliminate a portion of our salaried workforce, including manufacturing and office positions, along with other cost reduction initiatives. The Company’s Board of Directors was reconstituted following a proxy contest in April 2022, which was deemed a change of control under the Company’s insurance policy resulting in additional insurance expenditures. Further, the Company made changes to several executive officer roles during the year ended December 31, 2022. During the nine months ended September 30, 2023, we continued to review costs resulting in the elimination of additional salaried positions in the second and third quarters of 2023. These actions resulted in the Company incurring certain one-time termination costs.

Temporary Suspension of Operations and Subsequent Closure at Rock Hill, South Carolina (the “Rock Hill Facility”)

On August 23, 2022, we announced the temporary suspension of operations at our Rock Hill Facility, shifting related manufacturing to our Calgary manufacturing facility. Costs associated with this idle facility, included in cost of sales, were $0.4 million and $1.4 million for the three month and nine month period ended September 30, 2023, respectively.

On September 27, 2023, we decided to permanently close the Rock Hill Facility. As a result of this decision, we incurred $8.0 million of impairment charges associated with the manufacturing equipment located at the Rock Hill Facility. We expect to incur $0.5 million of costs in dismantling and decommissioning the Rock Hill Facility assets. The Company will continue to maintain the building lease and is pursuing a sublease arrangement.

For the three and nine months ended September 30, 2023, reorganization costs incurred relate to the above mentioned initiatives:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Termination benefits	168	2,843	2,138	6,870
Insurance costs on change of control	-	-	-	3,676
Phoenix Facility closure	24	-	96	853
Rock Hill Facility temporary suspension and closure of operations	129	144	129	144
Other costs	-	439	494	738
Total reorganization costs	321	3,426	2,857	12,281

Reorganization costs in accounts payable and accrued liabilities at January 1, 2022	-
Reorganization expense	13,461
Reorganization costs paid	(11,184)
Reorganization costs in accounts payable and accrued liabilities at December 31, 2022	2,277
Reorganization expense	2,857
Reorganization costs paid	(3,977)
Reorganization costs in accounts payable and accrued liabilities at September 30, 2023	1,157

The $1.1 million payable relates to termination benefits (December 2022 – $2.1 million).

Assets classified as held for sale as at September 30, 2023 of $2.3 million consist of manufacturing equipment previously used in the Rock Hill Facility. Prior to the decision to permanently close the Rock Hill Facility, the assets were classified as property, plant and equipment.

7. GAIN ON SALE OF SOFTWARE AND PATENTS

On May 9, 2023, we entered into a Co-Ownership Agreement (the “Co-Ownership Agreement”) and Partial Patent Assignment Agreement with AWI. The agreements provided for a cash payment from AWI to the Company of $10.0 million, subject to certain routine closing conditions, in exchange for the partial assignment to AWI and resulting co-ownership of a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE software that is used by AWI (the “Applicable ICE Code”), including a 50% interest in the patent rights that relate to the Applicable ICE Code. Under the Co-Ownership Agreement, we also agreed to provide AWI a transfer of knowledge concerning the source code of the Applicable ICE Code. In exchange for completing the knowledge transfer, we will receive an additional cash payment of $1.0 million, which is expected to be received by early 2024. The Co-Ownership Agreement provides that we and AWI have separate exclusive fields of use and restrictive covenants with respect to the Applicable ICE Code and related intellectual property, which survive until either party elects to separate from its relationship with the other and for five years thereafter. We concurrently entered into an Amended and Restated Master Services Agreement (the “ARMSA”) with AWI, under which AWI has also prepaid certain development services to be provided by DIRTT. The ARMSA will automatically terminate if the Co-Ownership Agreement is terminated or expires, and may also be terminated if either party breaches the exclusive fields of use or restrictive covenants in the Co-Ownership Agreement.

The $10.0 million of proceeds on the sale of the 50% interest in the Applicable ICE code, pursuant to the Co-Ownership Agreement, was received during the second quarter of 2023. In accordance with US GAAP, the proceeds were first applied to the net book value of the related cost of software of $2.9 million and patents (other assets) of $0.9 million and the residual amount of $6.1 million was recognized as a gain in the consolidated statement of operations. Further, $0.9 million was received during the second quarter as a prepayment under the ARMSA, which was recognized into revenue as the performance obligation is met. Part of the proceeds of this transaction were used to settle one of our equipment leases of $1.6 million and resulted in the release of $0.4 million of restricted cash (refer to Note 10). A final prepayment of $0.9 million under the ARMSA was received in October 2023.

8. TRADE AND ACCRUED RECEIVABLES

Accounts receivable are recorded at the invoiced amount, do not require collateral and typically do not bear interest. The Company estimates an allowance for credit losses using the lifetime expected credit loss at each measurement date, taking into account historical credit loss experience as well as forward-looking information, in order to establish rates for each class of financial receivable with similar risk characteristics. Adjustments to this estimate are recognized in the consolidated statement of operations.

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial well-being of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At September 30, 2023, approximately 80% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the three and nine months ended September 30, 2023, one Construction Partner accounted for greater than 10% of revenue (one Construction Partner for the nine months ended September 30, 2022). In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at,
	September 30,	December 31,
	2023	2022
Current	16,974	12,381
Overdue	3,642	1,675
	20,616	14,056
Less: expected credit losses	(100)	(126)
	20,516	13,930

No adjustment to our expected credit losses of $0.1 million was required for the three or nine months ended September 30, 2023. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

9. OTHER LIABILITIES

	As at,
	September 30, 2023	December 31, 2022
Warranty provisions (1)	867	1,278
DSU liability	971	594
Sublease deposits	183	139
Other provisions	-	45
Other liabilities	2,021	2,056

(1)
The following table presents a reconciliation of the warranty balance:

	As at,
	September 30, 2023	December 31, 2022
As at January 1	1,278	1,451
Additions to warranty provision	845	1,134
Payments related to warranties	(1,056)	(1,307)
Adjustments to warranty provision	(200)	-
	867	1,278

10. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance on January 1, 2022	-	13,909	56,733	70,642
Issuances	-	647	-	647
Accretion of issue costs	-	-	676	676
Accrued interest	-	735	3,539	4,274
Interest payments	-	(735)	(3,688)	(4,423)
Principal repayments	-	(2,470)	-	(2,470)
Exchange differences	-	(274)	(3,637)	(3,911)
Balance at December 31, 2022	-	11,812	53,623	65,435
Current portion of long-term debt and accrued interest	-	2,561	745	3,306
Long-term debt	-	9,251	52,878	62,129

Balance on December 31, 2022	-	11,812	53,623	65,435
Accretion of issue costs	-	-	515	515
Accrued interest	-	447	2,566	3,013
Interest payments	-	(447)	(2,630)	(3,077)
Principal repayments	-	(3,386)	-	(3,386)
Exchange differences	-	241	121	362
Balance at September 30, 2023	-	8,667	54,195	62,862
Current portion of long-term debt and accrued interest	-	8,250	711	8,961
Long-term debt	-	417	53,484	53,901

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

On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility has a borrowing base of C$15 million and a one year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or the Canadian Dollar Offered Rate or Term Secured Overnight Financing Rate ("SOFR") plus 200 basis points plus the Term SOFR Adjustment (as defined in the amended loan agreement governing the Extended RBC Facility). Under the Extended RBC Facility, if the trailing twelve month FCCR is not above 1.25 for three consecutive months, a cash balance equivalent to one-year's worth of Leasing Facilities payments must be maintained. At September 30, 2023, available borrowings are C$14.6 million ($10.8 million) (December 31, 2022 – $10.8 million and C$7.2 million ($5.3 million) of available borrowings), calculated in the same manner as the RBC facility described above, of which no amounts have been drawn. The Company did not meet the three-month FCCR requirement during the third quarter of 2023, which resulted in requiring the restriction of $3.0 million of cash ($3.4 million as at December 31, 2022).

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.3 million) has been drawn and C$3.8 million ($2.8 million) has been repaid, and a $14.0 million equipment leasing facility in the United States (the “U.S. Leasing Facility” and, together with the Canada

Leasing Facility, the “Leasing Facilities”) of which $13.3 million has been drawn and $5.2 million has been repaid, each with RBC, and one of its affiliates, which are available for equipment expenditures and certain equipment expenditures already incurred. The Canadian Leasing Facility and the U.S. Leasing Facility, respectively, have seven and five-year terms and bear interest at 4.25% and 5.59%. Refer to Note 6 on the decision to permanently close the Rock Hill Facility. As part of this decision the Company intends to early settle the U.S. Leasing Facility in the next twelve months. The $8.2 million balance of the U.S. Leasing Facility has therefore been classified under current liabilities as at September 30, 2023. On October 31, 2023, the Company paid off $1.0 million of the U.S. Leasing Facility.

The Company did not make any draws on the Leasing Facilities during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company received C$0.9 million ($0.7 million) under the Canada Leasing Facility. The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

As part of RBC's consent to the AWI transaction (refer to Note 7), one of the Canadian lease agreements of $1.6 million was fully settled using AWI proceeds. This resulted in the release of $0.4 million of restricted cash associated with the one year of payments on this lease, as described above.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters (the “January Debentures”). On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures will mature and be repayable on January 31, 2026 (the “January Debentures Maturity Date”) and will accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The January Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures at a conversion price of C$4.65 per common share, being a ratio of approximately 215.0538 common shares per C$1,000 principal amount of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. As at September 30, 2023, C$18.9 million of the January Debentures are held by a related party (refer to Note 16).

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters (the “December Debentures” and, together with the January Debentures, the “Debentures”). These December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and will accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on September 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures at a conversion price of C$4.20 per common share, being a ratio of approximately 238.0952 common shares per C$1,000 principal amount of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. As at September 30, 2023, C$13.6 million of the December Debentures are held by a related party (refer to Note 16).

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

In May 2023, shareholders approved the DIRTT Environmental Solutions Ltd. Amended and Restated Long-Term Incentive Plan (the “2023 LTIP”) at the annual and special meeting of shareholders. The 2023 LTIP gives the

Company the ability to award options, share appreciation rights, restricted share units, deferred share units, restricted shares, dividend equivalent rights, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2023 LTIP, the sum of (i) 12,350,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Company’s Amended and Restated Incentive Stock Option Plan (the “Stock Option Plan”) that, following May 30, 2023, expire or are cancelled or terminated without having been exercised in full, have been reserved for issuance under the 2023 LTIP. Upon vesting of certain LTIP awards, the Company may withhold and sell shares as a means of meeting DIRTT’s tax withholding requirements in respect of the withholding tax remittances required in respect of award holders. To the extent the fair value of the withheld shares upon vesting exceeds the grant date fair value of the instrument, the excess amount is credited to retained earnings or deficit.

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

Stock-based compensation expense

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Equity-settled awards	594	846	2,106	3,471
Cash-settled awards	475	72	437	75
	1,069	918	2,543	3,546

The following summarizes RSUs, Share Awards, PSUs, and DSUs activity during the periods:

	RSU Time-	RSU Performance-	Share
	Based	Based	Awards	PSU	DSU
	Number of	Number of	Number of	Number of	Number of
	units	units	units	units	units
Outstanding at December 31, 2021	3,216,536	1,021,739	-	157,200	361,577
Granted	2,303,287	863,279	162,682	-	890,832
Vested or settled	(2,019,550)	(566,352)	(94,528)	-	(501,916)
Withheld to settle employee tax obligations	(526,259)	(242,460)	(68,154)	-	-
Forfeited	(734,855)	(502,628)	-	(157,200)	-
Outstanding at September 30, 2022	2,239,159	573,578	-	-	750,493
Outstanding at December 31, 2022	1,885,337	343,919	-	-	1,165,319
Granted	3,549,500	-	522,883	2,584,161	1,646,420
Vested or settled	(987,054)	(258,760)	(522,883)	-	(220,590)
Withheld to settle employee tax obligations	(64,230)	-	-	-	-
Forfeited or expired	(600,345)	-	-	(738,553)	-
Outstanding at September 30, 2023	3,783,208	85,159	-	1,845,608	2,591,149

Restricted share units (time-based vesting)

Restricted share units that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant (“RSUs”). At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in 2022 and 2023 was C$2.37 and C$0.46, respectively, which was determined using the closing price of the Company’s common shares on their respective grant dates.

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

In the first quarter of 2023, 36,254 Share Awards were issued to a consultant as compensation for services rendered. During the second quarter of 2023, certain executives were issued Share Awards in lieu of cash paid variable incentive compensation. These Share Awards vested upon grant. The fair value of the Share Awards granted was C$0.49 ($0.34), which was determined using the closing price of the Company’s common shares on the grant date.

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through Performance share units (“PSUs”). The performance period of the PSUs is from January 1, 2023 to December 31, 2026 with a cliff vesting term for December 31, 2026. 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of September 30, 2023, the fair value of these PSUs have been deemed to be nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023, 738,553 PSUs with a $nil value were forfeited as a result of an executive departure and 1,845,608 PSUs with a $nil value are outstanding at September 30, 2023.

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the period. DSUs outstanding at September 30, 2023 had a fair value of $0.6 million which is included in other liabilities on the balance sheet (December 31, 2022 – $0.6 million).

Granted under the 2023 LITP

DSUs granted after May 30, 2023 (the "New DSUs") will be settled by way of the provision of cash or shares (or a combination thereof) to the Directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the DSUs granted in 2023 was C$0.44 ($0.33), which was determined using the closing price of the Company’s common shares on the grant date. New DSUs outstanding at September 30, 2023 had a fair value of $0.4 million which is included in other liabilities on the balance sheet (December 31, 2022 – $nil).

Options

The following summarizes options forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2021	4,064,489	6.64
Forfeited	(2,530,120)	6.40
Outstanding at September 30, 2022	1,534,369	7.03
Outstanding at December 31, 2022	1,480,069	7.03
Forfeited	(989,066)	6.97
Expired	(263,725)	6.46
Outstanding and Exercisable at September 30, 2023	227,278	7.95

No options were granted during the three months and nine months ended September 30, 2023.

Range of exercise prices outstanding and exercisable at September 30, 2023:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	average	average		average	average
	options	remaining	exercise	Number	remaining	exercise
Range of exercise prices		life	price C$	exercisable	life	price C$
C$6.01 – C$7.00	16,350	0.97	$6.12	16,350	0.97	$6.12
C$7.01 – C$7.84	210,928	0.63	$7.84	210,928	0.63	$7.84
Total	227,278			227,278

Dilutive Instruments

For the three and nine months ended September 30, 2023, 0.2 million options (2022 – 1.5 million) 3.9 million RSUs and PRSUs (2022 – 2.8 million), 1.2 million New DSUs (2022 – nil), 2.6 million PSUs (2022 – nil), 1.1 million shares relating to equity-settled Variable Pay Plan (“VPP”) (2022 – nil), and 134.4 million (2022 – 127.5 million) shares would be issued if the principal amount of the Debentures were settled in our common shares at the quarter end price and were included in the diluted EPS calculation.

12. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 13 for the disaggregation of revenue by geographic region.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Product	43,132	39,092	113,323	110,383
Transportation	4,767	5,022	13,169	13,878
License fees from Construction Partners	196	193	613	588
Total product revenue	48,095	44,307	127,105	124,849
Installation and other services	1,442	2,440	3,893	4,885
	49,537	46,747	130,998	129,734

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
At a point in time	47,899	44,114	126,492	124,261
Over time	1,638	2,633	4,506	5,473
	49,537	46,747	130,998	129,734

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

Contract Liabilities

	As at
	September 30, 2023	December 31, 2022	December 31, 2021
Customer deposits	6,396	4,458	1,959
Deferred revenue	347	408	461
Contract liabilities	6,743	4,866	2,420

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was higher as at September 30, 2023 compared to December 31, 2022 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2022 and 2021, respectively, totaling $4.8 million and $2.4 million were recognized as revenue during the nine months ended September 30, 2023 and 2022, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial	31,272	31,796	82,154	85,458
Healthcare	8,483	3,638	25,111	15,693
Government	4,606	3,358	10,581	11,680
Education	3,538	5,322	8,646	11,430
License fees from Construction Partners	196	193	613	588
Total product and transportation revenue	48,095	44,307	127,105	124,849
Installation and other services	1,442	2,440	3,893	4,885
	49,537	46,747	130,998	129,734

13. SEGMENT REPORTING

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

Revenue from external customers

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Canada	5,665	7,191	14,577	19,859
U.S.	43,872	39,556	116,421	109,875
	49,537	46,747	130,998	129,734

Non-current assets

	As at
	September 30, 2023	December 31, 2022
Canada	30,396	28,251
U.S.	32,433	53,277
	62,829	81,528

14. INCOME TAXES

As at September 30, 2023, the Company had a valuation allowance of $33.4 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2022 – $29.8 million).

15. COMMITMENTS

As at September 30, 2023, the Company had outstanding purchase obligations of approximately $4.2 million related to inventory and property, plant and equipment purchases (December 31, 2022 – $2.2 million). As at September 30, 2023, the Company had undiscounted operating lease liabilities of $46.0 million (December 31, 2022 – $48.7 million). The decrease in undiscounted operating lease liabilities from June 30, 2023 ($61.2 million) was related to a modification on the Rock Hill Facility lease liability, as DIRTT no longer assumes the two 5-year extension options will be exercised (refer to Note 6).

16. RELATED PARTY TRANSACTIONS

On March 15, 2023, the Company entered into a Debt Settlement Agreement (the "Debt Settlement Agreement") with 22NW Fund, LP ("22NW") and Aron English, 22NW's principal and a director of DIRTT, (together, the "22NW Group") who, collectively, beneficially owned approximately 19.5% of the Company's issued and outstanding common shares at such time. Pursuant to the Debt Settlement Agreement, the Company agreed to reimburse the 22NW Group for the costs incurred by the 22NW Group in connection with the contested director election at the annual and special meeting of shareholders of the Company held on April 26, 2022, being approximately $1.6 million (the "Debt").

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

At the annual general and special meeting of shareholders held on May 30, 2023, shareholders voted to approve the issuance of common shares to 22NW Group, and on June 2, 2023, the Company issued 3,899,745 common shares to 22NW Group as repayment for the Debt. Upon settlement, the debt was revalued at the higher of the deemed price of $0.40 per common share and the May 30, 2023 market price of $0.38 per common share resulting in a recovery from the balance recorded at March 31, 2023 which had been valued at a price of $0.53 per common share.

Other related party transactions for the three and nine months ended September 30, 2023, relate to the sale of DIRTT products and services to the 22NW Group for $nil and $0.3 million, respectively (2022 – $nil). The sale to 22NW Group was based on price lists in force and terms that are available to all employees.

As at September 30, 2023, C$18.9 million and C$13.6 million of the January Debentures and December Debentures, respectively, are held by 22NW Group. Interest accrued on the debentures for the three months ended September 30, 2023 is $0.4 million (2022 – $nil). Interest is earned on terms applicable to all Debenture holders.

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

DIRTT’s proprietary design integration software, ICE® (“ICE” or “ICE software”), translates the vision of architects and designers into a 3D model that also acts as manufacturing information. ICE is also licensed to unrelated companies and Construction Partners of the Company, including AWI which owns a 50% interest in the rights, title and interests in all the intellectual property rights in a portion of the ICE Software that is used by AWI.

Key Third Quarter Highlights

•
Revenue for the quarter ended September 30, 2023 was $49.5 million, an increase of $2.8 million or 6% from $46.7 million for the same period in 2022, and a $4.8 million or 11% increase from the second quarter of 2023. Compared to the same period in 2022, the increase in revenue was primarily driven by an increase in pricing, as well as volume growth in Healthcare and Government sectors. Compared to the first and second quarter of 2023, third quarter activity was higher, in line with seasonal demand patterns and timing of project schedules.
•
Gross profit and gross profit margin for the quarter ended September 30, 2023 was $17.1 million or 34.4% of revenue, an increase of $10.1 million or 144% from $7.0 million or 15.0% of revenue for the quarter ended September 30, 2022. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the three months ended September 30, 2023 was $18.3 million. This represents an $8.2 million or 80% increase over the comparative period in 2022 and a $2.1 million or 13% increase from the second quarter of 2023. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the third quarter of 2023 was 36.9%, a 1,520 bps improvement over the comparative period and a 70 bps improvement from the second quarter of 2023. The increase in Adjusted Gross Profit and Adjusted Gross Profit Margin compared to the previous and comparative quarters is due to having better leverage over fixed costs through price increases and reduced fixed costs.
•
Net loss for the third quarter of 2023 was $6.3 million compared to a $6.7 million net loss for the same period of 2022. The lower net loss is primarily the result of the higher gross profit margin of $10.1 million (as explained above), a $2.2 million increase in operating expenses including the $8.0 impairment charge on the Rock Hill Facility, offset by a $3.1 million reduction in reorganization costs, a $0.1 million increase in interest income and $0.1 million decrease in interest expense, offset by a $0.5 million decrease in foreign exchange gain and a $7.1 million government subsidy in 2022 that did not recur.
•
During the third quarter of 2023, we announced the permanent closure of the Rock Hill Facility. This facility had been temporarily suspended since August 2022. With annual production capacity at DIRTT facilities in Savannah, Georgia and Calgary, Alberta, of approximately $400 million in annual revenue, the closure is part of DIRTT’s ongoing focus on realigning the organization, increasing efficiency, and improving profitability. Non-cash impairment charges related to Rock Hill Facility equipment of $8.0 million has been recorded in the three months ended September 30, 2023.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the third quarter of 2023 was $5.3 million or 10.6%, an improvement of $10.7 million from a $5.4 million loss or (11.6)% for the third quarter of

2022. This improvement was driven by the price increases and improved product mix, as well as the cost reduction measures taken by the Company over the past twenty four months.
•
Approximately $1.9 million of cash was generated by operating activities in the third quarter of 2023 compared to $10.7 million of cash used in the third quarter of 2022, with cash increasing $0.6 million overall in the third quarter of 2023. Our cash flow has improved compared to earlier quarters due to improved gross margin, our cost reduction initiatives, strategic actions and careful working capital management.

In the first quarter of 2023, we changed our methodology for calculating and disclosing our forward twelve month pipeline. We are now disclosing qualified leads, defined as quantity of projects being pursued, and our pipeline, defined as working with an engaged client on assessment of DIRTT as a prefabricated interior solution provider. We have begun using these new measures as they better measure expected near term performance given our operating environment has been prone to change due to macroeconomic factors such as worksite labor availability, interest rate changes, and potential recessionary impacts on construction projects.

As of October 1, 2023, our twelve month forward pipeline is projecting a 9% growth year on year and a 15% growth from January 1, 2023, illustrated in the table below.

	As at
	October 1, 2023	January 1, 2023	% Change	October 1, 2022	% Change
Twelve Month Forward Pipeline ($ 000s)
Commercial	192,773	141,293	36%	146,306	32%
Healthcare	39,230	55,719	(30%)	67,008	(41%)
Government	34,866	32,313	8%	28,526	22%
Education	16,235	17,201	(6%)	17,524	(7%)
	283,104	246,526	15%	259,364	9%
Leads (#)	999	721	39%	678	47%

Our Commercial segment has benefited from our positioning in Texas and Alberta and exposure to the energy sector. Our healthcare segment pipeline has returned to growth from the previous quarter after delivering several large healthcare projects. Due to the extended sales cycle of healthcare projects our twelve month pipeline experiences higher volatility than our other segments. Our full pipeline for healthcare projects continues to experience growth.

We are cautious on the timing of our Government and Education pipeline in the forward twelve months due to the uncertainty and risk of a potential U.S. federal government shutdown. We continue to increase our penetration in K-12 education and grow a higher education presence in our Central and Southern regions.

We are constantly scrutinizing our pipeline and believe that our commercial initiatives are reflected in the increased pipeline size and lead activity.

Outlook

Through the first six months of 2023, we experienced continued volatility in economic conditions, especially in regions with concentrated sales to the technology and banking sectors. These conditions included layoffs in the technology sector, reduction in short-term needs for office space, and increasing interest rates impacting borrowings, resulting in certain projects that were planned earlier in the year being deferred or canceled. We note that we are exiting our seasonally strongest quarter and are entering our typically weaker winter period.

In response and as discussed in our previous quarterly reports on Form 10-Q, we identified and took action to reduce annualized overhead costs by $5.0 million during the first quarter of 2023. Further, on May 8, 2023, the Company reduced its salaried workforce, resulting in annualized savings of $2.6 million. One-time costs associated with these reductions, incurred in the second quarter of 2023, were approximately $0.7 million.

The trend of economic uncertainty has continued into the third quarter of 2023. The conversation on “return to work” continues as some companies are mandating a hybrid “return to work” policy. Various inflation metrics have improved over the three months ended September 30, 2023, although there is no guarantee they will continue to do so.

We believe that wider macroeconomic conditions indicate we are in an uncertain late cycle environment with the near-term potential for deteriorating macroeconomic conditions. The increase in long term interest rates can potentially reduce demand for capital intensive projects in our Commercial, Healthcare, and Education segments. The AIA/Deltek Architecture Billings Index fell into contraction across all geographies in September. Regardless, we continue to focus on what is within our control: supporting our current partners, increasing penetration in targeted geographies, onboarding new Construction Partners, and new strategic partnerships. While we are benefiting from price stability in our input costs as well as a strengthening U.S. dollar, recent unrest in the Middle East may adversely impact our gross margins, and could further impact our pipeline, should energy prices return to 2022 levels.

We have made hard choices and meaningfully reduced our cost footprint and made great progress lowering our estimated revenue breakeven point. We will continue to evaluate our cost structure and respond to the inflationary impacts to labor, materials and services in an efficient manner consistent with our goal to maintain future healthy gross profit and Adjusted EBITDA margins while improving our future liquidity.

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

Government subsidies, depreciation and amortization, stock-based compensation expense, reorganization expense, foreign exchange gains and losses and impairment charges are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

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

Adjusted EBITDA

EBITDA adjusted to remove foreign exchange gains or losses; impairment charges; reorganization expenses; stock-based compensation expense; government subsidies; one-time, non-recurring charges and gains; and any other non-core gains or losses

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

Results of Operations

Three and Nine Months Ended September 30, 2023, Compared to the Three and Nine Months Ended September 30, 2022

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in thousands)			($ in thousands)
Revenue	49,537	46,747	6	130,998	129,734	1
Gross Profit(1)	17,065	7,008	144	40,304	16,571	143
Gross Profit Margin	34.4%	15.0%		30.8%	12.8%
Operating Expenses
Sales and Marketing	6,161	6,089	1	18,302	21,094	(13)
General and Administrative	4,669	6,542	(29)	16,003	21,412	(25)
Operations Support	1,752	2,321	(25)	5,564	7,347	(24)
Technology and Development	1,239	1,695	(27)	4,055	5,714	(29)
Stock-Based Compensation	1,069	918	16	2,543	3,546	(28)
Reorganization	321	3,426	(91)	2,857	12,281	(77)
Impairment charge on Rock Hill Facility	7,952	-	100	7,952	-	100
Related Party Expense	-	-	NA	1,524	-	100
Total Operating Expenses	23,163	20,991	10	58,800	71,394	(18)
Operating Loss	(6,098)	(13,983)	(56)	(18,496)	(54,823)	(66)
Operating Margin	(12.3)%	(29.9)%		(14.1)%	(42.3)%
Government subsidies	-	7,141	(100)	236	7,765	(97)
Gain on sale of software and patents	-	-	NA	6,145	-	100
Foreign exchange (loss) gain	822	1,356	(39)	(59)	1,870	(103)
Interest income	161	19	747	271	50	442
Interest expense	(1,196)	(1,276)	(6)	(3,636)	(3,935)	(8)
	(213)	7,240	103	2,957	5,750	(49)
Net loss before tax	(6,311)	(6,743)	6	(15,539)	(49,073)	68
Current and deferred income tax recovery	-	(16)	100	-	(16)	100
	-	(16)	100	-	(16)	100
Net loss	(6,311)	(6,727)	6	(15,539)	(49,057)	68

(1) For the three and nine months ended September 30, 2022, $1.0 million primarily related to the write off of inventory of discounted product lines, and $1.0 million and $2.1 million, respectively of accelerated depreciation and amortization on software associated with discontinued product lines and the closure of the Phoenix Facility.

Revenue

Revenue reflects sales to our Construction Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in thousands)			($ in thousands)
Product	43,132	39,092	10	113,323	110,383	3
Transportation	4,767	5,022	(5)	13,169	13,878	(5)
License fees from Construction Partners	196	193	2	613	588	4
Total product revenue	48,095	44,307	9	127,105	124,849	2
Installation and other services	1,442	2,440	(41)	3,893	4,885	(20)
	49,537	46,747	6	130,998	129,734	1

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

Revenue for the nine months ended September 30, 2023, was $131.0 million, an increase of $1.3 million compared to $129.7 million in the comparative period of 2022. The first nine months of 2023 were impacted by macroeconomic conditions, including layoffs in the tech sector and rising interest rates, both of which have had an impact on our pipeline. For example, one large project with a customer in the technology sector that was originally scheduled for the first quarter of 2023 was deferred indefinitely. During the quarter ended September 30, 2023, revenue was $49.5 million, an increase of $2.8 million compared to the comparative period of 2022 of $46.7 million.

Installation and other services revenue was $1.4 million for the quarter ended September 30, 2023 compared to $2.4 million in the quarter ended September 30, 2022, and $3.9 million in the nine months ended September 30, 2023 compared to $4.9 million in the same period of 2022. This revenue primarily reflects services performed by our ICE and design teams for third parties. Except in limited circumstances, our Construction Partners, rather than the Company, perform installation services, and accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At September 30, 2023, we had 71 (September 30, 2022: 69; December 31, 2022: 67) Construction Partners servicing multiple locations. During the nine months ended September 30, 2023, we announced the expansion of seven of our DIRTT Construction Partners into new markets as we expand the reach of DIRTT products in North America.

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

The following table presents our product and transportation revenue by vertical market:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in thousands)			($ in thousands)
Commercial	31,272	31,796	(2)	82,154	85,458	(4)
Healthcare	8,483	3,638	133	25,111	15,693	60
Government	4,606	3,358	37	10,581	11,680	(9)
Education	3,538	5,322	(34)	8,646	11,430	(24)
License fees from Construction Partners	196	193	2	613	588	4
Total product revenue	48,095	44,307	9	127,105	124,849	2
Service revenue	1,442	2,440	(41)	3,893	4,885	(20)
	49,537	46,747	6	130,998	129,734	1

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in %)		(in %)
Commercial	65	72	65	69
Healthcare	18	8	20	13
Government	10	8	8	9
Education	7	12	7	9
Total Product Revenue(1)	100	100	100	100

(1) Excludes license fees from Construction Partners.

Commercial revenues decreased by 2% from the prior year period. Healthcare revenues increased by 133% in the third quarter of 2023 from the same period of 2022. The quarter ended September 30, 2023 includes $2.1 million of revenue from a large healthcare customer. Such sales tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. Government revenues in the third quarter of 2023 increased by 37% from the prior year period. Similar to healthcare, government revenues tend to be larger individual projects. Education sales in the third quarter of 2023 decreased 34% from the same period of 2022. The education sector included a higher magnitude of smaller projects in the third quarter of 2023 than in the third quarter of 2022.

For the nine months ended September 30, 2023 commercial revenues decreased by 4% from the prior year period. Healthcare revenues increased by 60% in the first nine months of 2023 from the same period of 2022. Government revenues decreased by 9% from the prior year period. Education sales for the nine months ended September 30, 2023 were down 24% from 2022. Both the healthcare and education sectors included a higher magnitude of smaller projects in 2023 than 2022.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in thousands)			($ in thousands)
Canada	5,665	7,191	(21)	14,577	19,859	(27)
U.S.	43,872	39,556	11	116,421	109,875	6
	49,537	46,747	6	130,998	129,734	1

Historically, approximately 15-25% and 75-85% of revenues are derived from sales to Canada and the United States, respectively. The third quarter of 2023 included a higher volume of sales to customers in the United States compared to Canada resulting in 11% of sales to Canada with the rest in the United States.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.1 million to $6.2 million for the three months ended September 30, 2023, from $6.1 million for the three months ended September 30, 2022. The increase was driven by higher commissions costs offset by lower travel and entertainment costs, marketing costs, and building expenses.

Sales and marketing expenses decreased by $2.8 million to $18.3 million for the nine months ended September 30, 2023 from $21.1 million from the same period of 2022. The decreases were largely related to a realignment of back office support and territory coverage and cost structure with current demand levels.

General and Administrative Expenses

General and administrative expenses decreased by $1.9 million to $4.7 million for the three months ended September 30, 2023 from $6.5 million for the three months ended September 30, 2022. The decrease was primarily related to a decrease in professional services costs of $1.0 million, a $0.2 million decrease in office costs, a $0.2 million decrease in communications costs and a $0.5 million decrease in salaries and benefits costs associated with the planned headcount reductions as part of our cost reduction initiatives.

For the nine months ended September 30, 2023, general and administrative expenses decreased by $5.4 million to $16.0 million from $21.4 million driven by a $4.1 million reduction in professional services costs, which included $1.8 million related to the costs of the contested director elections, a $0.6 million reduction in office and communication costs and a $0.7 million reduction in depreciation.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Construction Partner project execution and our manufacturing operations. Operations support expenses decreased by $0.6 million from $2.3 million for the three months ended September 30, 2022 to $1.8 million for the three months ended September 30, 2023. The decrease was primarily due to a $0.4 million decrease in salaries and benefits costs associated with the planned headcount reductions as part of our cost reduction initiatives. Operations support expenses decreased $1.8 million for the nine months ended September 30, 2023 to $5.6 million from $7.3 million in the same period of 2022 mostly related to a $1.6 million decrease in salaries and benefits costs.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses decreased by $0.5 million to $1.2 million for the three months ended September 30, 2023, compared to $1.7 million for the three months ended September 30, 2022, primarily related to decreased salaries and benefits costs associated with the planned headcount reductions as part of our cost reduction initiatives. For the nine months ended September 30, 2023, technology and development costs decreased by $1.7 million to $4.1 million from $5.7 million in the same period of 2022 related to a decrease in salaries and benefits costs and an increase in capitalized software development costs.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2023 was $1.1 million and $2.5 million, respectively, compared to $0.9 million and $3.5 million in the same periods of 2022. The movement in this expense was largely due to grants of RSUs and share awards which occurred in the first quarter of 2022 but in 2023 were granted in the second quarter. Grants for RSUs in lieu of cash compensation to the Company’s interim Chief Executive Officer in 2022 were not repeated in 2023. DSUs were granted to the Board of Directors, but was offset by the impact of fair value adjustments on cash settled awards as a result of our share price decreasing during the nine months ended September 30, 2023.

Reorganization

Reorganization expenses for the quarter of $0.3 million decreased from $3.4 million in the prior period. Current quarter costs relate primarily to movement of inventory from the Rock Hill Facility and termination costs associated with actions taken to streamline our back office and operational support functions, as discussed herein and in our quarterly reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023, which are expected to contribute $2.6 million in annualized savings. Second quarter of 2022 reorganization costs were driven by the closure of Phoenix Facility and the one-time costs associated with a reduction of salaried workforce and two executives.

Reorganization costs decreased to $2.9 million for the nine months ended September 30, 2023 from $12.3 million for the same period of 2022. Nine month costs in 2023 relate primarily to termination costs and costs to move materials from Rock Hill to Calgary, while the costs in 2022 relate to expenditures in closing the Phoenix Facility and costs associated with workforce reductions and changes in management.

Impairment charge on Rock Hill Facility

On September 27, 2023, the Company decided to permanently close the Rock Hill Facility in South Carolina. The Company reassessed the useful lives of the manufacturing equipment resulting in an $8.0 million impairment charge in the three and nine months ended September 30, 2023 ($nil for the three and nine months ended September 30, 2022) to reduce the assets to their fair value less costs to sell certain assets being held for sale.

Related Party Expense

On March 15, 2023, the Company entered into a Debt Settlement Agreement (the "Debt Settlement Agreement") with 22NW Fund, LP ("22NW") and Aron English, 22NW's principal and a director of DIRTT, (together, the "22NW Group") who, collectively, beneficially owned approximately 19.5% of the Company’s issued and outstanding common shares at such time. Pursuant to the Debt Settlement Agreement, the Company agreed to reimburse the 22NW Group for the costs incurred by the 22NW Group in connection with the contested director election at the annual and special meeting of shareholders of the Company held on April 26, 2022, being $1.6 million (the "Debt").

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

At the annual general and special meeting of shareholders held on May 30, 2023 shareholders voted to approve the issuance of common shares, and on June 2, 2023, the Company issued 3,899,745 common shares to 22NW Group as repayment for the Debt. Upon settlement, the debt was revalued at the higher of the deemed price of $0.40 per common share and the May 30, 2023 market price of $0.38 per common share resulting in a recovery from the balance recorded at March 31, 2023 which had been valued at a price of $0.53 per common share.

Government Subsidies

The Company was not eligible and did not receive any new government subsidies in the quarter ended September 30, 2023. The Company received $0.2 million of interest with the collection of the ERC during the nine months ended September 30, 2023.

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

The $10.0 million of proceeds from the Co-Ownership Agreement was received during the second quarter of 2023. In accordance with US GAAP, the proceeds were first applied to the net book value of the related cost of software and patents (other assets) and the residual amount of $6.1 million was recognized as a gain in the consolidated statement of operations. Further, $0.9 million was received during the quarter ended June 30, 2023 as prepayment under the ARMSA. Part of the proceeds of this transaction were used to settle one of our equipment leases of $1.6 million and resulted in the release of $0.4 million of restricted cash.

Interest Expense

Interest expense decreased by $0.1 million from $1.3 million in the quarter ended September 30, 2022 to $1.2 million in the quarter ended September 30, 2023 and by $0.3 million for the nine months ended September 30, 2023 to $3.6 million due to foreign exchange impacts and the decrease in equipment lease balances due to principal repayments.

Income Tax

The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. As at September 30, 2023 the Company had a valuation allowance of $33.4 million (December 31, 2022: $29.8 million) against deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada and the United States to fully deduct historical losses. As at September 30, 2023, we had C$110.9 million of non-capital loss carry-forwards in Canada and $55.7 million in the United States. These loss carry-forwards will begin to expire in 2032.

Net Loss

Net loss decreased to a $6.3 million loss or $0.06 net loss per share in the three months ended September 30, 2023 from a net loss of $6.7 million or a $0.08 net loss per share for the three months ended September 30, 2022. The lower net loss is primarily the result of the higher gross profit margin of $10.1 million, a $2.2 million increase in operating expenses (including an $8.0 million impairment charge on the closure of the Rock Hill Facility, offset by a $3.1 million reduction in reorganization costs), a $0.1 million increase in interest income and $0.1 million decrease in interest expense, offset by a $0.5 million decrease in foreign exchange gain and a $7.1 million government subsidy in 2022 that did not recur.

Net loss decreased to $15.5 million or $0.15 net loss per share in the nine months ended September 30, 2023 from a net loss of $49.1 million or $0.57 net loss per share for the nine months ended September 30, 2022. The decreased loss is primarily the result of a $23.7 million increase in gross profit, a $12.6 million decrease in operating expenses (including a $9.4 million decrease in reorganization expenses, and a decrease of $1.8 million of incremental professional fees offset by an $8.0 million impairment charge on the Rock Hill Facility, as described previously), a one-time gain of $6.1 million on the sale of software and patents, a $0.3 million decrease in interest expense, a $0.2 million increase in interest income, offset by a $1.9 million increase in foreign exchange loss and a $7.5 million decrease in government subsidies.

EBITDA and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2023 and 2022

The following table presents a reconciliation for the results of the three and nine months ended September 30, 2023 and 2022 of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
Net loss for the period	(6,311)	(6,727)	(15,539)	(49,057)
Add back (deduct):
Interest expense	1,196	1,276	3,636	3,935
Interest income	(161)	(19)	(271)	(50)
Income tax recovery	-	(16)	-	(16)
Depreciation and amortization	2,017	4,236	7,216	12,202
EBITDA	(3,259)	(1,250)	(4,958)	(32,986)
Foreign exchange (gain) loss	(822)	(1,356)	59	(1,870)
Stock-based compensation	1,069	918	2,543	3,546
Government subsidies	-	(7,141)	(236)	(7,765)
Related party expense (2)	-	-	1,524	-
Reorganization expense	321	3,426	2,857	12,281
Gain on sale of software and patents(3)	-	-	(6,145)	-
Impairment charge on Rock Hill Facility (3)	7,952	-	7,952	-
Adjusted EBITDA	5,261	(5,403)	3,596	(26,794)
Net Loss Margin(1)	(12.7)%	(14.4)%	(11.9)%	(37.8)%
Adjusted EBITDA Margin	10.6%	(11.6)%	2.7%	(20.7)%

(1) Net loss divided by revenue.

(2) The related party transaction is a non-recurring transaction that is not core to our business and is excluded from the Adjusted EBITDA calculation (Refer to Note 16 of the consolidated interim financial statements).

(3) The gain on sale of software and patents is a non-recurring transaction and the impairment charge on Rock Hill Facility are not core to our business and are excluded from the Adjusted EBITDA calculation (Refer to Note 7 and Note 6, respectively, of the consolidated interim financial statements).

For the three months ended September 30, 2023, Adjusted EBITDA and Adjusted EBITDA Margin increased by $10.7 million to $5.3 million or 10.6% from a $5.4 million loss or (11.6)% in the same period of 2022. This primarily reflects an $8.2 million increase in Adjusted Gross Profit, a decrease of $1.0 million of professional fees, a $1.1 million decrease in salaries and benefits costs, a $0.6 million decrease in office, building and communication costs, and a $0.3 million decrease in travel and entertainment costs in the quarter, offset by a $0.5 million increase in commissions.

For the nine months ended September 30, 2023, Adjusted EBITDA and Adjusted EBITDA Margin increased by $30.4 million to $3.6 million or 2.7% from a $26.8 million loss or (20.7)% in the same period of 2022. This primarily reflects a $19.6 million increase in Adjusted Gross Profit, a decrease of $4.1 million of professional fees, a $5.1 million decrease in salaries and benefits costs, a $0.8 million decrease in travel and entertainment costs, a $0.6 million decrease in marketing costs and a $1.2 million decrease in building, office and communications costs.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Nine Months Ended September 30, 2023 and 2022

The following table presents a reconciliation for the three and nine months ended September 30, 2023 and 2022 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
Gross profit	17,065	7,008	40,304	16,571
Gross profit margin	34.4%	15.0%	30.8%	12.8%
Add: Depreciation and amortization expense	1,231	3,132	4,656	8,792
Adjusted Gross Profit	18,296	10,140	44,960	25,363
Adjusted Gross Profit Margin	36.9%	21.7%	34.3%	19.6%

For the quarter ended September 30, 2023, gross profit and gross profit margin increased to $17.1 million or 34.4% from $7.0 million or 15.0% for the prior period. Adjusted Gross Profit and Adjusted Gross Profit Margin increased 80% to $18.3 million or 36.9% for the three months ended September 30, 2023, from $10.1 million or 21.7% for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, gross profit and gross profit margin increased to $40.3 million or 30.8% from $16.6 million or 12.8% for the prior period. Adjusted Gross Profit and Adjusted Gross Profit Margin increased 77% to $45.0 million or 34.3% for the nine months ended September 30, 2023, from $25.4 million or 19.6% for the nine months ended September 30, 2022. Gross profit for the nine months ended September 30, 2022 included $1.1 million of accelerated depreciation and amortization arising from the change in useful lives of the Phoenix Facility's equipment.

The improvement in Adjusted Gross Profit was a result of improved product mix, a reduction in fixed costs, management of labor hours throughout the period and the impact of the price increases to offset the inflationary impacts on material costs. Labor decreased $0.7 million and $4.0 million and fixed costs decreased $1.1 million and $2.9 million, respectively, for the quarter and nine months ended September 30, 2023 as we closed our Phoenix Facility during the second quarter of 2022 and temporarily suspended operations in our Rock Hill Facility in the third quarter of 2022, as well as cost reduction initiatives taken impacting our overheads. Idle facility costs incurred to the suspension of operations at the Rock Hill Facility of $0.4 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, and are included in cost of sales.

Liquidity and Capital Resources

As at September 30, 2023, the Company had $19.5 million of cash on hand and C$14.6 million ($10.8 million) of available borrowings, compared to $10.8 million of cash on hand and C$7.2 million ($5.3 million) of available borrowings as at December 31, 2022. Through the first nine months of fiscal 2023, the Company generated $4.7 million in cash flow from operations, compared to a cash usage of $47.5 million over the first nine months of fiscal 2022. The Company benefited from the receipt of $7.3 million of government subsidies during the first half of 2023.

We have implemented multiple price increases to mitigate the impact of inflation on raw materials and improve liquidity during the past two years. These actions have resulted in a meaningful improvement in our gross profit margins and higher net profit and have served to stabilize our cash usage to operate the business. Gross profit for the nine months ended September 30, 2023 was $40.3 million, or 30.8% compared to the same period of 2022, which generated gross profit of $16.6 million, or 12.8%.

Over the past twelve months, we have executed upon several initiatives to improve liquidity. First, in May 2023, we entered into an agreement with AWI resulting in the receipt of $10.9 million of cash. Second, during March 2023, we entered into an agreement to sublease our Dallas “DXC” to one of our Construction Partners in that region. Under the sublease agreement, the subtenant has assumed responsibility for the monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through December 31, 2024, providing us annualized savings of approximately $1 million. We are continuing to evaluate other properties for sale and leaseback or sublease opportunities, including our Rock Hill Facility and expect these strategic initiatives to result in positive cash inflows in 2023 and 2024. Third, we completed a Private Placement (as defined herein) of common shares in November 2022, with certain significant shareholders and directors and officers of the Company to bridge cash requirements before the completion and closing of the noted strategic transactions. The Company entered into irrevocable subscription agreements with its two largest shareholders, 22NW and 726 and all the directors and officers of the Company on November 14, 2022 to issue 8.7 million shares for gross consideration of $2.8 million (the "Private Placement"). The Private Placement closed on November 30, 2022. In addition, in connection with the Private Placement, 22NW and 726, or their principals, have irrevocably committed to backstopping any rights offering occurring by the Company within twelve months of closing the Private Placement in the aggregate amount of $2.0 million.

While we are encouraged by the improved profitability and cash flow, we have continued to evaluate our fixed cost structure and overhead in light of recent macroeconomic uncertainty. We have implemented multiple restructuring initiatives designed to align our cost structure with current expected levels of demand. In addition, the Company has reduced headcount by 154 employees, or approximately 16% from January 2022 through September 2023. The reduced overhead has served to offset the impact from the macroeconomic headwinds experienced over the past year.

Furthermore, the Company is evaluating a rights offering to raise additional capital, as described in the registration statement on Form S-1, filed on October 26, 2023 (File No. 333-275172) (the “S-1”) with the SEC (the “Rights Offering”), the proceeds of which, if pursued, are expected to be used for general corporate purposes, which may include investments in our business, funding potential future cash needs or operating losses, funding working capital and capital expenditure needs, or reductions to our outstanding indebtedness.

We have assessed the Company’s liquidity as at September 30, 2023 taking into account our sales outlook for the next twelve months, our existing cash balances and available credit facilities and expected early settlements related to our Rock Hill Facility equipment lease. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next twelve months. However, a number of factors, including the macroeconomic factors discussed above could adversely impact our liquidity over such period.

To the extent that existing cash and cash equivalents and available facilities are not sufficient to fund future activities, we may seek to raise additional funds through equity or debt financings. If additional funds are raised through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our Debentures and our equity securities or contain instruments that may be dilutive to our existing shareholders. Any additional equity or debt financing may be dilutive to our existing shareholders. While we believe we can access capital markets when needed or under acceptable terms, there can be no assurance we will be able to do so.

In January 2021, we issued C$40.3 million of the January Debentures for net proceeds after costs of C$37.6 million ($29.5 million). The January Debentures accrue interest at a rate of 6.00% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and be repayable on the January Debenture Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. As at September 30, 2023, C$18.9 million of the January Debentures are held by a related party,

22NW. 22NW holds approximately 22.1% of our issued and outstanding common stock as of October 25, 2023. Aron English, manager of 22NW Fund GP, LLC, the general partner of 22NW, is a director of the Company.

In February 2021, we entered into the RBC Facility, a C$25.0 million senior secured revolving credit facility with RBC. Under the RBC Facility, the “Borrowing Base” is a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. On February 9, 2023, the Company extended the RBC Facility. The Extended RBC Facility has a borrowing base of C$15 million and a one year term. Available borrowings under the Extended RBC Facility at September 30, 2023 were C$14.6 million ($10.8 million).

On December 1, 2021, we issued C$35.0 million of the December Debentures for net proceeds after costs of C$32.7 million ($25.6 million). The December Debentures accrue interest at a rate of 6.25% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.20 per common share, or if not converted will mature and be repayable on the December Debenture Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. As at September 30, 2023, C$13.6 million of the December Debentures are held by a related party, 22NW.

The Company has a C$5.0 million Canada Leasing Facility of which C$4.4 million ($3.3 million) has been drawn, and a $14.0 million U.S. Leasing Facility of which $13.3 million has been drawn with RBC and one of its affiliates. The Leasing Facilities are available for equipment expenditures and certain equipment expenditures already incurred. In connection with the Company’s decision to close the Rock Hill Facility, we intend to settle the liability related to the U.S. Leasing Facility of $8.2 million in the next twelve months. With the settlement of this liability, we expect approximately $2.6 million to be released from restricted cash. On October 31, 2023, the Company paid off $1.0 million of the U.S. Leasing Facility.

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
Net cash flows provided by (used in) operating activities	1,919	(10,667)	4,687	(47,509)
Net cash flows provided by (used in) investing activities	(658)	(644)	7,089	(3,595)
Net cash flows used in financing activities	(551)	(912)	(3,412)	(1,802)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(117)	(293)	(166)	(73)
Net increase (decrease) in cash, cash equivalents and restricted cash	593	(12,516)	8,198	(52,979)
Cash, cash equivalents and restricted cash, beginning of period	21,844	22,945	14,239	63,408
Cash, cash equivalents and restricted cash, end of period	22,437	10,429	22,437	10,429

Operating Activities

Net cash flows provided by operating activities were $1.9 million for the three months ended September 30, 2023 compared to $10.7 million used in the same period of 2022. The improvement in cash flows used in operations is largely due to the $10.7 million increase in Adjusted EBITDA and a $3.1 million decrease in reorganization expenses offset by a $1.7 million increase in working capital excluding the $7.1 million receivable for government subsidies impacting the third quarter of 2022.

Net cash flows provided by operating activities were $4.7 million for the nine months ended September 30, 2023 compared to $47.5 million used in the same period of 2022. The improved cash flows from operations was driven by the $30.4 million increase in Adjusted EBITDA, a $9.4 million decrease in reorganization expenses, and a $19.0 million net decrease in working capital comprising $11.7 million decrease in routine working capital and a $7.3 million decrease in other receivables relating to the ERC claim. Through September 30, 2023, we have continued to draw down on our inventory supply built up in the first half of 2022.

Investing Activities

Cash flows provided by investing activities during the nine months ended September 30, 2023 benefited from $10.0 million of proceeds from the AWI transaction during the second quarter of 2023.

We invested $0.3 million and $1.3 million in property, plant and equipment during the three and nine months ended September 30, 2023, respectively compared to $0.4 million and $2.2 million, respectively, during the three and nine months ended September 30, 2022. This expenditure consisted of $0.3 million of information technology, $0.4 million of DXC refreshes and $0.6 million of manufacturing upgrades for the nine months ended September 30, 2023. We invested $0.4 million and $1.5 million on capitalized software during the three and nine months ended September 30, 2023, respectively, compared to $0.4 million and $1.3 million for the three and nine months ended September 30, 2022.

Financing Activities

For the three and nine months ended September 30, 2023, $0.6 million and $3.4 million of cash, respectively, was used in financing activities compared to $0.9 million and $1.8 million in the same periods of 2022. The cash used comprised mainly of $0.6 million of scheduled payments under the Leasing Facilities for both periods. During the second quarter of 2023, an additional $1.6 million principal repayment was made against the Canadian Leasing Facility. This payment was required by RBC as part of their consent for the AWI transaction and resulted in the full settlement of one of the Canadian leasing agreements. In the three and nine months ended September 30, 2022, we incurred $0.3 million and $0.6 million of spend on employee tax payments on vesting of RSUs compared to $nil and $0.03 million in the same period of 2023.

We currently expect to fund anticipated future investments with available cash and drawings on the Extended RBC Facility. To date, our strategic actions have generated cash through proceeds from the Private Placement in November 2022, the receipt of $7.3 million of government subsidy through the ERC application during the nine months ended September 30, 2023 and proceeds of $10.9 million received in the second quarter of 2023 through the AWI transaction. We continue to evaluate properties we own for sale and lease back and opportunities to sub lease available spaces. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing, may be pursued in the future as we deem appropriate. We may also use debt or pursue equity financing depending on the price of our common shares at the time, interest rates, and nature of the investment opportunity and economic climate. No assurance can be given that any of these actions will be successful and will be sufficient for our needs.

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

On February 9, 2023, the Company extended the RBC Facility. The Extended RBC Facility has a borrowing base of C$15 million and a one year term. Interest is calculated at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Term Secured Overnight Financing Rate ("SOFR") plus 200 basis points plus the Term SOFR Adjustment. Under the Extended RBC Facility, if the trailing twelve month FCCR is above 1.25 for three consecutive months, a cash balance equivalent to one-year's worth of Leasing Facilities payments must be maintained. At September 30, 2023, available borrowings are C$14.6 million ($10.8 million) (December 31, 2022 – $10.8 million and C$7.2 million ($5.3 million) of available borrowings), calculated in the same manner described above, of which no amounts have been drawn. The Company did not meet the three-month FCCR requirement during the third quarter of 2023, which resulted in requiring the restriction of $3.0 million of cash.

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

The Company has drawn $13.3 million of cash consideration under the U.S. Leasing Facility and commenced the lease term in 2020 for the equipment at the South Carolina Facility. The Company has drawn C$4.4 million ($3.3 million) of cash consideration under the Canada Leasing Facility and commenced the lease term for the Canadian equipment expenditures during 2020. In connection with the Company’s decision to close the Rock Hill Facility, we intend to settle the liability related to the U.S. Leasing Facility of $8.2 million in the next twelve months. With the settlement of this liability, we expect approximately $2.6 million to be released from restricted cash. On October 31, 2023, the Company paid off $1.0 million of the U.S. Leasing Facility.

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

Contractual Obligations

Since our disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K the following material contractual changes have occurred:

•
additional commitments related to the extension of one of our factory leases in Calgary for an additional ten years beyond the original term;
•
our entry into the Debt Settlement Agreement with the 22NW Group; and
•
the modification of our Rock Hill Facility lease.

See Note 15, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the three months ended September 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 3, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report, there were no new accounting standards adopted during the three months ended September 30, 2023. We have disclosed the accounting policy applied for the assets held for sale related to the Rock Hill Facility.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 3, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements and “–Significant Accounting Policies and Estimates” appearing in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposures since our disclosures in our Annual Report on Form 10-K. For information regarding our exposure to certain market risks, please refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K. The Company’s cash and cash equivalents are predominantly all with one AA rated financial institution.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

DIRTT is pursuing multiple lawsuits against its former founders, Mogens Smed and Barrie Loberg, as well as Falkbuilt Ltd. and Falkbuilt, Inc. (collectively, “Falkbuilt”) and related individuals and corporations. DIRTT alleges breaches of fiduciary duties and non-competition and non-solicitation covenants, and the misappropriation of its confidential and proprietary information (in violation of numerous U.S. state and federal laws pertaining to the protection of trade secrets and proprietary information and the prevention of false advertising and deceptive trade practices). Except as described below, there have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K.

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

In the Canadian Non-Compete Case, on February 14, 2023, the Court of King’s Bench of Alberta granted DIRTT's application to schedule the hearing of its summary judgment application and dismissed Falkbuilt’s cross-application to strike the summary judgment application. On April 5, 2023, the parties appeared before the Associate Chief Justice of the Court of King’s Bench of Alberta for a Case Management Conference. In the Conference, the Associate Chief Justice offered the parties an expedited six-week trial on both liability and damage issues, as an alternative to DIRTT proceeding with its summary judgment application, on the condition that the parties could reach an agreement on the terms of the alternative process. The parties have not reached consensus regarding the terms of an expedited six-week trial, however, DIRTT remains fully cooperative with the Court of King’s Bench. In the meantime, DIRTT plans to aggressively pursue its summary judgment application.

In the Utah Misappropriation Case, on April 11, 2023, the United States Court of Appeals for the Tenth Circuit reversed the U.S. District Court for the Northern District of Utah’s decision that Utah was an inconvenient forum for DIRTT’s claims against Falkbuilt and others for the misappropriation of confidential information, trade secrets, business intelligence and customer information. The Utah Court had previously, and erroneously, found that DIRTT’s United States-based claims should be litigated in Canada. The Court of Appeals remanded the matter back to the Utah District Court. Falkbuilt filed motions to stay the Tenth Circuit decision pending its petition for a Writ of Certiorari to the Supreme Court of the United States. The Court of Appeals promptly denied the motion to stay. A similar motion subsequently filed with the Supreme Court of the United States on the same basis was also promptly denied. Fallkbuilt also petitioned the Supreme Court to accept review, even after losing the stay motion, that petition was also denied in early October.

The Texas Unfair Competition Case was dismissed, without prejudice, in reliance upon the now-reversed decision in the Utah Misappropriation Case, described above. DIRTT appealed that decision, and the United States Court of Appeals for the Fifth Circuit stayed the appeal pending the Tenth Circuit ruling at Falkbuilt's request. After prevailing in the Tenth Circuit, DIRTT asked Falkbuilt if it would, consistent with its prior representations, agree to remand the appeal to the Texas Court for disposition to Utah. Falkbuilt refused and DIRTT filed a Motion to Remand. The Court denied the Motion for Remand without prejudice and asked for full briefing. Argument is currently scheduled for December 7th, 2023 in New Orleans. The Court will either order the claims transferred to Utah or, if it affirms the lower court, those claims would proceed, inconveniently, in Canada. We believe it is very unlikely they would proceed in Texas as neither DIRTT or Falkbuilt currently desires that outcome.

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

Our common shares are quoted on the OTC’s Pink® Open Market, and there may be a limited trading market in our common shares in the United States. As a result of the limited trading market, investors may experience limited liquidity, and may experience limited ability to sell shares in the open market.

Our common shares are quoted on the OTC’s Pink® Open Market under the symbol “DRTTF.” There may be a limited trading market in our common shares in the United States. As a result of the limited trading market of our common shares, investors in our common shares may experience limited demand for their shares of common shares, which may limit their ability to sell their shares in the open market.

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

10.1*	Executive Employment Agreement, dated August 2, 2023, by and between DIRTT Environmental Solutions Inc. and Fareeha Khan
10.2*	Indemnity Agreement, dated August 2, 2023, between DIRTT Environmental Solutions Ltd and Fareeha Khan
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

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

	By:	/s/ Fareeha Khan
Fareeha Khan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 9, 2023