Form 10-K
period 2023-12-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2024-02-21
CIK 1340476

7.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39061

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

(Exact name of Registrant as specified in its Charter)

Alberta, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7303 30th Street S.E. Calgary, Alberta, Canada	T2C 1N6
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (403) 723-5000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Shares, without par value

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the common shares on The Nasdaq Stock Market on June 30, 2023, was $17,074,379.

The registrant had 191,110,385 common shares outstanding as of February 16, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual and Special Meeting of Shareholders, scheduled to be held on May 9, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Currency and Exchange Rate Information

Unless otherwise indicated, references in this Annual Report on Form 10-K (the “Annual Report”) to “$” or “dollars” are expressed in U.S. dollars (US$). References in this Annual Report to Canadian dollars are noted as “C$.”

Our consolidated financial statements that are included in this Annual Report are presented in U.S. dollars. Unless otherwise stated, all figures presented in Canadian dollars and translated into U.S. dollars were calculated using the daily average exchange rate as reported by the H.10 statistical release of the Board of Governors of the Federal Reserve System on December 29, 2023 of C$1.3202 = US$1.00.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Annual Report, regarding without limitation our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular and without limitation, this Annual Report contains forward-looking information pertaining to the effect of our strategic priorities on increasing value creation; the application of our processes and technology and the benefits therefrom, forecast operating and financial results, including 2024 revenue, and the impact of certain cost-saving measures, including anticipated proceeds from the sale of assets at the Rock Hill Facility (as defined herein), the development, timing and success of strategic accounts, the outcome of non-dilutive strategy initiatives, the competitiveness of the Company’s solutions, the liquidity and capital resources of the Company, the effects that current claims against the Company and expiring patents will have on the Company’s business, financial condition, results of operations and growth prospects; our executive management team and the effect the rating systems established by the U.S. Green Building Council will have on demand for products, systems and services in the U.S. market. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed or implied in such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report. These factors include, but are not limited to, the following:

•
general economic and business conditions in the jurisdictions in which we operate;
•
our ability to implement our strategic plan, including realization of benefits from certain cost-optimization initiatives undertaken since 2022 and into 2024, and the ability of our board of directors (“Board of Directors”) to successfully implement its transformation plan;
•
inflation and material fluctuations of commodity prices, including raw materials, and our ability to set prices for our products that satisfactorily adjust for inflation and fluctuations in commodity prices;
•
volatility of our share price and potentially limited liquidity for U.S. investors due to our common shares being quoted on the “OTC Pink Tier”;
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
•
our two largest shareholders are able to exercise a significant amount of control over the Company due to their significant ownership of our common shares, and their interests may conflict with or differ from the interests of our other shareholders;
•
competitive behaviors by our co-founders and former executives;
•
the condition and changing trends of the overall construction industry;

•
our reliance on our network of construction partners for sales, marketing and installation of our solutions;
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
•
infringement on our patents and other intellectual property and our ability to protect and enforce our intellectual property rights, including certain intellectual property rights that are jointly owned with a third party;
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

Our approach to industrialized construction combines a sophisticated product infrastructure with a dedicated team of construction experts and advanced digital tools. DIRTT’s first-of-its-kind software called ICE® (“ICE” or “ICE Software”) serves as the engine for our industrialized construction system, enabling solutions to be designed, visualized, organized, configured, priced, and manufactured off-site, with final assembly and installation completed at the job site. Our clients’ design visions are translated into the intelligent software platform, empowering faster decision making during design with real-time changes, visualization, and pricing information. ICE connects directly to DIRTT manufacturing facilities for end-to-end integration, precise manufacturing, production management, and coordination of the DIRTT scope. Our ICE Software is also licensed to unrelated companies and Construction Partners (as defined herein) of the Company, including Armstrong World Industries, Inc. (“AWI”) which owns a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE Software that is used by AWI. In addition to the core ICE platform, our cloud-based virtual reality tool and app, called ICEreality, connects teams from anywhere in the world to walk through their virtual space together, while design changes can be made with real-time feedback on pricing.

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

We completed our initial public offering in Canada in November 2013 and listed our common shares on the Nasdaq Global Select Market (“Nasdaq”) in October 2019. Our common shares trade on the Toronto Stock Exchange (“TSX”) under the symbol “DRT”. Effective October 12, 2023, DIRTT’s common shares ceased to trade on the Nasdaq. DIRTT’s common shares are quoted on the OTC markets on the “OTC Pink Tier” under the symbol “DRTTF.”

Unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” “its,” “the Company” or “DIRTT” mean DIRTT Environmental Solutions Ltd. and, where the context so requires, includes our subsidiaries.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including DIRTT, that file electronically with the SEC. We are also subject to requirements of applicable securities laws in Canada, and documents that we file with the securities commissions or similar regulatory authorities in Canada may be found at www.sedarplus.ca.

We make available free of charge through our website (www.dirtt.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC or the securities commissions or similar regulatory authorities in Canada. In addition to the reports filed or furnished with the SEC and the securities commissions or similar regulatory authorities in Canada, we publicly disclose information from time to time in our press releases, investor presentations posted on our website and at publicly accessible conferences. References to such information, including references to our Environmental, Social, and Governance (ESG) Report, and references to our website in this Annual Report, are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Annual Report.

We will provide without charge to you, upon your request, a copy of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the applicable securities commissions or similar regulatory authorities in Canada. Requests for copies should be addressed to 7303 30 Street SE, Calgary, Alberta, T2C 1N6, Canada, Attention: Investor Relations.

Our Solutions

Our array of products and integrations give our clients the tools to create high-performing interiors that stay relevant into the future. Unlike conventional prefabricated products, our solutions do not have predetermined shapes, sizes, or configurations, empowering clients with design freedom to meet their needs. The core of our product philosophy is a construction system that uses a universal interface. By allowing interchangeable parts, DIRTT can maximize the life cycle for most of our products. Committed to sustainability, we subscribe to non-obsolescence, where new DIRTT components work with DIRTT products that came before. Our solutions can be disassembled and reconfigured with minimal waste. With both design freedom and adaptability benefits, client spaces are tailored to their unique needs on Day One and can be more easily reconfigured or adapted to stay relevant on Day Two and beyond.

Our solutions (“DIRTT Solutions”) are typically able to address over 90% of an interior space. Components are manufactured in DIRTT facilities and shipped to site for installation. The following table provides a brief description of our primary solutions:

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

Approximately 40% of solid waste in the United States derives from construction and demolition. In contrast, DIRTT’s agile construction system makes it quick, easy, and cost effective to evolve interior spaces through future reconfigurations and relocations, while reducing waste. Our agile system is designed for disassembly to reduce the carbon footprint of new construction and future changes. We further reduce waste through efficient manufacturing and pre-assembled solutions.

We regularly evaluate the environmental impact of our materials, considering impact on the wellness of the occupants using the spaces we build and life cycles of the products we make. DIRTT endeavors to use materials with high recycled content, bio-based content, and low or no volatile organic compounds (VOCs). Most DIRTT assemblies are certified through Science Certification Systems (SCS) Indoor Advantage Gold, recognizing their low-emitting properties. DIRTT wall panel and casework facilities are certified to handle materials with FSC® certification (FSC-C006900), ensuring FSC certified products may be specified.

We recognize the vital importance of reducing embodied carbon within DIRTT products. Our environmentally conscious production facilities are regularly evaluated by cross-functional teams who assess and implement energy efficiency strategies. For example, to further reduce our operational carbon footprint, DIRTT’s U.S. factories are powered by renewable energy through our purchase of Green-e® certified renewable energy credits (RECs). We further reduce the impact of our operations with recycling and waste diversion programs.

DIRTT releases an annual Environmental, Social, and Governance (ESG) report outlining our commitments to sustainability and the environment. It also provides disclosure of our current environmental and sustainability impacts. DIRTT has set goals to reduce landfill waste by 2025 and to source or produce renewable energy to cover 100% of our factory operations.

Further information about DIRTT’s sustainability practices can be found at dirtt.com/sustainability.

Our Business Strategy

Our goal is to help clients envision and design interior construction projects and then build and deliver those projects faster, cleaner, more efficiently and with a better overall client experience and satisfaction than conventional construction methods. The modular aspect of our DIRTT construction system allows them to be easily reconfigured with a minimal amount of waste as client space needs change. Our innovative, technology-driven approach includes outstanding product design that is customized for each client application, and delivered on time and on budget.

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
•
Effective Sequencing. Conventional construction generally follows a rigid sequencing process. Typically, wall framing is constructed first, followed by floors and electrical and data networks. This process is then followed by drywall installation, painting, and flooring, and then installation or building of casework (millwork) and fixtures. These steps generate significant waste and create opportunities for delay, change orders, cost overruns and rework. In contrast, DIRTT’s approach integrates various product applications as tailored to specific project needs. They are manufactured off-site and arrive on-site organized, labeled and ready to be installed. This enables the interior solutions to be produced concurrently with on-site construction work, thereby reducing on-site time and the overall construction schedule.
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

Construction Partners and Sales Network

We primarily sell DIRTT Solutions through a network of independent Construction Partners working in conjunction with local DIRTT sales representatives, as well as internal DIRTT industry specialists, business development professionals and a dedicated Construction Partner support team. Construction Partners and local sales representatives are located in cities throughout the United States and Canada, with additional locations in Saudi Arabia, Mexico, the United Kingdom and Singapore. The use of a dispersed network of Construction Partners greatly enhances our ability to drive awareness of the DIRTT brand and understanding of our approach to construction throughout our markets.

As part of our distribution agreements, our Construction Partners are typically required to invest in their own DIRTT Experience Center (“DXC”) so that they are able to effectively showcase DIRTT Solutions. These DXCs are showrooms that provide mock-ups of DIRTT Solutions and related product offerings. As well, DIRTT maintains DXCs in Calgary, Dallas and Chicago.

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

At December 31, 2023, we had a total of 72 Construction Partners and 39 sales representatives across North America. We are not dependent on any one Construction Partner or sales representative.

Strategic accounts are a cornerstone in our strategy to drive long-term sustainable and predictable growth. These types of clients manage large real estate footprints in numerous locations. For these clients, it is advantageous and important to establish consistency in design and execution, repeatability, and speed to market. While these relationships can take time to develop, once they are established, the time and resources required to execute additional projects is reduced, which we believe will create profitable, predictable revenue streams. In return, clients benefit from a single point of accountability at DIRTT, a strong network of partners, full lifecycle support from established design standards and pre-construction expert support for their architects, designers and general contractors from field work to post installation support.

Manufacturing and Properties

Our DIRTT Solutions are currently manufactured at our facilities in Calgary, Alberta (the “Calgary Facility”) and Savannah, Georgia (the “Savannah Facility”). On February 22, 2022, we announced the closure of our aluminum manufacturing facility in Phoenix, Arizona (the “Phoenix Facility”). On August 23, 2022, we announced the temporary suspension of operations at our Rock Hill, South Carolina facility (the “Rock Hill Facility”). On September 27, 2023, we announced our intention to permanently close the Rock Hill Facility because the Calgary and Savannah Facilities can meet current demands with annual production capacity of $400 million in revenue. Currently our wall surfaces (which we call panels), casework and timber solutions are manufactured in Calgary, while aluminum, glass and power components are manufactured in Calgary and Savannah. Through distributed manufacturing, we can shift production of some components among our manufacturing sites, reduce transportation times and costs, and meet targeted lead times.

Suppliers and Raw Materials

Our inventory balances consist primarily of raw materials, which are kept on hand as components of our custom manufacturing process. Managing our raw material inventory is essential to our business, given our short lead times from order to shipment and our high level of order customization. Our key manufacturing materials are aluminum, hardware, wood and glass. For the twelve months ended December 31, 2023, aluminum accounted for approximately 31% of our purchased materials, while wood, hardware and finishing powder & paint accounted for approximately 12%, 9%, and 9%, respectively. While we maintain multiple suppliers for key materials, for the twelve months ended December 31, 2023, (i) one supplier accounted for approximately 61% of our aluminum supply and two additional suppliers provided 19% and 18%, respectively, (ii) two suppliers accounted for approximately 46% and 44% of our wood supply (iii) one supplier accounted for 100% of our paint & powder and (iv) one supplier accounted for approximately 42% of our hardware supply.

Materials are sourced domestically and, to a much lesser extent, overseas. Approximately 93% of our materials are manufactured and purchased in North America. Purchase decisions are made on the basis of quality, cost, and ability to meet delivery requirements. We do not typically enter into long-term agreements with suppliers. In general, adequate supplies of raw materials are available to all our operations, but we continue to be impacted by inflationary price pressures across substantially all of our raw material requirements and aluminum purchases may be subject to market capacity constraints.

Technology and Development

We continue to focus on developing client-centric innovations and enhancements of both ICE Software and DIRTT Solutions with a primary focus on improving client experience, increasing market penetration and growing key markets. At December 31, 2023, we employed 73 employees within our technology and development groups and, including capitalized amounts, invested $8.3 million, $10.3 million and $11.1 million in 2023, 2022 and 2021, respectively, in innovation activities.

On May 9, 2023, the Company entered into a Partial Patent Assignment Agreement and a Co-Ownership Agreement (the “AWI Agreement”) with AWI. The AWI Agreements provide for the partial assignment to AWI and co-ownership of an undivided 50% interest in certain intellectual property rights (including related patents) in a portion of the Company’s ICE software that is used by AWI (the “Applicable ICE Code”), in exchange for a cash payment of $10.0 million. As part of the AWI Agreements, the Company has agreed to provide AWI a transfer of knowledge concerning the Applicable ICE Code, upon completion of which the Company received an additional cash payment of $1 million. This additional cash payment was received in the fourth quarter of 2023. The AWI Agreement provide that the Company and AWI will have separate exclusive fields of use and restrictive covenants with respect to the Applicable ICE Code and related intellectual property rights which survive until either party elects to separate its relationship from the other and for a period of five years thereafter.

Clients

DIRTT’s principal geographic markets are the United States and Canada. Our revenue is derived almost entirely from projects in North America sold by our North American Construction Partners.

Our revenue opportunities primarily come from commercial projects, including both new construction projects and renovations of existing buildings. Clients range from small owner-managed businesses to multinational Fortune 500 companies across a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology, and hospitality. We view DIRTT Solutions as generally industry agnostic, with applications in many different industries with minimal adjustments. We are not dependent on any one client or industry segment. In 2023, one Construction Partner represented more than 10% of our revenue (12% in 2023), while no single client represented more than 10% of our revenue for the years ended December 31, 2022 or 2021.

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

Due to the fixed nature of certain manufacturing costs, such as our facilities leases and related indirect operating costs, periods of higher revenue volume tend to generate higher gross profit and operating income margins, while periods of lower volume tend to result in lower gross profit and operating income margins. Quarters that contain consistent monthly manufacturing volumes tend to generate higher gross profit than those where manufacturing levels vary significantly from month to month.

Patent and Intellectual Property Rights

Our success depends, in part, upon our intellectual property rights relating to our products, production processes, our technology, including our ICE Software, and other operations. We rely on a combination of trade secret, nondisclosure and other contractual arrangements, as well as patent, copyright and trademark laws, to protect our proprietary rights and competitive advantage. We register our patents and trademarks as we deem appropriate and take measures to defend patents where we deem others are infringing on our patents. The following table presents the status as of December 31, 2023, of our issued and pending patents relating to various aspects of DIRTT Solutions and ICE Software:

	Granted	Applications
Jurisdiction	Patents	Pending
Canada	78	37
United States	128	16
European Union	47	3
Singapore	8	1
Patent Cooperation Treaty	-	8
Other	32	-
Total	293	65

Our issued patents expire between 2024 and 2039. We do not believe that the expiration of any individual patent will have a material adverse effect on our business, financial condition or results of operations. As we develop innovations and new technology, we expect to file additional and supplemental patents to protect our rights in those innovations and new technology. As described in more detail above, the Company entered into the AWI Agreement with AWI, under which AWI owns a 50% interest in the rights, title and interests in all the Applicable ICE Code, including a 50% interest in the patent rights that relate to the Applicable ICE Code.

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

While we do not believe that compliance with federal, state, provincial, or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations, we cannot provide any assurances that future events, such as changes in existing laws or regulations, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions related to our operations, will not cause us to incur significant costs.

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

We expect to lose emerging growth company status by December 31, 2024.

Human Capital Resources

As at December 31, 2023, DIRTT employed 879 employees, 99% full time, 1% part time. We had 874 full-time employees consisting of 592 employees in production, 100 employees in sales and marketing, 73 employees in technology and development, 48 employees in operations support, and 61 general and administrative employees. At year-end, approximately 45% of our workforce are salaried employees and approximately 55% are compensated on an hourly basis. As at December 31, 2023, approximately 24% of our workforce was based in the United States, and approximately 76% was based in Canada. Our 2023 hiring efforts were directed towards both our manufacturing and non-manufacturing functions. The Company’s recent gender diversity data shows that 25% (2022 – 25%) of our employees are female company wide. In 2023, we hired 174 employees, with 27% of new employees being female.

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

Culture & Engagement

DIRTT has put measures in place to assess and enhance the level of engagement and satisfaction of our employees. Specific activities include the deployment of a performance management tool catered to drive discussions around team goals, performance and development opportunities, and greater transparency around policy and procedures tied to cost and risk mitigation.

In 2023, we conducted two employee engagement surveys through a platform called Employee Voice that deployed company-wide surveys focused on core themes of workplace civility, communication, work-life balance, retention, job satisfaction, employee engagement and diversity and inclusion. Targeted initiatives are being put in place to assess the progression of themes from the survey on overall employee engagement and experience.

Additional initiatives that we attribute to the progression of culture and engagement include launching learning and development opportunities, enhanced communication platforms, employee recognition programs, a company-wide philanthropic organization, and a strong focus on virtual social events to further support engagement and connection of remote employees.

Connecting to our community is a critical piece of the DIRTT story. We continue to focus on establishing a stronger community investment program that demonstrates our drive to put community at the center of the business. This involves developing a strategy, carving out a roadmap of initiatives, and establishing a committee of employees across the organization. As part of our strategy, we are focusing our efforts on establishing meaningful engagement opportunities, creating inclusive giving campaigns, driving sustainable impact, and enabling our employees to connect on philanthropic efforts. In the fourth quarter of 2023, we successfully completed our holiday giving campaign which was a coordinated in-person and virtual effort in support of food banks across North America, focusing on the cities in which we operate. The support for this campaign helped to reconnect DIRTT employees’ desire to give back with tangible outcomes for their communities. We take measures to address the mental health of our employees through a variety of company-wide initiatives.

Our core commitment to organizational safety resulted in a Total Recordable Incident Frequency (TRIF) of 0.4 in 2023, more than 92% below the industry average.

We use a range of compensation incentives which vary by role, including annual variable compensation determined based on a combination of achieving team objectives and financial targets for the Company; quarterly bonuses for our manufacturing personnel paid on adherence to targets related to safety, quality, delivery, inventory and productivity; and commissions based on sales. We also use various forms of stock-based compensation as a retention tool and to further align employee interests with the interests of our shareholders. We monitor our retention by way of voluntary turnover, which was 14% in 2023.

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

Our Board of Directors was entirely reconstituted at our annual and special meeting of shareholders held on April 26, 2022 and, since that meeting, there has been significant turnover in the Company’s leadership. In addition to overseeing the changes to DIRTT’s leadership, the reconstituted Board of Directors has undertaken an extensive review of DIRTT’s operations, a process which is still ongoing (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook”), and are in the process of implementing a variety of operational, organizational, cultural and other changes to our business, including plans to meet pipeline demand and expand revenues. The timely integration of senior management will be critical in the successful implementation of the Board of Directors’ plans. We may not be successful in achieving some or all of the anticipated benefits of these plans, which may have an adverse effect on our results from operations and financial condition.

Certain elements of DIRTT’s administrative systems may not be effective.

DIRTT has identified the need to upgrade its inventory management and cost accounting systems at some point in the future to enable scalable growth, and other information technology investments may be required in the future. The Company is currently unable to estimate the costs and timeline related to such upgrades. However, the success, in whole or in part, of such investments cannot be guaranteed. If the Company does not successfully or timely upgrade its inventory management and cost accounting systems, it may experience unforeseen challenges to its inventory and pricing strategies.

We may not be successful in implementing our strategic plan or managing growth

Implementation of our strategy will require maturity of systems and processes across the organization. There is also no assurance that successful implementation will lead to sustainable, profitable growth, and may itself be disruptive to the Company. Failure to implement our strategic plan could materially and adversely affect our near-term sales, commercial activities, and ability to develop and sustain profitable growth. In addition, the success and timing of our implementation may be dependent upon external factors outside of our control.

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

Our co-founders’ and former executives' competitive behavior against us could have an adverse effect on our business, financial condition and results of operations.

Our co-founders and former executives, Mogens Smed and Barrie Loberg, have started an interior construction and manufacturing company that we believe competes with us. They, along with a number of our former employees and Construction Partners who have joined their company, have in-depth knowledge about our business, including our customers, employees, products and prospects, and we may be adversely affected by increased competition arising out of this business venture. We are engaged in litigation with Messrs. Smed and Loberg, entities with which they are involved, and other individuals relating to, among other things, enforcement of non-competition and non-solicitation obligations, and alleged misappropriation of proprietary information by them or by us. If Messrs. Smed and Loberg further engage in a competitive business against us or if we are not successful in litigation, our business, financial condition and results of operations may be adversely affected. See Item 3. “Legal Proceedings.”

We depend heavily on our network of Construction Partners, and the loss or inattention of our Construction Partners, or the failure of our Construction Partners to meet their obligations to us, could materially and adversely affect our business, financial condition and results of operations.

We currently do not engage in many direct sales projects and rely almost exclusively on our network of Construction Partners to promote brand awareness, sell and market DIRTT Solutions, and provide design, installation, distribution and other services to clients on each project. While we are not dependent on any single Construction Partner, sales generated by approximately 10% of our Construction Partners comprised approximately 37% of our total revenues for 2023 (2022 – 39%) with one Construction partner making up approximately 12% of total revenues (2022 - 7%). The loss of any top performing Construction Partners, particularly to our competitors, may negatively affect our sales, financial condition or results of operations. It may further impair our ability to maintain a market presence in a particular geographic region until a new Construction Partner relationship is established, which would require significant time and resources, given DIRTT is typically a standalone line of business in their portfolio.

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

Increasing attention to environmental, social and governance (ESG) matters and conservation measures may adversely impact our or our customers’ business.

Increasing attention to, and societal expectations on companies to address, environmental and social impacts and investor, regulatory and societal expectations regarding voluntary and mandatory ESG-related disclosures may result in increased costs, reduced demand for our customers’ products, reduced profits, increased investigations and litigation, negative impacts on our stock price and reduced access to capital markets.

Moreover, while we may publish voluntary disclosures from time to time, certain statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Mandatory ESG-related disclosure is also emerging as an area where we may be, or may become, subject to required disclosures in certain jurisdictions, and any such mandatory disclosures may similarly necessitate the use of hypothetical, projected or estimated data, some of which is not controlled by us and is inherently subject to imprecision. Disclosures reliant upon such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Further, we have announced various voluntary ESG targets in our annual Environmental, Social, and Governance (ESG) report outlining our commitments to sustainability, the environment, health and safety, and diversity and inclusion. However, we cannot guarantee that we will be able to meet such voluntary targets in the manner or on such a timeline as initially contemplated, including, but not limited to, as a result of unforeseen costs or technical difficulties associated with achieving such results. Any actual or perceived failure to meet our ESG targets could adversely impact our reputation and our customers’ image of our products and result in the loss of business or impede our growth initiatives. Adverse publicity regarding ESG issues and similar matters, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. Further, our customers may be more selective for products that meet their ESG goals or standards, such as increasing demand for goods that result in lower emissions, and our products could be less competitive if we are unable to meet these standards. Despite our efforts to adapt to and address these concerns, our efforts may be insufficient. Additionally, the implementation of these initiatives may increase our costs. It is difficult to predict how our efforts with respect to social and sustainability matters will be evaluated by current and prospective investors or by our customers or business partners. Despite our voluntary actions, we may receive pressure from certain investors, lenders, or other groups to adopt more aggressive ESG-related goals or policies, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

Furthermore, our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of stakeholder perceptions of statements made by us, our employees and executives, agents, or other third parties or public pressures from investors or policy groups to change our policies. Such statements with respect to ESG matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. Moreover, any alleged claims of greenwashing against us or others in our industry may lead to negative sentiment. To the extent that we are unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources to rebuild our reputation. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact our customers, which may result in reduced demand for certain of our products and services.

Risks Relating to Our Products and Software

We may be unsuccessful in designing, introducing, or selling new solutions, solution features, or software, which also may cause us to become less competitive.

As our competitors and others develop new technologies in the future, we may be placed at a competitive disadvantage if we fail to keep pace with technological advancements within our industry. Our future success depends in part on our continuing ability to promote and demonstrate the value of DIRTT Solutions, as well as our ability to develop and sell new solutions, solution features, or software that differentiate our solutions and achieve market acceptance in a timely and cost-effective manner. We incur significant costs associated with our research and development that may not result in increased revenue or demand for DIRTT Solutions and that could negatively affect our results of operations. Rapidly changing technology, evolving regulatory and industry standards, and changing consumer trends, demands, and requirements require us to continuously innovate and develop new, high-quality solutions, solutions features and software. Additionally, such rapid technological changes, standards and preferences could render the complex and proprietary technology of our software and solutions obsolete. We may not be able to implement new technologies on a timely basis or at an acceptable cost. New solutions, solution features, or software may also be less successful than we anticipated, and such offerings may fail to achieve market acceptance. If we fail to respond quickly and cost-effectively to a changing market and changing consumer preferences, our competitive position, financial condition, and results of operations could be adversely affected. Outside of the ongoing evaluation of new construction market sectors, we are considering various partnerships that aide into the advancement and development of the construction industry. This includes diversifying our current prefabricated offerings, aligning with sourcing companies, and establishing initiatives with other companies embracing the mindset of change. While these actions strengthen our stakes in the prefabrication market, we may be unsuccessful in generating revenue through these initiatives.

Our software and products may have design defects, deficiencies, or other unknown risks, and we may incur additional costs to fix any such defects, deficiencies, or other risks, or be subject to warranty or product liability claims.

Our software and solutions are complex and must meet both the technical requirements of our clients and applicable building codes and regulations. Our solutions may contain undetected errors or design and manufacturing defects, and our software may experience quality or reliability problems, or contain bugs or other defects. Software defects may also cause errors in our manufacturing or miscalculations in ordering and pricing, which could lead us to incur losses and perhaps lose market share to competitors. Product or software defects could cause us to incur warranty costs, product liability costs, and repair and remediation costs. Although we maintain warranty reserves based on production, historical claims, and estimates, future warranty claims may exceed our reserves. Similarly, while we maintain insurance of the types and amounts we consider commercially prudent in view of industry practice, such insurance coverage may not be sufficient to protect us against substantial claims. Such claims could be expensive to defend, could divert resources, including the attention of management and other personnel for significant periods, and regardless of the ultimate outcome could result in negative publicity. Increased costs to address product warranty claims or to defend against product liability claims, may result in increased expenses and adversely affect our financial condition or results of operations.

We are subject to fluctuations in the prices of raw materials and commodities, which could adversely affect our liquidity, operating margins and financial condition.

We purchase raw materials, including aluminum, glass, and wood, from a number of local and global suppliers. The costs of these commodities can fluctuate due to changes in global supply and demand, inflation, speculation in commodities futures, and changes in tariffs or trade barriers, which can also interrupt supply. In addition, we have not historically entered into long-term agreements with vendors and may be exposed to short-term and long-term price fluctuations as a result.

Aluminum represents the largest component of our raw materials consumption. We have experienced fluctuations in the price of aluminum and anticipate that these fluctuations will continue in the future. In particular, during 2021 through 2023, we experienced significant price inflation across substantially all of our materials, largely due to pandemic-induced supply chain constraints, and it is unclear whether such price increases will be temporary or permanent in nature. From time to time, the U.S. government has imposed tariffs on steel and aluminum and limited the amounts of steel and aluminum coming into the United States based on the countries of origin of those imports. In 2023, we sourced the majority of our aluminum from North America and sourced under 10% of our raw materials from outside North America. Nonetheless, substantial, prolonged upward trends in aluminum and other commodity prices, along with tariffs and import limitations, could significantly increase our costs and adversely affect our liquidity, operating margins, and financial condition.

We rely on a limited number of outside suppliers for certain key components and materials, and failure or delay in obtaining the necessary components or materials could delay or prevent the manufacturing or distribution of our DIRTT Solutions.

We rely on certain key suppliers for raw materials and components, including aluminum, glass, wood, paint, and hardware. We maintain multiple suppliers for key materials, although for the year ended December 31, 2023, (i) one supplier accounted for approximately 61% of our aluminum supply, respectively, and two additional suppliers provided approximately 19% and 18%, respectively (ii) two suppliers accounted for approximately 46% and 44% of our wood supply, (iii) one supplier accounted for approximately 100% of our paint and powder supply, and (iv) one supplier accounted for approximately 42% of our hardware supply.

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

Risks Relating to Market Conditions

Global economic, political and social conditions and financial markets, such as the Ukraine and the Israel-Hamas war, may impact our ability to do business and adversely affect our liquidity, financial condition, and results of operations.

Our industry is cyclical and highly sensitive to macroeconomic conditions. Overall declines or reductions in construction and renovation due to economic downturns, unemployment and office vacancies, changing return-to-office trends, difficulties in the financial services sector and credit markets, and imposition of trade barriers can impact the demand for our products. Financial difficulties experienced by our suppliers, Construction Partners or clients could also result in, among other things, inadequate project financing, project delays, inability to pay accounts receivable or disruptions in our supply chain. Any general economic, political, or social conditions that may contribute to financial difficulties experienced by us, our suppliers, Construction Partners, or clients may adversely affect our liquidity, financial condition and results of operations.

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

Most of DIRTT’s debt is on fixed interest rates. The Second Extended RBC Facility (as defined below) is subject to market interest rates. We are not currently using interest rate derivatives to manage interest rate risks. If interest rates rise, this could have a material and adverse effect on our cash flows, revenues and results of operations and may adversely affect our ability to access financing. We are currently undrawn on our Second Extended RBC Facility.

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

Risks Relating to Intellectual Property and Information Security

We may be unable to maintain, protect or enforce our intellectual property rights, and we may be accused of infringing intellectual property rights of others.

We rely on a combination of contract, copyright, patent, trademark and trade secret laws, confidentiality procedures and other measures to protect our intellectual property. There is no guarantee that our various contractual rights, patents, copyrights, trademarks and trade secrets will offer sufficient protection of our products and services or prevent misappropriation of our proprietary rights in our products, software or processes. We also may not be granted patents, copyrights registrations or trademark registrations on our pending or proposed applications, and granted applications may be challenged, invalidated or circumvented in the future. Despite our best efforts to maintain and enforce our intellectual property, monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken may not be sufficient to effectively prevent third parties from infringing, misappropriating, diluting or otherwise violating our intellectual property rights. Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create products or services that compete with ours. We enforce our intellectual property rights where appropriate, but the cost of doing so may be substantial and could outweigh the potential benefits, and we may be unsuccessful in our enforcement efforts. Failure to protect or maintain the proprietary nature of our intellectual property could adversely affect our ability to sell original products and adversely affect our business, financial condition and results of operations.

Additionally, our competitors or other third parties may own, or claim to own, intellectual property in technology areas relating to our technology, including ICE Software, manufacturing processes, and DIRTT Solutions. Although we do not believe that our software or DIRTT Solutions infringe or misappropriate the proprietary rights of any third parties, litigation related to such claims, whether or not meritorious, may subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling certain of our products or licensing certain of our intellectual property, subject us to injunctions restricting our sale of products or services, cause severe disruptions to our operations or the marketplaces in which we compete, or require us to satisfy indemnification commitments with our clients, including contractual provisions under various license arrangements. A damages award against us could include an award of royalties or lost profits and, if a court finds willful infringement, treble damages and attorneys’ fees. This may cause us to expend significant costs and resources, and could adversely affect our business, financial condition or results of operations.

If we are unable to protect our information technology systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our reputation and profitability could be negatively affected.

In the ordinary course of our business, we generate, collect and store confidential and proprietary information, including intellectual property, business information, and other proprietary information. The secure storage, maintenance, and transmission of, and access to, this information is important to our operations and reputation. We use automated software and hardware solutions to protect our on-premise and cloud infrastructure; conduct routine third-party evaluations and vulnerability testing to identify and mitigate risks; and deploy employee training programs throughout the company. Although we have experienced cyber-based attacks, to our knowledge, we have not experienced any material disruptions or breaches of our information technology systems or platforms. However, there is no guarantee that our security systems, or processes or procedures designed to protect our information technology systems are adequate to safeguard against all cybersecurity risks or human error. Any security breach involving the misuse, loss or other unauthorized disclosure of confidential information of a client, Construction Partner, employee, supplier or Company information could result in financial losses, exposure to litigation and liability (including regulatory liability), damage to our reputation, and disruption to our operations, all of which could have a material adverse effect on our business, financial condition or results of operations. While we maintain commercially prudent cybersecurity insurance consistent with industry practice, such insurance may not be sufficient to cover all losses relating to data loss or an information security breach.

The regulatory environment related to information security, data collection and use, and privacy is complex and continuously evolving and compliance with laws, rules, regulations or other requirements could result in additional costs. The costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws, and costs incurred to prevent or remediate information security breaches, could be substantial and adversely affect our business. A significant compromise of sensitive employee, Construction Partner, client or supplier data in our possession could result in legal damages and regulatory penalties. In addition, the costs of defending actions, responding to complaints, or remediating breaches could be material.

Damage to our information technology and software systems could impair our ability to effectively provide DIRTT Solutions and adversely affect our reputation, relationships with clients, financial condition or results of operations.

Our information technology and software networks and systems, which include the processing, transmission and storage of information, are integrated with our manufacturing processes are essential to our business operations. These systems are vulnerable to, among other things, damage or interruption from power outages, network failures or natural disasters, loss or corruption of data, human error, employee misconduct and difficulties associated with upgrades, installations of major software or hardware, and integration with new systems. While we maintain retention backups to geo-diverse digital and physical locations and have a recovery data center, the data center and other protective measures we take could prove to be inadequate. Any disruption in our systems or unauthorized disclosure of information could result in delayed manufacturing and delivery of our DIRTT Solutions, legal claims, a loss of intellectual property and a disruption in operations, all of which could adversely affect our reputation, relationships with clients, financial condition or results of operations.

Our core intellectual property in the ICE Code is jointly owned with a third party, who may fail to comply with its contractual obligations to protect and enforce our intellectual property rights.

AWI owns a 50% interest in the rights, title and interests in certain intellectual property rights in the Applicable ICE Code, including a 50% interest in the patent rights that relate to the Applicable ICE Code. As part of AWI’s purchase of the Applicable ICE Code, AWI must comply with contractual obligations designed to protect the Applicable ICE Code from infringement, misappropriation, misuse or exposure to unauthorized third parties. However, despite our efforts to monitor AWI’s actions, we may not become aware of AWI’s failure to comply with its obligations or we may not have adequate time to address such failure before there are adverse impacts to our business. Additionally, even if we attempt to require AWI to comply with its obligations to enforce our intellectual property rights, AWI may refuse or may not take adequate steps to do so. AWI’s failure to protect or maintain the proprietary nature of the Applicable ICE Code could adversely affect our ability to sell original products or adversely affect our business, financial condition or results of operations.

AWI may fail to meet certain security and non-disclosure obligations designed to prevent our competitors or other unauthorized third parties from accessing the Applicable ICE Code. Despite our efforts to enforce our rights and monitor any inadequacies, we may not have access to AWI’s internal security or business practices. Additionally, we may not be successful in preventing AWI from exposing the source code of the Applicable ICE Code to third parties or in protecting our intellectual property rights in the Applicable ICE Code. Any unauthorized access to the Applicable ICE Code in AWI’s possession could substantially and adversely affect our business or competitive advantage and management may have to expend significant time and resources to address unauthorized access and disclosure, all of which could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Government Regulations and Enforcement

We may incur significant costs complying with environmental, health and safety laws and related claims, and failure to comply with these laws and regulations could expose us to significant liabilities, which could materially adversely affect our business and results of operations.

We are subject to laws, regulations, and other requirements with respect to workers’ health and safety and environmental matters in the United States, Canada and other countries in which we operate. Environmental laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the production, processing, preparation, handling, storage, transportation, disposal and management of wastes and other substances, and the prevention and remediation of environmental effects. Health and safety laws and regulations impose, among other things, requirements designed to ensure the protection of workers. New or more stringent laws and regulations, including those relating to climate change and greenhouse gas emissions, may be adopted in the future and could impact our facilities, raw material suppliers, the transportation and distribution of our solutions, and our clients, which could reduce demand for our solutions or cause us to incur additional operating costs. In addition, certain foreign laws and regulations may affect our ability to export products outside of, or import products into, the United States or Canada. Failure to comply with these requirements may result in civil or criminal liability, damages and fines, and our operations could be curtailed, suspended or shutdown and our reputation, ability to attract employees, and results of operations could be adversely affected. Private lawsuits, including claims for remediation of contamination, personal injury or property damage, or actions by regional, national, state and local regulatory agencies, including enforcement or cost-recovery actions, may materially increase our costs.

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

We had negative cash flow from operating activities for prior years, including the years ended December 31, 2022 and 2021. Continued negative operating cash flow may compromise our ability to make interest and principal payments on the convertible unsecured subordinated debentures issued on January 25, 2021 and December 1, 2021 (collectively, the “Debentures”) on a timely basis, or at all, and to execute our strategic plan. Until we are able to generate positive cash flow from operating activities over a sustained period, our ability to finance our operations will be dependent on our cash reserves and available credit facilities and, if required, our ability to obtain additional external financing. Although we had $14.8 million in cash provided from operating activities for the year ended December 31, 2023, and we anticipate we will have positive cash flow from operating activities over at least the next twelve months, we cannot guarantee that such future cash flow will be sufficient, or other changes to our circumstances will not necessitate additional financial resources to fund our operating activities.

We have undertaken various actions to improve our cash flow and balance sheet in the short term, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources”. Although we anticipate these actions will strengthen our balance sheet and liquidity position, we cannot guarantee that such future cash flow will be sufficient or other changes to our circumstances will not necessitate additional financial resources to fund our operating activities.

We have experienced a history of losses, and despite certain periods of profitability in recent years, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have incurred significant losses since commencing business. We incurred net losses after tax of $14.6 million, $55.0 million and $53.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. As at December 31, 2023, we had an accumulated deficit of $180.9 million. These losses and accumulated deficits were due in part to the substantial investments made to grow our business and acquire clients, to further develop our service offerings through product and software development, to ensure that we have sufficient production capacity and capability to deliver on our commitment of rapid delivery times and to preserve our production, innovation and commercial capabilities through the economic disruption caused by the global COVID-19 pandemic in anticipation of an increase in construction activity as the pandemic impacts abated. Past results may not be indicative of our future performance, and there can be no assurance that we will generate net income in the future.

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

During the year ended December 31, 2021, we impaired the $1.4 million net carrying value of goodwill on our consolidated balance sheet. Significant negative industry or economic trends, disruptions to our business, planned or unexpected significant changes in the use of the assets, and sustained market capitalization declines may result in the impairment of non-current assets. In 2022 and 2021, we had an indicator of impairment for our non-current assets. In 2023, we announced our intention to close the Rock Hill Facility, which resulted in an impairment charge on the reclassification of assets held for use to assets held for sale. As at December 31, 2023, we did not have any impairment indicators for our non-current assets. Any further charges relating to impairments could have a material adverse impact on our consolidated statement of operations in the period in which the impairment is recognized.

Risks Related to Our Common Shares and Corporate Structure

Our share price has been and may continue to be volatile, which could cause the value of your investment to decline.

Our common shares are listed on the TSX under the symbol “DRT” and are quoted on the OTC under the symbol “DRTTF.” The price of our common shares has in the past fluctuated significantly, and may fluctuate significantly in the future, depending upon a number of factors, many of which are beyond our control and may adversely affect the market price of our common shares. These factors include: (i) variations in quarterly results of operations; (ii) deviations in our earnings from publicly disclosed forward-looking guidance; (iii) changes in earnings estimates by analysts; (iv) our announcements or our competitors’ announcements of significant contracts, acquisitions, strategic partnerships or joint ventures; (v) general conditions in the offsite construction and manufacturing industries; (vi) sales of our common shares by our significant shareholders; (vii) fluctuations in stock market price and volume; and (viii) other general economic conditions.

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

Our common shares are quoted on the OTC’s Pink Tier, and there may be a limited trading market in the Company’s common shares in the United States. As a result of the limited trading market, investors may experience limited liquidity, and may experience limited ability to sell shares in the open market.

Our common shares are quoted on the OTC’s Pink Tier under the symbol “DRTTF.” There may be a limited trading market in the Company’s common shares in the United States. As a result of the limited trading market of our common shares, investors in our common shares may experience limited demand for their common shares, which may limit their ability to sell their shares in the open market.

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

We will cease to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, no later than December 31, 2024.

On December 31, 2024, we will cease to be an emerging growth company. Once we cease to be an emerging growth company, we may be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls if no other exemptions to such requirements apply. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Additionally, if our independent registered public accounting firm is required to express an opinion on the effectiveness of our controls when we cease to be an emerging growth company, we may be unable to confirm that our internal control over financial reporting is effective. If that is the case, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common shares to decline.

Our two largest shareholders are able to exercise a significant amount of control over the Company due to their significant ownership of our common shares, and their interests may conflict with or differ from the interests of our other shareholders.

As of February 16, 2024, 22NW Fund, LP and Aron English (collectively, the “22NW Group”) and WWT Opportunity #1 LLC (“WWT”) each owned 30.1% and 27.9% of our common shares, respectively, together beneficially owning approximately 58.0% of our common shares. Shaun Noll is the Managing Member of WWT. In addition to the common shares, the 22NW Group owns C$18,915,000 principal amount of our January Debentures (as defined below) and C$13,638,000 principal amount of our December Debentures (as defined below). Both the January Debentures and the December Debentures are convertible into common shares in accordance with the terms thereof. Thus, the 22NW Group could further increase its ownership in the Company through the conversion of its January Debentures or December Debentures into common shares.

So long as the 22NW Group and WWT and their respective affiliates continue to directly or indirectly own a significant amount of our common shares, they will be able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, amendments to our amended and restated articles of amalgamation, and approval of significant corporate transactions, barring any requirement for such shareholder to recuse itself from any such vote pursuant to applicable securities law, corporate law or the rules and regulations of any applicable stock exchanges. Further, affiliates of the 22NW Group and WWT also serve as directors on the Company’s Board of Directors. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and would make the approval of certain transactions difficult or impossible without the support of these shareholders. Additionally, the perception that these shareholders would have the ability to control or significantly influence the Company could cause our common shares to be less attractive to certain investors or otherwise result in a decline in the trading price of our common shares. To the Company’s knowledge, the 22NW Group and the WWT are not acting in concert and do not constitute a “group” (as defined in Section 13(d)(3) of the Exchange Act).

Since the 22NW Group and WWT each exercise a significant amount of control over the Company due to their significant ownership of our common shares, if the 22NW Group and WWT were to disagree about key decisions with respect to the Company we may not be able to effectively address challenges facing our business, which could adversely affect our business, financial condition or results of operations.

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

Our success will depend in part on our ability to attract, develop, and retain qualified personnel as needed. We have undergone significant changes at a senior management level during recent years as discussed elsewhere in this Annual Report. Although we anticipate smooth transitions, any changes to members of our senior management may be disruptive to our operations, including by diverting our Board of Directors’ and management’s time and attention and a decline in employee morale. If there are any delays in this process, our business could be negatively impacted. We may be affected by labor shortages or disruptions, particularly in locations where we operate manufacturing facilities. If we fail to attract or retain qualified personnel, or experience labor shortages or disruptions, we could incur higher recruiting expenses, a loss of manufacturing capabilities, or inability to respond to significant increases in demand, all of which could have a material adverse effect on our business and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The security of our information technology systems and Company data is important to our operations and reputation. Accordingly, we are committed to identifying and managing cybersecurity risks. Our Cybersecurity team performs periodic risk assessments and, on a quarterly basis, provides to our Enterprise Risk Management Committee (“ERM”) information related to the Company’s cybersecurity, including statistics on attempted cyber-attacks, status of employee information security training awareness, and information on any security investigations. The Cybersecurity team advises the ERM of significant global cyber events that occurred during the quarter and whether they impacted DIRTT. The Cybersecurity team regularly discusses with the ERM the Company’s cybersecurity posture and whether the Company should implement additional protections and controls to assist the Company in protecting, responding to, or mitigating potential future cyber-attacks.

DIRTT has developed and implemented a cybersecurity risk management strategy which consists of 5 phases: Identify, Protect, Detect, Respond, and Recover. Each phase has multiple processes and technologies supporting those processes.

Identify

Identification processes at DIRTT include: system asset identification, threat identification, vulnerability identification and maintaining cybersecurity policies and standards.

Protect

Protection processes at DIRTT include: cyber awareness training, cyber awareness assessment (each employee is assigned a cybersecurity awareness grade calculated by a best in class cybersecurity vendor), implementation of identity and access controls, perimeter and endpoint security, annual vulnerability assessments and remediation, data encryption in transit, key vendor (third parties) control effectiveness assessment, and pre-implementation of software and systems cybersecurity assessments.

Detect

Detection processes at DIRTT include: automated event collection, collation, analysis, alerting and end user incident reporting.

Respond

Respond processes at DIRTT include: containment, communication, investigation and analysis, and long-term mitigation planning.

Recover

Recovery processes at DIRTT include: impact identification and analysis, system restoration, internal and external communications as deemed necessary.

DIRTT engages external assessors annually for specific controls, to assess and provide assurance on the health of DIRTT’s cybersecurity posture and controls.

DIRTT’s Senior Vice President (“SVP”) of Technology, who reports to the CEO, is responsible for DIRTT’s cybersecurity and has over 15 years of technology experience. The SVP of Technology is supported by dedicated Cybersecurity staff and Governance, Risk and Compliance (“GRC”) staff. DIRTT’s cybersecurity team leader has over 20 years of experience in cybersecurity, multiple industry standard cybersecurity certifications, and extensive offensive and defensive cybersecurity tactical skills. DIRTT’s GRC lead has over 20 years of GRC experience and industry standard certifications. Cybersecurity incidents, response and remediation activities and statuses are reported directly to the SVP of Technology.

The ERM of the Board of Directors oversees risks resulting from cybersecurity threats. DIRTT’s management, represented by the SVP of Technology, is responsible for identifying, assessing, and managing risks arising from cybersecurity threats. Quarterly, DIRTT's SVP of Technology reports to the ERM on the health of DIRTT’s cybersecurity, incidents, and emerging threats and vulnerabilities that may impact the Company.

As of the date of this Annual Report, the Company has not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company’s results of operations and/or financial condition. See “Item 1A. Risk Factors” for additional information about cybersecurity risk.

Item 2. Properties.

Our principal executive offices are located in Calgary, Alberta, where we lease approximately 73,000 square feet of office and manufacturing space. Our lease expires in September 2027. Our principal manufacturing facilities are currently located in Calgary, Alberta; and Savannah, Georgia. On February 22, 2022, we announced our intention to close the Phoenix manufacturing facility and DXC. On September 27, 2023, we announced our intention to permanently close the Rock Hill Facility, as discussed in Item 1. “Business” in this Annual Report.

Our wall surfaces (which we call panels), casework and timber solutions are manufactured in Calgary, while aluminum, glass and power components are manufactured in Calgary and Savannah. In Calgary, we lease an aggregate of approximately 400,000 square feet of manufacturing space across four facilities (excluding our principal offices), which leases expire in January 2026, January 2027, September 2027, and January 2034. In Phoenix, we lease approximately 130,000 square feet of manufacturing space across two facilities, which leases expire in March 2027. We are currently utilizing the Phoenix space as a storage facility and have subleased the remaining premises. In Savannah, we lease approximately 81,000 square feet of manufacturing space, which lease expires in February 2029. In October 2019, we entered into a fifteen-year lease, which DIRTT may extend for two additional five-year periods at its option, for a panel factory of approximately 130,000 square feet in Rock Hill, South Carolina. Should the need arise, we have the expansion rights to lease an additional 130,000 square feet of space. We are pursuing options to sublease this area following the September 27, 2023, announcement of our intention to permanently close operations at this location and do not plan to exercise the additional five-year extension period. In March 2020, we entered into an eight-year lease, which DIRTT may extend an additional five years at its option, of approximately 18,000 square feet of space for a DXC in Dallas, Texas. During March 2023, we entered into an agreement to sublease our DXC in Dallas to one of our Construction Partners in that region, from April 1, 2023, through December 31, 2024.

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

Item 3. Legal Proceedings.

DIRTT is pursuing multiple lawsuits against its founders, Mogens Smed and Barrie Loberg, as well as Falkbuilt Ltd. and Falkbuilt, Inc. (collectively, “Falkbuilt”) and related individuals and corporations. DIRTT alleges breaches of fiduciary duties and non-competition and non-solicitation covenants, and the misappropriation of its confidential and proprietary information (in violation of numerous U.S. state and federal laws pertaining to the protection of trade secrets and proprietary information and the prevention of false advertising and deceptive trade practices). Except as described below, there have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

DIRTT’s litigation against Falkbuilt, Messrs. Smed and Loberg, and their associates is comprised of three main lawsuits: (i) an action in the Alberta Court of King’s Bench commenced on May 9, 2019 against Falkbuilt, Messrs. Smed and Loberg, and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, and duties of loyalty, fidelity and confidentiality, and the misappropriation of DIRTT’s confidential information (the “Canadian Non-Compete Case”); (ii) an action in the U.S. District Court for the Northern District of Utah instituted on December 11, 2019 against Falkbuilt, Smed, and other individual and corporate defendants alleging misappropriation of DIRTT’s confidential information, trade secrets, business intelligence and customer information (the “Utah Misappropriation Case”); and (iii) an action in the U.S. District Court for the Northern District of Texas instituted on June 24, 2021 alleging that Falkbuilt has unlawfully used DIRTT’s confidential information in the United States and intentionally caused confusion in the United States in an attempt to steal customers, opportunities, and business intelligence, with the aim of establishing a competing business in the United States market (the “Texas Unfair Competition Case”). DIRTT intends to pursue the cases vigorously. We recently requested the Court of King’s Bench of Alberta to schedule the summary judgment application for our Canadian litigation. The court has proposed three potential dates in September 2025 and we expect to have the date finalized in the next several weeks.

In the Canadian Non-Compete Case, on February 14, 2023, the Court of King’s Bench of Alberta granted DIRTT’s application to schedule the hearing of its summary judgment application and dismissed Falkbuilt’s cross-application to strike the summary judgment application. DIRTT is aggressively pursuing its summary judgment application.

In the Utah Misappropriation Case, on April 11, 2023, the United States Court of Appeals for the Tenth Circuit reversed the U.S. District Court for the Northern District of Utah’s decision that Utah was an inconvenient forum for DIRTT’s claims against Falkbuilt and others for the misappropriation of confidential information, trade secrets, business intelligence and customer information. The Utah Court had previously, and erroneously, found that DIRTT’s United States-based claims should be litigated in Canada. The Court of Appeals remanded the matter back to the Utah District Court. Falkbuilt filed motions to stay the Tenth Circuit decision pending its petition for a Writ of Certiorari to the Supreme Court of the United States. The Court of Appeals promptly denied the motion to stay. A similar motion subsequently filed with the Supreme Court of the United States on the same basis was also promptly denied. Falkbuilt also petitioned the Supreme Court to accept review, even after losing the stay motion, which petition was also denied in early October 2023. As a result of these appellate orders, the Utah federal trial court assumed jurisdiction over the pending claims. The Utah judge who issued the erroneous order dismissing DIRTT’s claims recused himself and the newly assigned judge reaffirmed all prior orders. As such, the case is resumed in the posture it was when the appeals began but with a different Judge.

The Texas Unfair Competition Case was dismissed in March 2022, without prejudice, in reliance upon the now-reversed decision in the Utah Misappropriation Case, described above. DIRTT appealed that decision, and the United States Court of Appeals for the Fifth Circuit stayed the appeal pending the Tenth Circuit ruling at Falkbuilt’s request. After prevailing in the Tenth Circuit, DIRTT asked Falkbuilt if it would, consistent with its prior representations, agree to remand the appeal to the Texas Court for disposition to Utah. Falkbuilt refused and DIRTT filed a Motion to Remand. The Court denied the Motion for Remand without prejudice and asked for full briefing. Argument proceeded on December 7, 2023 in New Orleans. The Court will either order the claims transferred to Utah or, if it affirms the lower court, those claims would proceed, inconveniently, in Canada. We believe it is very unlikely the claims would proceed in Texas as neither DIRTT or Falkbuilt currently desires that outcome.

Prior to the argument, DIRTT sought leave to amend the Utah claims to include the Texas claims and notified the Fifth Circuit Court of Appeals of the proposed amendment in Utah. Falkbuilt did not object to the amendment, but answered the Complaint and reserved the right to dismiss the Amended Complaint on grounds of inconvenient forum or international comity. The Amended Complaint not only presents the Texas claims in Utah but also updates DIRTT’s allegations as to events and damages incurred during the time the parties were participating in the appellate process.

On February 4, 2024, the Company entered into a Litigation Funding Agreement with a third party for the funding of up to $4.0 million of litigation costs in respect of specific claims against Falkbuilt, Inc., Falkbuilt Ltd. and Henderson. In return, the Company has agreed to pay from any proceeds received from the settlement of such claims, a reimbursement of funded amounts plus diligence and underwriting costs, plus a multiple of such funded amount based on certain milestones. For additional information, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information; Holders of Record

Our common shares are traded on the TSX under the symbol “DRT” and are quoted on the OTC Markets on the “OTC Pink Tier” under the symbol “DRTTF”. Quotations of our common shares on the OTC Pink Tier reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of February 16, 2024, there were 191,110,385 common shares outstanding and 158 shareholders of record.

Dividends

We have not declared or paid any cash dividends on our common shares to date. The declaration and payment of dividends is at the discretion of the Board of Directors, taking into account (i) our earnings, capital requirements and financial condition, (ii) restrictions on our ability to pay dividends under the Second Extended RBC Facility, and (iii) such other factors as the Board of Directors considers relevant. The Second Extended RBC Facility generally limits our ability to pay any dividends or make any other distribution on our outstanding common shares. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility” for more information. If and when our Board of Directors declares cash dividends on our common shares, such dividends may be declared and paid in either U.S. dollars or Canadian dollars.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2023 and 2022 together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report. The discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements” appearing elsewhere in the Annual Report.

Summary of Financial Results

DIRTT Environmental Solutions Ltd. and its subsidiary (“DIRTT”, the “Company”, “we” or “our”) is a leader in industrialized construction for interior spaces. DIRTT’s system of physical products and digital tools empowers organizations, together with construction and design leaders, to build high-performing, adaptable, interior environments. Operating in the workplace, healthcare, education, and public sector markets, DIRTT’s system provides total design freedom, and greater certainty in cost, schedule, and outcomes.

DIRTT’s proprietary design integration software, ICE® (“ICE” or “ICE software”), translates the vision of architects and designers into a 3D model that also acts as manufacturing information. ICE is also licensed to unrelated companies and Construction Partners of the Company. As of May 9, 2023, AWI owns a 50% interest in the rights, title and interest in certain intellectual property rights in the Applicable ICE Code, including a 50% interest in the patent rights that relate to the Applicable ICE Code.

Key Fourth Quarter 2023 Highlights

•
Revenues for the fourth quarter of 2023 were $50.9 million, an increase of $8.5 million or 20% from $42.4 million for the same period in 2022. The fourth quarter of 2023 benefited from several large projects compared to the fourth quarter of 2022.
•
Gross profit and gross profit margin for the fourth quarter of 2023 was $19.2 million or 37.8% of revenue, an increase from $11.6 million or 27.3% of revenue for the same period of 2022.
•
Adjusted Gross Profit and Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the fourth quarter of 2023 was $20.1 million or 39.5% of revenue. This represents an improvement from $13.6 million or 32.0% of revenue in the fourth quarter of 2022. The increase in Adjusted Gross Profit and Adjusted Gross Profit Margin compared to the comparative quarter is due to having better leverage over fixed costs through price increases and reorganization initiatives, which have been designed to align our cost structure with current expected levels of demand.
•
Net income after tax for the fourth quarter of 2023 was $1.0 million compared to a $5.9 million net loss after tax for the same period of 2022. The increase in net income is primarily the result of the higher gross profit margin, explained above, of $7.6 million. Other items that impacted net income in the period included a $1.5 million increase in operating expenses (includes a $1.0 million reduction in reorganization expenses and a decrease in the fair value less costs to sell related to the Rock Hill Facility assets held for sale, which resulted in an additional $0.8 million impairment charge), receipt of $1.0 million on the sale of software due to the completion of the knowledge transfer to AWI, and a $0.2 million increase in interest income. These increases were offset by a $0.2 million increase in the foreign exchange loss, a $0.1 million increase in interest expense, and a $0.3 million increase in tax expense.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the fourth quarter of 2023 was $4.3 million or 8.5% of revenue, an improvement of $3.7 million from $0.6 million or 1.4% of revenue for the fourth quarter of 2022.
•
The Company generated approximately $10.1 million of cash through operations in the fourth quarter of 2023 compared to $3.2 million in the same period of 2022. During the fourth quarter of 2023, the Company received $1.0 million on the sale of software to offset cash used for investing activities and repaid outstanding equipment leases related to the Rock Hill Facility of $7.8 million.
•
On November 21, 2023, we announced the Rights Offering (as defined herein) to our common shareholders. The Rights Offering closed on January 9, 2024 with gross proceeds of C$30.0 million.

Key Annual 2023 Highlights

•
Revenues for the year ended December 31, 2023, were $181.9 million, an increase of $9.8 million or 6% from $172.2 million for the year ended December 31, 2022, driven primarily by the pricing actions over the past two years.
•
Gross profit and gross profit margin for the year ended December 31, 2023, was $59.5 million or 32.7% of revenue, an increase from $28.2 million or 16.4% of revenue for the year ended December 31, 2022.
•
Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the year ended December 31, 2023, was $65.1 million or 35.8% of revenue, an increase from $38.9 million or 22.6% of revenue for the year ended December 31, 2022. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the year ended December 31, 2023, was 35.8%, a 13% improvement from 22.6% for the year ended December 31, 2022. The improved Adjusted Gross Profit and Adjusted Gross Profit Margin is due to having better leverage over fixed costs through price increases and reduced fixed costs. Product cost of sales in 2023 included $2.0 million of idle facility costs related to the Rock Hill Facility ($0.5 million in the year ended December 31, 2022). We are pursuing options to sublease the Rock Hill Facility to offset these costs in 2024 and beyond.
•
Management has taken steps to align our manufacturing footprint and salaried workforce with our current activity levels as well as cost reduction and profitability initiatives. During the third quarter of 2023, we announced the intention to permanently close the Rock Hill Facility. With annual production capacity at DIRTT facilities in Savannah, Georgia and Calgary, Alberta, of approximately $400 million in annual revenue, the closure is part of DIRTT’s ongoing focus on realigning the organization, increasing efficiency, and improving profitability. Non-cash impairment charges related to the Rock Hill Facility equipment of $8.7 million has been recorded in the year ended December 31, 2023. During the fourth quarter, we initiated the process to move certain equipment to our Calgary Facility and sell various other assets at the Rock Hill Facility. We expect to receive $1.6 million for the sale of the assets in the next 12 months.
•
On May 9, 2023, we entered into the Co-Ownership Agreement and Partial Patent Assignment Agreement with AWI. We concurrently entered into the Amended and Restated Master Services Agreement (the “ARMSA”) with AWI, under which AWI has also prepaid certain development services to be provided by DIRTT. Through these arrangements, we received $12.8 million of cash and recognized a gain on the sale of software and patents of $7.1 million during the year ended December 31, 2023.
•
Net loss after tax for the year ended December 31, 2023, was $14.6 million compared to $55.0 million for the year ended December 31, 2022. The decrease in net loss is primarily the result of the above noted increase in gross profit of $31.4 million. Other items that decreased the net loss in 2023 included a $11.1 million decrease in operating expenses (which includes an $8.7 million impairment charge and $1.5 million of related party expense in the current year), a $7.1 million gain on software sale, $0.4 million increase in interest income and a $0.2 million decrease in interest expense. These increases were offset by a $7.5 million decrease in government subsidies, a $2.1 million decrease in foreign exchange, and a $0.3 million increase in income tax expense.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the year ended December 31, 2023 was $7.9 million or 4.4% of revenue, an improvement of $34.1 million from a $26.2 million loss or (15.2)% of revenue for the year ended December 31, 2022, for the above noted reasons.

Pipeline

In the first quarter of 2023, we changed our methodology for calculating and disclosing our forward twelve month pipeline. We are now disclosing qualified leads, defined as quantity of projects being pursued, and our pipeline, defined as working with an engaged client on assessment of DIRTT as a prefabricated interior solution provider. We began using these new measures as we believe they better measure expected near term performance given that our operating environment has been prone to change due to macroeconomic factors such as worksite labor availability, interest rate changes, and potential recessionary impacts on construction projects.

As of January 1, 2024, our twelve-month forward pipeline has grown 9.5% year-over-year and has contracted 4.6% since the previous quarter. We are focused on refilling our pipeline after achieving above trend revenue in the fourth quarter of 2023.

We continue to focus on pipeline and forecasting integrity as our ten-day lead time is one of DIRTT’s key value propositions. The ability to produce and ship products in that time frame requires close attention to sales & operational planning.

	As at
	January 1, 2024	January 1, 2023	% Change	October 1, 2023	% Change
Twelve Month Forward Pipeline ($ 000s)
Commercial	176,789	141,293	25%	192,773	(8%)
Healthcare	41,221	55,719	(26%)	39,230	5%
Government	34,813	32,313	8%	34,866	(0%)
Education	17,117	17,201	(0%)	16,235	5%
	269,940	246,526	9%	283,104	(5%)
Leads (#)	861	721	19%	999	(14%)

Our Commercial segment continues to benefit from post-COVID return-to-office policies in addition to focusing our strategy on premium quality products for large corporations. Due to the success of our Healthcare segment in 2023 and the long sales cycle inherent in Healthcare construction, our pipeline has contracted since the beginning of the year, but continues to grow from our previous quarter.

Our Government and Education segments continue to provide stability and diversity to our revenues from our more volatile segments. We are closely monitoring the U.S. Federal Government’s budgeting process and the impact it may have on our revenue levels.

Outlook

We achieved an annual revenue of $181.9 million, a 6% increase over 2022 revenue of $172.2 million. We are pleased to report another consecutive year of revenue growth since the COVID-19 pandemic, and despite the volatility in the tech and banking sectors in early 2023. Our revenue for the fourth quarter of 2023 was the highest quarterly revenue since 2019.

During 2023, we built on our successes in 2022 with further balance sheet improvement ($24.7 million vs. $10.8 million cash and cash equivalents at year end), expansion of our Gross Profit Margin (32.7% vs. 16.4%) and Adjusted Gross Profit Margins (35.8% vs. 22.6%), reductions of our net loss after tax from $(55.0) million to $(14.6) million and expansion of our Adjusted EBITDA Margins (4.4% vs. (15.2%)). In 2023, we saw macroeconomic factors stabilize our supply chains and input costs. Our focus on sales and operational planning as well as process efficiencies allowed us to achieve significant improvement in our adjusted gross margins. These actions also led to reductions in labor and inventory carrying costs during 2023. Further, we reduced expenses in our back office and general and administrative overhead to levels commensurate with our current and expected revenue levels.

In the year ahead, we anticipate continued pipeline and revenue growth, but we also remain cautious about macroeconomic uncertainty and remain focused on preparing the Company for a variety of economic scenarios. The unprecedented pace of the US Federal Reserve’s interest rate hikes as well as geopolitical volatility in the Middle East and Asian Pacific have encouraged us to pay close attention to our fixed cost footprint and supply chain resiliency. The upcoming presidential election in the United States adds to this uncertainty and may impact the capital expenditure budgets of our clients. As noted in last quarter’s outlook, the first quarter of the year is typically our seasonally slowest quarter.

As post-pandemic workplaces continue to evolve, the ability of DIRTT’s solutions to anticipate and respond to an uncertain future is at the core of our value proposition. Encouraging access to our full product offering unlocks workplace transformations with more flexible and adaptable environments. Our sustainable product offerings, featuring low carbon footprint, high recycled content, and minimal waste, also enable our Commercial, Government, Healthcare, and Education clients to make meaningful progress toward their environmental commitments and goals.

On January 9, 2024 we successfully closed a C$30 million Rights Offering. As previously disclosed, we expect to use the proceeds of the Rights Offering for general corporate purposes, which may include investments in our business, funding potential future cash needs or operating losses, funding working capital and capital expenditure needs, or reductions to our outstanding indebtedness. We plan to use some of the funds to invest in our commercial business in all verticals, especially Healthcare, and are looking at additional opportunities and partnerships to support our revenue growth.

In line with our objectives for the Rights Offering, on February 15, 2024, we announced a Substantial Issuer Bid for our convertible debentures of C$15 million, intended to strengthen our balance sheet by reducing debt. For additional information, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Government subsidies, depreciation and amortization, stock-based compensation expense, reorganization expenses, foreign exchange gains and losses and impairment charges are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

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

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	For the Year Ended December 31,
	2023	2022	% Change
	($ in thousands)
Revenue	181,931	172,161	6
Gross Profit(1)	59,542	28,160	111
Gross Profit Margin	32.7%	16.4%
Operating expenses
Sales and marketing	25,235	26,950	(6)
General and administrative	21,655	25,462	(15)
Operations support	7,832	9,498	(18)
Technology and development	5,820	7,555	(23)
Stock-based compensation	2,306	4,277	(46)
Reorganization	3,009	13,461	(78)
Impairment charge on Rock Hill Facility	8,716	-	100
Related party expense	1,524	-	100
Total Operating expenses	76,097	87,203	(13)
Operating loss	(16,555)	(59,043)	72
Operating margin	(9.1)%	(34.3)%
Government subsidies	236	7,765	(97)
Gain on sale of software and patents	7,130	-	100
Foreign exchange (loss) gain	(626)	1,445	(143)
Interest income	490	51	861
Interest expense	(4,927)	(5,160)	5
	2,303	4,101	(44)
Net loss before tax	(14,252)	(54,942)	74
Current income tax expense	332	21	1,481
	332	21	1,481
Net loss after tax	(14,584)	(54,963)	73

(1) Gross Profit for the year ended December 31, 2022, included $1.0 million primarily related to the write off of inventory of discounted product lines, and $2.1 million of accelerated depreciation and amortization on software associated with discontinued product lines and the closure of the Phoenix Facility.

Revenue

Revenue reflects sales to our Construction Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

Beginning in 2020, we experienced significant increases in nearly all of our material input costs, including raw materials, shipping materials, labor, and freight. This led to significant gross margin compression in 2021 and 2022. Effective November 16, 2021, DIRTT increased product and transportation prices on new projects by approximately 6.5%. On February 17, 2022, we announced a further price increase of 5% that came into effect June 1, 2022. On June 21, 2022, an additional price increase of 10% was announced effective July 21, 2022. The increases have improved revenue and profitability through better recovery of the material input costs previously discussed.

The following table sets forth the contribution to revenue of our DIRTT Solutions and related offerings.

	For the Year Ended December 31,
	2023	2022	% Change
	($ in thousands)
Product	158,405	147,448	7
Transportation	17,674	18,030	(2)
License fees from Construction Partners	840	778	8
Total product revenue	176,919	166,256	6
Installation and other services	5,012	5,905	(15)
	181,931	172,161	6

Revenue for the year ended December 31, 2023, was $181.9 million, an increase of $9.8 million or 6% from the year ended December 31, 2022. Revenue in early 2023 was impacted by macroeconomic conditions, including layoffs in the technology sector and rising interest rates, both of which have affected our pipeline. For example, one large project with a customer in the technology sector that was originally scheduled for the first quarter of 2023 was deferred indefinitely. Our fourth quarter revenue was $50.9 million, an increase of $8.5 million or 20% from $42.4 million for the same period in 2022. Historically, our fourth quarter revenue is lower than second and third quarter revenues due to seasonality. However, we benefited from two large healthcare projects that were completed in the quarter and from a project delayed earlier in the year that pushed into the fourth quarter. Macroeconomic conditions showed signs of improvement in late 2023, which also benefited the fourth quarter.

Installation and other services revenue was $5.0 million for the year ended December 31, 2023, compared to $5.9 million in the year ended December 31, 2022. This revenue primarily reflects services performed by our ICE and design teams for third parties. Except in limited circumstances, our Construction Partners, rather than the Company, perform installation services.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At December 31, 2023, we had 72 (2022 - 67) Construction Partners servicing multiple locations. During the year ended December 31, 2023, we announced the expansion of seven of our DIRTT Construction Partners into new markets, as we expand the reach of DIRTT products, predominantly in North America.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. The following table presents our product and transportation revenue by vertical market.

	For the Year Ended December 31,
	2023	2022	% Change
	($ in thousands)
Commercial	116,693	115,102	1
Healthcare	33,970	19,739	72
Government	13,446	16,564	(19)
Education	11,970	14,073	(15)
License fees from Construction Partners	840	778	8
Total product revenue	176,919	166,256	6
Service revenue	5,012	5,905	(15)
	181,931	172,161	6

	For the Year Ended December 31,
	2023	2022
	(in %)
Commercial	66	70
Healthcare	19	12
Government	8	10
Education	7	8
Total Product Revenue(1)	100	100

(1) Excludes license fees from Construction Partners.

Commercial revenues for the year ended December 31, 2023 were consistent with the prior year. Healthcare revenues increased by 72% in the year ended December 31, 2023, from the prior year, which included $12.1 million from two large projects. Sales in the healthcare sector tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. Education sales in 2023 decreased by 15% from the prior year and government revenues in 2023 decreased by 19% from 2022. Both the government and education sectors include a higher volume of smaller projects as compared to fiscal year 2022.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Year Ended December 31,
	2023	2022	% Change
	($ in thousands)
Canada	19,934	25,477	(22)
U.S.	161,997	146,684	10
	181,931	172,161	6

In 2023, 11% of revenue was from Canada, as compared to 15% in 2022. Historically, approximately 11-15% and 85-89% of revenues are derived from sales to Canada and the United States, respectively.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.7 million to $25.2 million for the year ended December 31, 2023, from $27.0 million for the year ended December 31, 2022. The decrease was largely related to a realignment of back-office support, territory coverage and cost structure with current demand levels. The decrease was largely made up of a $1.7 million decrease in salaries and benefits, a $0.8 million decrease in travel and entertainment costs, a $0.5 million decrease in marketing and tradeshow costs and the benefit of offsetting our lease costs by subleasing our Dallas DXC during the year. The decreases were offset by a $1.5 million increase in commissions expenses, a $0.2 million increase in communications costs, and a $0.2 million increase in professional services related to consulting services.

General and Administrative Expenses

General and administrative expenses decreased $3.8 million to $21.7 million for the year ended December 31, 2023, from $25.5 million for the year ended December 31, 2022. The decrease was driven by a $3.2 million decrease in professional fees made up of legal and outside consulting costs, a $0.8 million decrease in depreciation costs, and a $0.6 million decrease in office and communications costs. These decreases were slightly offset by a $0.4 million increase in building costs related to higher costs to operate in our existing facilities and $0.2 million higher travel and entertainment costs.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Construction Partner project execution and our manufacturing operations. Operations support expenses of $7.8 million in 2023 decreased $1.7 million from $9.5 million in 2022. The decrease was largely driven by a $1.4 million decrease in salaries and benefits and a $0.2 million reduction in travel and entertainment costs related to planned headcount reductions and the reorganization initiatives undertaken.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses decreased by $1.7 million to $5.8 million for the year ended December 31, 2023, compared to $7.6 million for the year ended December 31, 2022. The decrease was primarily related to a $1.1 million decrease in salaries and benefits costs, a $0.2 million decrease in office and communication costs, a $0.2 million decrease in professional fees related to outside consulting services and a $0.2 million decrease in other expenses.

Stock-Based Compensation

Stock-based compensation expense for the year ended December 31, 2023, was $2.3 million compared to $4.3 million in 2022. The decrease in this expense was largely due to RSU grants in lieu of cash compensation to the Company’s interim Chief Executive Officer in 2022, which were not repeated in 2023. DSUs were granted to the Board of Directors but were offset by the impact of fair value adjustments on cash settled awards as a result of our share price decreasing during the twelve months ended December 31, 2023.

Reorganization

For the year ended December 31, 2023, we incurred $3.0 million of reorganization costs compared to $13.5 million during the year ended December 31, 2022. Fiscal year 2023 costs related primarily to costs associated with the Rock Hill Facility suspension and subsequent closure, and termination costs associated with actions taken to streamline our back office and operational support functions, as discussed herein. Reorganization costs in 2022 were driven by the closure of the Phoenix Facility, the one-time costs associated with reductions of salaried workforce throughout 2022, and changes in management.

Impairment charge on Rock Hill Facility

On September 27, 2023, the Company announced our intention to permanently close the Rock Hill Facility in South Carolina. For the year ended December 31, 2023, certain assets located at the Rock Hill Facility that were classified as property, plant and equipment, were reclassified as assets held for sale. Certain Rock Hill Facility assets had been approved by management for sale and had committed to a formal plan to market these assets, which is expected to be completed within the next twelve months. These were measured at the lower of the fair value less costs to sell and their net book value, which resulted in an $8.7 million impairment charge in the year ended December 31, 2023.

Related party expense

On March 15, 2023, the Company entered into a Debt Settlement Agreement (the “Debt Settlement Agreement”) with 22NW Fund, LP (“22NW”) and Aron English, 22NW’s principal and a director of DIRTT, (together, the “22NW Group”) who, collectively, beneficially owned approximately 19.5% of the Company’s issued and outstanding common shares at such time. Pursuant to the Debt Settlement Agreement, the Company agreed to reimburse the 22NW Group for the costs incurred by the 22NW Group in connection with the contested director election at the annual and special meeting of shareholders of the Company held on April 26, 2022, being $1.6 million (the “22NW Debt”).

Pursuant to the Debt Settlement Agreement, the Company agreed to repay the 22NW Debt by either, or a combination of (i) a payment in cash by the Company to the 22NW Group, and/or (ii) the issuance of equity securities of the Company to the 22NW Group.

In connection with the Debt Settlement Agreement, on March 15, 2023, the Company entered into a share issuance agreement with the 22NW Group, pursuant to which the Company agreed to repay the 22NW Debt with the issuance to the 22NW Group of 3,899,745 common shares at a deemed price of $0.40 per common share, subject to approval by shareholders.

At the annual general and special meeting of shareholders held on May 30, 2023, shareholders voted to approve the issuance of common shares, and on June 2, 2023, the Company issued 3,899,745 common shares to 22NW Group as repayment for the 22NW Debt. Upon settlement, the debt was revalued at the higher of the deemed price of $0.40 per common share and the May 30, 2023, market price of $0.38 per common share, resulting in a recovery from the balance recorded at March 31, 2023 which had been valued at a price of $0.53 per common share.

Government Subsidies

The Company was not eligible and did not receive any new government subsidies in the year ended December 31, 2023. The Company received $0.2 million of interest with the collection of the Employee Retention Credit (“ERC”) during the year ended December 31, 2023.

Gain on sale of software and patents

On May 9, 2023, we entered into the AWI Agreement and Partial Patent Assignment Agreement with AWI. The agreements provided for a cash payment from AWI to the Company of $10.0 million in exchange for the partial assignment to AWI and resulting co-ownership of a 50% interest in the rights, title and interests in certain intellectual property rights in the Applicable ICE Code, including a 50% interest in the patent rights that relate to the Applicable ICE Code. Pursuant to the AWI Agreement, we also provided AWI a transfer of knowledge concerning the source code of the Applicable ICE Code. In exchange for completing the knowledge transfer, we received an additional cash payment of $1.0 million in the fourth quarter of 2023. The AWI Agreement provides that we and AWI have separate exclusive fields of use and restrictive covenants with respect to the Applicable ICE Code and related intellectual property, which survive until either party elects to separate from its relationship with the other and for five years thereafter. We concurrently entered into the ARMSA with AWI, under which AWI has also prepaid for certain development services to be provided by DIRTT. The ARMSA will automatically terminate if the AWI Agreement is terminated or expires and may also be terminated if either party breaches the exclusive fields of use or restrictive covenants in the AWI Agreement.

The $11.0 million of proceeds on the sale of the 50% interest in the Applicable ICE code, pursuant to the AWI Agreement, was received during the year ended December 31, 2023. In accordance with GAAP, the proceeds were first applied to the net book value of the related cost of software of $2.9 million and patents (other assets) of $0.9 million. The residual amount of $7.1 million was recognized as a gain in the consolidated statement of operations. Further, $1.8 million was received as a prepayment under the ARMSA, which is recognized into revenue as the performance obligation is met. During the year ended December 31, 2023, $1.6 million of the $1.8 million payment was received into revenue, and $0.2 million remains in customer deposits to be received as revenue in 2024. Part of the proceeds of this transaction were used to settle one of our equipment leases of $1.6 million and resulted in the release of $0.4 million of restricted cash (refer to Note 14 to our Consolidated Financial Statements for additional information).

Foreign Exchange (loss) gain

In the year ended December 31, 2023, we had a foreign exchange loss of $0.6 million compared to a gain of $1.4 million in the year ended December 31, 2022, due to fluctuations of the Canadian dollar relative to the U.S. dollar.

Interest Income

Interest income increased to $0.5 million for the year ended December 31, 2023, compared to $0.1 million in the year ended December 31, 2022, as we benefited from higher interest rates on higher cash balances.

Interest expense

Interest expense decreased by $0.2 million from $5.2 million for the year ended December 31, 2022, to $4.9 million for the year ended December 31, 2023, mostly related to the weaker Canadian dollar relative to the U.S dollar on our interest expense on Canadian convertible debentures.

Income Tax

The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Income tax expense for the year ended December 31, 2023, was $0.3 million, compared to $0.02 million for the same period of 2022. For the year ended December 31, 2023, the Company recorded valuation allowances of $4.2 million (2022 - $13.6 million) against deferred tax assets incurred during the year as the Company has experienced cumulative losses in recent years. Due to the Company’s three-year history of negative earnings, it is not more likely than not that the Company’s deferred tax assets will be utilized in the near term.

As at December 31, 2023, we had C$114.1 million of loss carry-forwards in Canada and $55.5 million in the United States. These loss carry-forwards will begin to expire in 2032.

Net Loss after tax

Net loss after tax decreased to $14.6 million or $0.13 net loss after tax per share in the year ended December 31, 2023, from a net loss after tax of $55.0 million or $0.55 net loss after tax per share for the year ended December 31, 2022. The decreased loss is primarily the result of a $31.4 million increase in gross profit and a $11.1 million decrease in operating expenses (which includes a $10.5 million decrease in reorganization expenses, $8.7 million of impairment charges on the Rock Hill Facility and a $1.5 million related party expense), a $0.4 million increase in interest income and a $0.2 million decrease in interest expense, offset by a $7.5 million decrease in government subsidies, a $2.1 million decrease in foreign exchange gain, and a $0.3 million increase in income tax expense.

Three Months Ended December 31, 2023 Compared to the Three Months ended December 31, 2022

	For the Three Months Ended December 31,
	2023	2022	% Change
	($ in thousands)
Revenue	50,933	42,427	20
Gross Profit	19,238	11,589	66
Gross Profit Margin	37.8%	27.3%
Operating expenses
Sales and marketing	6,933	5,856	18
General and administrative	5,652	4,050	40
Operations support	2,268	2,151	5
Technology and development	1,765	1,841	(4)
Stock-based compensation	(237)	731	(132)
Reorganization	152	1,180	(87)
Impairment charge on Rock Hill Facility	764	-	100
Total Operating expenses	17,297	15,809	9
Operating income (loss)	1,941	(4,220)	146
Operating margin	3.8%	(9.9)%
Gain on sale of software and patents	985	-	100
Foreign exchange (loss) gain	(567)	(425)	(33)
Interest income	219	1	21,800
Interest expense	(1,291)	(1,225)	(5)
	(654)	(1,649)	60
Net income (loss) before tax	1,287	(5,869)	122
Current income tax expense	332	37	797
	332	37	797
Net income (loss) after tax	955	(5,906)	116

Annual 2023 Non-GAAP Measures

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Years Ended December 31, 2023, 2022 and 2021

The following table presents a reconciliation for the years ended December 31, 2023, 2022, and 2021 of Adjusted Gross Profit to our gross profit and Adjusted Gross Profit Margin to gross profit margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Gross profit	59,542	28,160	23,460
Gross profit margin	32.7%	16.4%	15.9%
Add: Depreciation and amortization expense	5,525	10,789	8,808
Add: Costs of under-utilized capacity	-	-	1,756
Adjusted Gross Profit	65,067	38,949	34,024
Adjusted Gross Profit Margin	35.8%	22.6%	23.1%

For the year ended December 31, 2023, gross profit and gross profit margin increased to $59.5 million or 32.7% from $28.2 million or 16.4% for the prior period. Adjusted Gross Profit and Adjusted Gross Profit Margin increased 67% to $65.1 million or 35.8% for the year ended December 31, 2023, from $38.9 million or 22.6% for the year ended December 31, 2022. Gross profit for the year ended December 31, 2022, included $2.1 million of accelerated depreciation and amortization arising from the change in useful lives of the Phoenix Facility’s equipment. The improvement in Adjusted Gross Profit was due to having better leverage over fixed costs through price increases and reduced fixed costs. Labor costs decreased $3.4 million and fixed costs decreased $2.7 million in 2023 compared to 2022 as a result of initiatives to align our fixed costs with anticipated demand. Actions taken that impacted our overheads included the closure of our Phoenix Facility during the second quarter of 2022 and the temporary suspension of operations at our Rock Hill Facility in the third quarter of 2022. Idle facility costs incurred since the suspension of operations at the Rock Hill Facility were $2.0 million for the year ended December 31, 2023, compared to $0.5 million for the previous year, and are included in cost of sales. We are pursuing options to sublease the Rock Hill Facility to offset idle facility costs in 2024 and beyond.

EBITDA and Adjusted EBITDA for the Years Ended December 31, 2023, 2022 and 2021

The following table presents a reconciliation for the results of 2023, 2022 and 2021 of EBITDA and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure for the years presented, and of Adjusted EBITDA Margin to net loss margin:

	For the Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Net loss after tax for the year	(14,584)	(54,963)	(53,668)
Add back (deduct):
Interest expense	4,927	5,160	3,131
Interest income	(490)	(51)	(77)
Income tax expense (recovery)	332	21	(204)
Depreciation and amortization	8,934	15,119	14,513
EBITDA	(881)	(34,714)	(36,305)
Foreign exchange (gain) loss	626	(1,445)	335
Stock-based compensation	2,306	4,277	4,713
Government subsidies	(236)	(7,765)	(11,455)
Related party expense	1,524	-	-
Reorganization expense	3,009	13,461	-
Gain on sale of software and patents	(7,130)	-	-
Impairment charge on Rock Hill Facility	8,716	-	-
Goodwill impairment	-	-	1,443
Adjusted EBITDA	7,934	(26,186)	(41,269)
Net Loss Margin(1)	(8.0)%	(31.9)%	(36.4)%
Adjusted EBITDA Margin	4.4%	(15.2)%	(28.0)%
(1)
Net loss divided by revenue.

For the year ended December 31, 2023, Adjusted EBITDA and Adjusted EBITDA Margin increased by $34.1 million to $7.9 million or 4.4% from a $26.2 million loss or (15.2)% in the same period of 2022. This reflects a $26.1 million increase in Adjusted Gross Profit, discussed above, a $4.2 million decrease in salary and wage expenses, reflecting the impact of headcount reductions resulting from reorganization initiatives, $3.2 million of decreased professional fees, and $0.9 million decrease in other operating expenses as a result of continued evaluation of our fixed cost structure and overhead costs.

Reconciliation of Q4 2023 Non-GAAP Measures

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three Months Ended December 31, 2023, 2022 and 2021

The following table presents a reconciliation for the three months ended December 31, 2023, 2022, and 2021 of Adjusted Gross Profit to our gross profit, and Adjusted Gross Profit Margin to gross profit margin, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended December 31,
	2023	2022	2021
	($ in thousands)
Gross profit	19,238	11,589	8,416
Gross profit margin	37.8%	27.3%	19.6%
Add: Depreciation and amortization expense	869	1,997	2,425
Adjusted Gross Profit	20,107	13,586	10,841
Adjusted Gross Profit Margin	39.5%	32.0%	25.3%

EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2023, 2022 and 2021

The following table presents a reconciliation for the three months ended results of 2023, 2022 and 2021 of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented, and of Adjusted EBITDA Margin to net income (loss) margin:

	Three months ended December 31,
	2023	2022	2021
	($ in thousands)
Net income (loss) after tax for the period	955	(5,906)	(16,012)
Add back (deduct):
Interest expense	1,291	1,225	1,014
Interest income	(219)	(1)	(15)
Income tax expense (recovery)	332	37	(551)
Depreciation and amortization	1,718	2,917	3,875
EBITDA	4,077	(1,728)	(11,689)
Foreign exchange (gain) loss	567	425	621
Stock-based compensation	(237)	731	921
Government subsidies	-	-	(1,021)
Reorganization expense	152	1,180	-
Gain on sale of software and patents	(985)	-	-
Impairment charge on Rock Hill Facility	764	-	-
Goodwill impairment	-	-	1,443
Adjusted EBITDA	4,338	608	(9,725)
Net Income (Loss) Margin(1)	1.9%	(13.9)%	(37.3)%
Adjusted EBITDA Margin	8.5%	1.4%	(22.7)%
(1)
Net loss divided by revenue.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2022, compared to the fiscal year ended December 31, 2021, is included under the heading Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC and applicable securities commissions or similar regulatory authorities in Canada on February 22, 2023.

Liquidity and Capital Resources

As at December 31, 2023, the Company had $24.7 million of cash on hand and C$13.6 million ($10.3 million) of available borrowings, compared to $10.8 million of cash on hand and C$7.2 million ($5.3 million) of available borrowings as at December 31, 2022. Through the year ended December 31, 2023, the Company generated $14.8 million in cash flow from operations, compared to a cash usage of $44.3 million over fiscal year 2022. The Company benefited from the receipt of $7.3 million of government subsidies during 2023.

We have implemented multiple price increases during the past two years to mitigate the impact of inflation on raw materials, costs and improve liquidity. These actions have resulted in a meaningful improvement in our gross profit margins and have served to reduce our cash usage to operate the business. Gross profit for the year ended December 31, 2023, was $59.5 million, or 32.7% of revenue, compared to the same period in 2022, which generated gross profit of $28.2 million, or 16.4% of revenue.

Over the same period, we have executed upon several initiatives to improve liquidity. First, in May 2023, we entered into an agreement with AWI resulting in the receipt of $12.8 million of cash throughout 2023. Second, in March 2023, we entered into an agreement to sublease our Dallas “DXC” to one of our Construction Partners in that region. Under the sublease agreement, the subtenant has assumed responsibility for the monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through December 31, 2024, providing us annualized savings of approximately $1 million. We are continuing to evaluate other properties for sale and leaseback or sublease opportunities, including our Rock Hill Facility, and expect these initiatives to result in positive cash inflows in 2024. Third, we completed a private placement of 8,667,449 common shares in November 2022 for aggregate gross proceeds of $2.8 million (the “Private Placement”), with certain significant shareholders and directors and officers of the Company to bridge cash requirements before the completion and closing of the noted strategic transactions. The Company entered into irrevocable subscription agreements with its two largest shareholders, 22NW and 726 BC LLC and 726 BF (together “726” (which subsequently transferred its holdings to WWT)) and all the directors and officers of the Company on November 14, 2022, to issue 8.7 million shares for gross consideration of $2.8 million. The Private Placement closed on November 30, 2022.

On November 21, 2023, the Company announced a rights offering to common shareholders for aggregate gross proceeds of C$30.0 million (the “Rights Offering”). The Rights Offering closed on January 9, 2024, for aggregate gross proceeds of C$30.0 million.

On February 15, 2024, the Company announced a substantial issuer bid and tender offer (the "Issuer Bid"), under which the Company will offer to repurchase for cancellation: (i) up to C$6,000,000 principal amount of its issued and outstanding January Debentures") (or such larger principal amount as the Company, in its sole discretion, may determine it is willing to take-up and pay for, subject to applicable law) at a purchase price of C$720 per C$1,000 principal amount of January Debentures; and (ii) up to C$9,000,000 principal amount of its issued and outstanding 6.25% convertible unsecured subordinated debentures due December 31, 2026 (the "December Debentures", and, together with the January Debentures, the “Debentures” or the “convertible debentures”) (or such larger principal amount as the Company, in its sole discretion, may determine it is willing to take-up and pay for, subject to applicable law) at a purchase price of C$600 per C$1,000 principal amount of December Debentures. Holders of Debentures who validly tender and do not withdraw their Debentures will receive the applicable purchase price, plus a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures are taken up by the Company. The applicable purchase price will be denominated in Canadian dollars and payments of amounts owed to holders of deposited Debentures, including for interest, will be made in Canadian dollars. The Issuer Bid will remain open for acceptance until 5:00 p.m. (Eastern Standard Time) on March 22, 2024, unless withdrawn or extended by the Company. If the aggregate principal amount of the Debentures properly tendered and not withdrawn under the Issuer Bid exceeds C$6,000,000 for the January Debentures or C$9,000,000 for the December Debentures, the Company will purchase a pro-rated portion of the January Debentures or the December Debentures so tendered, as applicable (with adjustments to maintain C$1,000 minimum denominations of Debentures). DIRTT will return all Debentures not purchased under the Issuer Bid, including Debentures not purchased because of pro-ration. Debentures taken up and paid for by the Company will be immediately cancelled.

The Company intends to fund the Issuer Bid with a portion of the proceeds from the Company’s previously completed rights offering to its common shareholders, which closed in January 2024 for aggregate gross proceeds of C$30.0 million.

On February 4, 2024, the Company entered into a Litigation Funding Agreement with a third party for the funding of up to $4.0 million of litigation costs in respect of specific claims against Falkbuilt, Inc., Falkbuilt Ltd. and Henderson. In return, the Company has agreed to pay from any proceeds received from the settlement of such claims, a reimbursement of funded amounts plus diligence and underwriting costs, plus a multiple of such funded amount based on certain milestones.

While we are encouraged by the improved profitability and cash flow, we have continued to evaluate our fixed cost structure and overhead in light of recent macroeconomic uncertainty. We have implemented multiple reorganization initiatives designed to align our cost structure with current expected levels of demand. In addition, the Company has reduced headcount by approximately 10%, from January 2022 through December 2023.

We have assessed the Company’s liquidity as at December 31, 2023, taking into account our sales outlook for the next twelve months, our existing cash balances and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next twelve months.

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

In January 2021, we issued C$40.3 million of 6.00% convertible unsecured subordinated debentures due January 31, 2026 (the “January Debentures”) for net proceeds after costs of C$37.6 million ($29.5 million). The January Debentures accrue interest at a rate of 6.00% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and be repayable on January 31, 2026. As a result of the Rights Offering, the conversion price was adjusted to C$4.03 per common share. Interest and principal are payable in cash or shares at the option of the Company. As at December 31, 2023, C$18.9 million of the January Debentures are held by a related party, 22NW. 22NW holds approximately 30.1% of our issued and outstanding common shares as of February 16, 2024. Aron English, manager of 22NW Fund GP, LLC, the general partner of 22NW, is a director of the Company.

In February 2021, we entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the “Borrowing Base” is a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. On February 9, 2023, the Company extended the RBC Facility. The maximum availability under the Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Available borrowings under the Extended RBC Facility as at December 31, 2023, were C$13.6 million ($10.3 million).

On December 1, 2021, we issued C$35.0 million of 6.25% convertible unsecured subordinated debentures due December 31, 2026 (the “December Debentures” and together with the January Debentures, the “Debentures”) for net proceeds after costs of C$32.7 million ($25.6 million). The December Debentures accrue interest at a rate of 6.25% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.20 per common share, or if not converted, will mature and be repayable on December 31, 2026. As a result of the Rights Offering, the conversion price was adjusted to C$3.64 per common share. Interest and principal are payable in cash or shares at the option of the Company. As at December 31, 2023, C$13.6 million of the December Debentures are held by a related party, 22NW.

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.4 million) has been drawn and C$3.8 million ($2.9 million) has been repaid, and a $14.0 million equipment leasing facility in the United States of which $13.3 million has been drawn and repaid (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC, and one of its affiliates. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. In connection with the Company’s decision to close the Rock Hill Facility, we settled the liability related to the U.S. Leasing Facility ($7.8 million). The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, we released $2.6 million of restricted cash.

The following table summarizes our consolidated cash flows for the years indicated:

	For The Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Net cash flows provided by (used in) operating activities	14,821	(44,260)	(31,210)
Net cash flows provided by (used in) investing activities	7,657	(4,024)	(14,138)
Net cash flows (used in) provided by financing activities	(11,605)	(874)	62,452
Effect of foreign exchange on cash, cash equivalents and restricted cash	(13)	(11)	458
Net increase (decrease) in cash, cash equivalents and restricted cash	10,860	(49,169)	17,562
Cash, cash equivalents and restricted cash, beginning of year	14,239	63,408	45,846
Cash, cash equivalents and restricted cash, end of year	25,099	14,239	63,408

	For the Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	24,744	10,821	60,313
Restricted cash	355	3,418	3,095
Total cash, cash equivalents and restricted cash	25,099	14,239	63,408

Operating Activities

Net cash flows provided by operating activities were $14.8 million for the year ended December 31, 2023, compared to $44.3 million used by operating activities for the year ended December 31, 2022. The improvement in cash flows used in operations is largely due to the $34.1 million increase in Adjusted EBITDA and a $10.5 million decrease in reorganization costs. We achieved positive operating cash flows through the realization of price increases and reorganization initiatives which have been designed to align our cost structure with current expected levels of demand.

Investing Activities

Cash flows provided by investing activities during the year ended December 31, 2023, benefited from $11.0 million of proceeds from the AWI transaction.

We invested $1.2 million in property, plant and equipment during the year ended December 31, 2023, compared to $2.4 million during the year ended December 31, 2022. Expenditures consisted of $0.3 million of information technology investments, $0.4 million of DXC refreshes and $0.5 million of manufacturing upgrades for the year ended December 31, 2023. We invested $1.8 million on capitalized software during the year ended December 31, 2023, compared to $1.7 million for the year ended December 31, 2022.

Financing Activities

For the year ended December 31, 2023, $11.6 million of cash was used in financing activities, comprising $2.2 million of scheduled repayments and $9.4 million of early repayments under the U.S. Leasing Facility and the Canada Leasing Facility. For the year ended December 31, 2022, $0.9 million of cash was used in financing activities mainly driven by the scheduled repayments under the Leasing Facilities, offset by the receipt of $2.0 million net proceeds from the Private Placement and a draw of C$0.9 million ($0.7 million) under the Canada Leasing Facility.

We currently expect to fund anticipated future investments with available cash, proceeds from the Rights Offering and drawings on the Second Extended RBC Facility. As of December 31, 2023, our strategic initiatives have generated cash through proceeds from the Private Placement in November 2022, the receipt of $7.3 million of government subsidy through the ERC application during the year ended December 31, 2023, and proceeds of $12.8 million received in 2023 through the AWI transaction. We continue to evaluate properties we own for sale and lease back and opportunities to sub-lease available spaces. Apart from cash flow from operations, issuing equity and debt has been our primary source of capital to date. Additional debt or equity financing may be pursued in the future as we deem appropriate. We may also use debt or pursue equity financing depending on the price of our common shares at the time, interest rates, and nature of the investment opportunity and economic climate. No assurance can be given that any of these actions will be successful or will be sufficient for our needs.

Consolidated cash flows for the quarter as indicated:

	For the three months ended December 31,
	2023	2022	2021
	($ in thousands)
Net cash flows provided by (used in) operating activities	10,134	3,249	(7,338)
Net cash flows provided by (used in) investing activities	568	(429)	(1,582)
Net cash flows (used in) provided by financing activities	(8,193)	928	26,369
Effect of foreign exchange on cash, cash equivalents and restricted cash	153	62	(123)
Net increase in cash, cash equivalents and restricted cash	2,662	3,810	17,326
Cash, cash equivalents and restricted cash, beginning of period	22,437	10,429	46,082
Cash, cash equivalents and restricted cash, end of period	25,099	14,239	63,408

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

On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility has a maximum borrowing base of C$15 million and a one-year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 200 basis points. Under the Extended RBC Facility, until such time that the trailing twelve-month FCCR is above 1.25 for three consecutive months, a cash balance equivalent to one-year’s worth of Leasing Facilities payments must be maintained. At December 31, 2023, available borrowings are C$13.6 million ($10.3 million) (2022 – C$7.2 million ($5.3 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Company did not meet the three-month FCCR requirement during the year end 2023, which resulted in the restriction of $0.4 million of cash (2022 - $3.4 million).

On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The maximum availability under the Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case, plus 200 basis points.

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.4 million) has been drawn and C$3.8 million ($2.9 million) has been repaid, and a $14.0 million equipment leasing facility in the United States of which $13.3 million has been drawn and repaid (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%.

The Company did not make any draws on the Leasing Facilities during 2023. During the year ended December 31, 2022, the Company received C$0.9 million ($0.7 million) under the Canada Leasing Facility.

As part of the decision to close the Rock Hill Facility, the Company fully settled the liability related to the U.S. Leasing Facility of $7.8 million in the fourth quarter of 2023. The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, $2.6 million was released from restricted cash.

As part of RBC’s consent to the AWI transaction, one of the Canadian lease agreements of $1.6 million was fully settled using proceeds from the AWI transaction. This resulted in the release of $0.4 million of restricted cash associated with the one year of payments on this lease.

We are restricted from paying dividends unless Payment Conditions (as defined in the Second Extended RBC Facility) are met, including having a net borrowing availability of at least C$10 million over the proceeding 30-day period, and having a trailing twelve-month fixed charge coverage ratio above 1.10:1 and certain other conditions. The Second Extended RBC Facility is currently secured by substantially all of our real property located in Canada and the United States.

Contractual Obligations

The following table summarizes DIRTT’s contractual obligations at December 31, 2023:

	Payments due by period
	Less than			Greater than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	($ in thousands)
Accounts payable and accrued liabilities	19,880	-	-	-	19,880
Other liabilities	2,482	-	-	-	2,482
Customer deposits and deferred revenue	5,290	-	-	-	5,290
Current and long-term portion of long-term debt and accrued interest[1]	7,190	59,692	134	-	67,016
Lease liabilities (undiscounted)	5,424	11,542	8,209	19,929	45,104
Purchase obligations	2,797	-	-	-	2,797
Total	43,063	71,234	8,343	19,929	142,569
(1)
Includes principal and interest. Refer to Note 14 of our Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements appearing in Item 8 of this Annual Report. Our critical accounting estimates include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. We prepare our financial statements in conformity with GAAP. As a result, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. Critical estimates and assumptions made by management include:

Estimates of liabilities associated with the potential and amount of warranty, legal claims and other contingencies

We have warranty obligations with respect to manufacturing defects on most of our manufactured products. Warranty periods generally range from one to ten years. We have recorded a reserve for estimated warranty and related costs based on historical experience and periodically adjust these provisions to reflect actual experience. We assess the adequacy of our warranty accrual on a quarterly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. Typically, product deficiencies requiring our warranty are identified and remediated within a year of production. The following provides information with respect to our warranty accrual. At December 31, 2023 and 2022, we had $0.9 million and $1.3 million, respectively, accrued for warranty and other provisions, and third-party costs associated with remedying deficiencies were $1.2 million during the fiscal year ended December 31, 2023, as compared to $1.1 million during the fiscal year ended December 31, 2022.

We establish reserves for estimated legal contingencies when we believe a loss on litigation is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liability reserves are reflected in operations in the period in which there are changes in facts and circumstances that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. We estimate the probable cost by evaluating historical precedent as well as the specific facts relating to each contingency (including the opinion of outside advisors). Should the outcome differ from our assumptions and estimates, or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known. At December 31, 2023 and 2022, we had $0.05 million provided for legal provisions.

Estimates of useful lives of depreciable assets, the fair value of long-term assets used for impairment calculations and the fair value less costs to sell for assets held for sale

We evaluate the recoverability of our property, plant, and equipment (“PP&E”), capitalized software costs and right of use assets when events or changes in circumstances indicate a potential impairment exists. If impairment is indicated, the impairment loss is measured as the amount the assets carrying value exceeds the fair value of the assets.

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

As at December 31, 2021, the fair value of goodwill did not exceed the carrying value of its net assets and, accordingly, the entire $1.4 million balance of goodwill was impaired as at December 31, 2021. There was no impairment charge for the year ended December 31, 2023, or December 31, 2022.

The Company classifies an asset group (“asset”) as held for sale in the period that (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year (subject to certain events or circumstances), (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially and subsequently measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the consolidated statement of operations and comprehensive loss in the period in which the held for sale criteria are met. We estimate the fair value less costs to sell based on market prices and discussions with potential buyers on the assets that are held for sale. The amounts and timing that the assets held for sale are sold could be impacted on the ability to market and sell the assets held for sale, and find a suitable buyer.

Estimates of future taxable earnings used to assess the realizable value of deferred tax assets

We use the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their carrying amounts reported in the financial statements. Deferred income tax assets also reflect the benefit of unutilized tax losses that can be carried forward to reduce income taxes in future years. Such method requires the exercise of significant judgment in determining whether or not it is more likely than not our deferred tax assets may be realized and, therefore, can be recognized in the financial statements. Also, estimates are required to determine the expected timing upon which tax assets will be realized and upon which tax liabilities will be settled. We assess the ability to recover our deferred tax assets every quarter and concluded that a valuation allowance was required against our deferred tax assets at December 31, 2023 of $34.5 million (2022 - $29.8 million).

Tax interpretations, regulations, and legislation in the various jurisdictions in which the Company and its subsidiary operate

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

Estimates of ability and timeliness of customer payments of accounts receivable

Our expected credit loss reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating expected credit losses. In estimating the Company’s current estimate of expected credit losses, management considers historical credit loss experience as well as forward-looking information in order to establish rates for each class of financial receivable with similar risk characteristics. While we believe these processes effectively address our exposure for doubtful accounts and credit losses which have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the expected credit loss. We have a contract with a trade credit insurance provider, whereby a portion of our trade receivables are insured. The trade credit insurance provider determines the coverage amount, if any, on a customer-by-customer basis. Based on our trade receivables balance as at December 31, 2023 and 2022, approximately 93% and 77%, respectively, of that balance was covered by the trade credit insurance provider.

At December 31, 2023, we had an allowance for expected credit loss of $0.1 million (2022 - $0.1 million).

Recent Accounting Pronouncements

Please refer to Note 3 to our Consolidated Financial Statements presented elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our financial assets and liabilities consist primarily of cash and cash equivalents, restricted cash, trade and accrued receivables, other receivables, long-term deposits and long-term receivables, accounts payable and accrued liabilities, other liabilities, lease liabilities and long-term debt and accrued interest. We are exposed to market, credit and liquidity risks associated with financial assets and liabilities. We currently do not use financial derivatives to reduce exposures from changes in foreign exchange rates, commodity prices, or interest rates. We do not hold or use any derivative instruments for trading or speculative purposes. Our Board of Directors has responsibility for the establishment and approval of overall risk management policies, including those related to financial instruments. Management performs continuous assessments to ensure that all significant risks related to financial instruments are reviewed and addressed in light of changes to market conditions and operating activities.

Credit risk

Our principal financial assets are cash and cash equivalents, restricted cash, trade and accrued receivables and other receivables.

Our credit risk is primarily concentrated in our trade and accrued receivables as we do not believe that we are exposed to any significant credit risk related to our cash and cash equivalents, other receivables and restricted cash balances. The amounts disclosed in the consolidated balance sheet for trade and accrued receivables and other receivables are net of allowances for doubtful accounts. Allowances are provided for the Company’s current estimate of all expected credit losses using the lifetime expected credit loss model. As at December 31, 2023 and 2022, our allowance was $0.1 million. In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At December 31, 2023, approximately 93% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, that have arisen since April 1, 2020, when the trade credit insurance became effective. Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. One Construction Partner accounted for greater than 10% of revenue in 2023 (2022- none). In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

Market risk

Market risk is the risk that changes in market prices, such as interest rates and foreign currency exchange rates, will affect our income or the value of the financial instruments held.

Foreign exchange risk

The majority (approximately 85% to 90%) of our revenue is collected in U.S. dollars, and approximately 40% of our costs are also incurred in U.S. dollars. Most other revenue and costs are denominated in Canadian dollars. As a result, we are exposed to fluctuations in the U.S. dollar against the Canadian dollar, which could have a positive or negative impact on our revenue and costs. The recent strengthening of the U.S. dollar versus the Canadian dollar in 2023 has had a marginally positive impact on results because reported costs are lower than reported revenue.

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

			Effect of net
			loss and
			comprehensive
			loss for the
	Amount	Change in	year ended
	(C$ in thousands)	Currency (%)	December 31, 2023
Cash and cash equivalents	1,623	10%	162
Restricted cash	153	10%	15
Trade and accrued receivables	2,538	10%	254
Other receivables	575	10%	58
Other assets	158	10%	16
Accounts payable and accrued liabilities	16,348	10%	1,635
Other liabilities	2,048	10%	205
Current portion of long-term debt and accrued interest	105	10%	11
Long-term debt	72,560	10%	7,256
Total	96,108	10%	9,612

Commodity price risk

We consume raw materials such as aluminum, hardware, wood and veneer, timber, plastic, electrical wiring and components, paint and powder, fabric and vinyl. While aluminum represents the largest component of our raw materials’ expenditures, overall aluminum spend comprises only approximately 9% of product revenues and, therefore, absolute exposure to price fluctuations has a minimal impact on profitability.

Interest rate risk

In February 2021, we entered into the RBC Facility. On February 9, 2023, the Company entered into the Extended RBC Facility. The Extended RBC Facility has a maximum borrowing base of C$15 million and a one-year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 200 basis points. We did not draw on the facilities during 2021, 2022 or 2023 and were, therefore, not exposed to any interest rate risk.

The Company’s Leasing Facilities and Debentures bear interest at fixed interest rates and are therefore not subject to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of DIRTT Environmental Solutions Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DIRTT Environmental Solutions Ltd. and its subsidiaries (together, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Calgary, Alberta, Canada

February 21, 2024

We have served as the Company’s auditor since 2017.

DIRTT Environmental Solutions Ltd.

Consolidated Balance Sheets

(Stated in thousands of U.S. dollars)

	As at December 31,	As at December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	24,744	10,821
Restricted cash	355	3,418
Trade and accrued receivables, net of expected credit losses of $0.1 million at December 31, 2023 and at December 31, 2022	15,787	13,930
Other receivables	484	7,880
Inventory	16,577	22,251
Prepaids and other current assets	4,023	3,825
Assets held for sale	1,555	-
Total Current Assets	63,525	62,125
Property, plant and equipment, net	25,077	41,522
Capitalized software, net	2,450	4,406
Operating lease right-of-use assets, net	29,813	30,490
Other assets	3,452	5,110
Total Assets	124,317	143,653
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	19,880	19,881
Other liabilities	2,482	2,056
Customer deposits and deferred revenue	5,290	4,866
Current portion of long-term debt and accrued interest	841	3,306
Current portion of lease liabilities	5,255	5,889
Total Current Liabilities	33,748	35,998
Long-term debt	55,267	62,129
Long-term lease liabilities	28,201	27,534
Total Liabilities	117,216	125,661
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 105,377,667 issued and outstanding at December 31, 2023 and 97,882,844 at December 31, 2022	196,128	191,347
Additional paid-in capital	7,954	9,023
Accumulated other comprehensive loss	(16,125)	(16,106)
Accumulated deficit	(180,856)	(166,272)
Total Shareholders’ Equity	7,101	17,992
Total Liabilities and Shareholders’ Equity	124,317	143,653

Refer to Note 20 for Commitments.

Refer to Note 14 and Note 23 for Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(Stated in thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2023	2022	2021
Product revenue	176,919	166,256	143,000
Service revenue	5,012	5,905	4,593
Total revenue	181,931	172,161	147,593

Product cost of sales	119,728	140,058	120,281
Service cost of sales	2,661	3,943	3,852
Total cost of sales	122,389	144,001	124,133
Gross profit	59,542	28,160	23,460

Expenses
Sales and marketing	25,235	26,950	31,041
General and administrative	21,655	25,462	30,595
Operations support	7,832	9,498	9,372
Technology and development	5,820	7,555	8,234
Stock-based compensation	2,306	4,277	4,713
Reorganization	3,009	13,461	-
Impairment charge on Rock Hill Facility	8,716	-	-
Goodwill impairment	-	-	1,443
Related party expense	1,524	-	-
Total operating expenses	76,097	87,203	85,398

Operating loss	(16,555)	(59,043)	(61,938)
Government subsidies	236	7,765	11,455
Gain on sale of software and patents	7,130	-	-
Foreign exchange (loss) gain	(626)	1,445	(335)
Interest income	490	51	77
Interest expense	(4,927)	(5,160)	(3,131)
	2,303	4,101	8,066
Net loss before tax	(14,252)	(54,942)	(53,872)
Income taxes
Current income tax expense	332	21	210
Deferred income tax recovery	-	-	(414)
	332	21	(204)
Net loss after tax	(14,584)	(54,963)	(53,668)

Net loss per share
Net loss per share - basic and diluted	(0.13)	(0.55)	(0.55)

Weighted average number of shares outstanding (in thousands)
Basic and diluted	116,135	99,826	96,826

Refer to Note 22 for Related Party Transactions included in this statement.

The prior year comparatives have been revised in line with current year presentation - refer to Inventory in Note 10 and Net Loss per share in Note 17.

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statement of Comprehensive Loss

(Stated in thousands of U.S. dollars)

	For the Year Ended December 31,
	2023	2022	2021
Net loss for the year	(14,584)	(54,963)	(53,668)
Exchange differences on translation of foreign operations	(19)	(190)	1,102
Comprehensive loss for the year	(14,603)	(55,153)	(52,566)

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2020	84,681,364	180,639	10,175	(17,018)	(57,265)	116,531
Stock-based compensation	-	-	4,453	-	-	4,453
Issued on vesting of RSUs and Share Awards	664,069	1,143	(1,143)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(285)	-	(367)	(652)
Foreign currency translation adjustment	-	-	-	1,102	-	1,102
Net loss for the year	-	-	-	-	(53,668)	(53,668)
As at December 31, 2021	85,345,433	181,782	13,200	(15,916)	(111,300)	67,766
Stock-based compensation	-	-	3,943	-	-	3,943
Issued on vesting of RSUs and Share Awards	3,149,061	7,088	(7,088)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(1,032)	-	(9)	(1,041)
Issued for employee share purchase plan	720,901	296	-	-	-	296
Issued on private placement	8,667,449	2,181	-	-	-	2,181
Foreign currency translation adjustment	-	-	-	(190)	-	(190)
Net loss for the year	-	-	-	-	(54,963)	(54,963)
As at December 31, 2022	97,882,844	191,347	9,023	(16,106)	(166,272)	17,992
Stock-based compensation	-	-	1,713	-	-	1,713
Issued on vesting of RSUs and Share Awards	1,886,868	2,756	(2,756)	-	-	-
Issued for employee share purchase plan	1,708,210	502	-	-	-	502
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(26)	-	-	(26)
Issued to settle related party debt	3,899,745	1,523	-	-	-	1,523
Foreign currency translation adjustment	-	-	-	(19)	-	(19)
Net loss for the year	-	-	-	-	(14,584)	(14,584)
As at December 31, 2023	105,377,667	196,128	7,954	(16,125)	(180,856)	7,101

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Cash Flows

(Stated in thousands of U.S. dollars)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss for the period	(14,584)	(54,963)	(53,668)
Adjustments:
Depreciation and amortization	8,934	15,119	14,513
Impairment charge on Rock Hill Facility	8,716	-	-
Stock-based compensation, net of settlements	2,306	3,342	4,248
Foreign exchange loss (gain)	1,099	(1,813)	112
Gain on sale of software and patents	(7,130)	-	-
Loss (gain) on disposal of equipment	153	(133)	12
Accretion of convertible debentures	698	676	352
Deferred income tax (recovery)	-	-	(414)
Goodwill impairment	-	-	1,443
Changes in operating assets and liabilities:
Trade and accrued receivables	(1,833)	(179)	(2,118)
Other receivables	7,406	(4,432)	3,570
Inventory	5,961	(4,716)	(2,449)
Prepaid and other assets, current and long term	474	129	(1,132)
Accounts payable and accrued liabilities	2,137	260	2,702
Other liabilities	(421)	(109)	(213)
Customer deposits and deferred revenue	243	2,477	601
Current portion of long-term debt and accrued interest	(40)	(149)	948
Lease liabilities	702	231	283
Net cash flows provided by (used in) operating activities	14,821	(44,260)	(31,210)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(1,242)	(2,394)	(11,781)
Capitalized software development expenditures	(1,794)	(1,677)	(2,340)
Other asset expenditures	(398)	(443)	(496)
Recovery of software development expenditures	127	263	461
Proceeds on sale of software and patents	10,950	-	-
Proceeds on sale of equipment	14	227	18
Net cash flows provided by (used in) investing activities	7,657	(4,024)	(14,138)
Cash flows from financing activities:
Proceeds received on long-term debt	-	647	64,912
Repayment of long-term debt	(11,579)	(2,470)	(1,808)
Proceeds issued on private placement	-	1,990	-
Employee tax payments on vesting of RSUs	(26)	(1,041)	(652)
Net cash flows (used in) provided by financing activities	(11,605)	(874)	62,452
Effect of foreign exchange on cash, cash equivalents and restricted cash	(13)	(11)	458
Net increase (decrease) in cash, cash equivalents and restricted cash	10,860	(49,169)	17,562
Cash, cash equivalents and restricted cash, beginning of year	14,239	63,408	45,846
Cash, cash equivalents and restricted cash, end of year	25,099	14,239	63,408
Supplemental disclosure of cash flow information:
Interest paid	(3,977)	(4,423)	(1,543)
Income taxes received	4	3,212	433

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.
	For the Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	24,744	10,821	60,313
Restricted cash	355	3,418	3,095
Total cash, cash equivalents and restricted cash	25,099	14,239	63,408

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Notes to the Consolidated Financial Statements

(Amounts stated in thousands of U.S. dollars unless otherwise stated)

1. GENERAL INFORMATION

DIRTT Environmental Solutions Ltd. and its subsidiary (“DIRTT”, the “Company”, “we” or “our”) is a leader in industrialized construction. DIRTT’s system of physical products and digital tools empowers organizations, together with construction and design leaders, to build high-performing, adaptable, interior environments. Operating in the workplace, healthcare, education, and public sector markets, DIRTT’s system provides total design freedom, and greater certainty in cost, schedule, and outcomes.

DIRTT’s proprietary design integration software, ICE® (“ICE” or “ICE software”), translates the vision of architects and designers into a 3D model that also acts as manufacturing information. ICE is also licensed to unrelated companies and Construction Partners of the Company. As of May 9, 2023, Armstrong World Industries, Inc. (“AWI”) owns a 50% interest in the rights, titles and interest in certain intellectual property rights in a portion of the ICE Software that is used by AWI.

DIRTT is incorporated under the laws of the province of Alberta, Canada, its headquarters is located at 7303 – 30th Street S.E., Calgary, AB, Canada T2C 1N6 and its registered office is located at 4500, 855 – 2nd Street S.W., Calgary, AB, Canada T2P 4K7. DIRTT’s common shares trade on the Toronto Stock Exchange under the symbol “DRT”. Effective October 12, 2023, DIRTT’s common shares ceased to trade on The Nasdaq Capital Markets. DIRTT’s common shares are quoted on the OTC Markets on the “OTC Pink Tier” under the symbol “DRTTF”.

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

Basis of measurement

These Financial Statements have been prepared on the historical cost convention except for certain financial instruments, assets held for sale and stock-based compensation that are measured at fair value, as explained in the accounting policies below. Historical cost is generally based on the fair value of the consideration given in exchange for assets.

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
•
Determining the fair value less costs to sell of the assets held for sale;

•
Estimates of future taxable earnings used to assess the realizable value of deferred tax assets and the ability to recognize a deferred tax asset;
•
Tax interpretations, regulations and legislation in the various jurisdictions in which the Company and its subsidiary operate;
•
Estimates of the fair value of stock awards, including whether the performance criteria will be met and measurement of the ultimate payout amount; and
•
Estimates of liabilities associated with the potential and amount of warranty, legal claims and other contingencies.

Segments

Management has determined that DIRTT has one operating segment. The Company’s chief executive officer, who is DIRTT’s chief operating decision maker, reviews financial information on a consolidated and aggregate basis, together with certain operating metrics principally, to make decisions about how to allocate resources and to measure the Company’s performance.

Foreign currency translation

DIRTT Environmental Solutions Ltd. is a Canadian company and its functional currency is the Canadian dollar. DIRTT’s wholly owned subsidiary is domiciled in the United States and its functional currency is the U.S. dollar.

Assets and liabilities denominated in foreign currencies, other than those held through foreign subsidiaries, are translated into the transacting company’s functional currency at the year-end exchange rate for monetary items, and at the historical exchange rates for non-monetary items. Foreign currency revenues and expenses are translated at the exchange rates in effect on the dates of the related transactions. Foreign exchange gains and losses, other than those arising from the translation of the Company’s net investments in its foreign subsidiary, are included in income.

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

Inventory

Inventory is comprised of raw materials and work in progress. The Company does not typically carry a significant amount of finished goods inventory. Inventory is valued at the lower of weighted average cost and net realizable value. Net realizable value is based on an item’s usability in the manufacturing of the Company’s products. The Company records an allowance for obsolescence when the net realizable value of inventory items declines below weighted average cost. Net realizable value is determined based on current market prices for inventory less the estimated cost to sell. Work in progress is valued at an estimate of cost, including attributable overheads, based on stage of completion.

Fixed production overheads are allocated to inventory on the basis of normal capacity of the production facilities. In periods where production levels are abnormally low, unallocated overheads are separately recognized as an expense in the period in which they are incurred.

Assets held for sale

The Company classifies an asset group (“asset”) as held for sale in the period that (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year (subject to certain events or circumstances), (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially and subsequently measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the consolidated statement of operations and comprehensive loss in the period in which the held for sale criteria are met. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset.

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

The Company’s Leasing Facilities (as defined in Note 8) are accounted for as finance leases as ownership of the equipment is expected to return to the Company at the end of the lease term. These transactions are not accounted for as a sale of the underlying equipment as the Company continues to control the equipment.

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

Depreciation is charged to the consolidated statement of operations on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s property, plant and equipment are as follows:

Building	25 years
Manufacturing equipment	10 years
Leasehold improvements	Over term of lease (1 to 14 years)
Office equipment	5 years
Tooling and prototypes	4 years
Computer equipment	3 years
Vehicles	3 years

When assets are disposed of or retired, the cost and accumulated depreciation and impairment losses are removed from the respective accounts and any resulting gain or loss is reflected in operating expenses.

Capitalized software costs

The Company capitalizes costs related to internally developed software during the application development stage when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project, and (iii) it is probable that the project will be completed and performed as intended. Capitalized costs include costs of personnel and related expenses for employees and third parties directly attributable to the projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements are also capitalized. Costs related to preliminary project activities and post implementation activities, including training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the developed asset, which is generally three to five years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets.

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

Income taxes

Income tax expense is comprised of current and deferred tax. Income tax is recognized in the consolidated statement of operations and comprehensive loss except to the extent it relates to items recognized directly in equity.

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

The Company recognizes revenue upon transfer of control of promised goods or services to customers at the transaction price, an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Transaction price is calculated as selling price net of variable consideration which may include estimates for sales incentives related to current period product revenue. Revenue is measured at the fair value of the consideration received or receivable, after discounts, rebates and sales taxes or income taxes and duties.

Product sales

The Company recognizes revenue upon transfer of control of products to the customer, which typically occurs upon shipment. The Company’s main performance obligation to customers is the delivery of products in accordance with purchase orders. Each purchase order defines the transaction price for the products purchased under the arrangement. Construction Partners typically sell DIRTT product to end clients and issue purchase orders to the Company to manufacture the product. Construction Partners utilize ICE licenses to sell DIRTT products. The ICE licenses sold to Construction Partners are not considered a separate performance obligation as they are not distinct, and ICE license revenue is recognized in conjunction with product sales. The Construction Partner ICE Software revenue is recognized over the license period.

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

The Company accounts for product transportation revenue and costs as fulfillment activities and presents the associated costs in costs of goods sold in the period in which the Company sells its product.

Contracts containing multiple performance obligations

The Company offers certain arrangements whereby a customer can purchase products and installation together, which are generally capable of being distinct and accounted for as separate performance obligations. Where multiple performance obligations exist, the Company determines revenue recognition by (1) identifying the contract with the customer, (2) identifying the performance obligation in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations based on the relative standalone selling prices, typically based on cost plus a reasonable margin, and (5) recognizing revenue as the performance obligations are satisfied.

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

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an unbilled receivable when revenue is recognized prior to invoicing. As the Company’s contracts are less than one year in duration, the Company has elected to apply the practical expedients to expense costs related to costs to obtain contracts and not disclose unfulfilled performance obligations. As deferred revenue and customer deposits are typically recognized during the year, the Company does not account for financing elements.

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

Stock-based compensation expense is also recognized for performance share units (“PSUs”) and deferred share units (“DSUs”) using the fair value method. Compensation expense is recognized over the vesting period and the corresponding amount is recorded as a liability on the balance sheet.

The Company measures the DSUs granted under the 2023 LTIP (the “New DSUs”) using the closing price of the Company’s common shares on the grant date as the present intention is to settle the New DSUs in equity. This is recognized as an increase to stock-based compensation and the corresponding liability on the balance sheet.

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

Earnings per share (“EPS”)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year and adjusted for any change in capital structure events triggering retroactive changes to weighted average number of common shares outstanding. Diluted earnings per share is calculated using the treasury stock method for determining the dilutive impact of stock options, RSUs, and New DSUs. The Company follows the “if converted” method for accounting for the impact of convertible debentures on net (loss) per share, whereby interest charges applicable to the convertible debentures are added to the numerator and the convertible debentures are assumed to have been converted at the beginning of the period (or time of issuance, if later), and the resulting common shares are added to the denominator.

Fair value of financial instruments

ASC 820, “Fair Value Measurements,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the consolidated balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

3. ADOPTION OF NEW ACCOUNTING STANDARDS AND RECENT PRONOUNCEMENTS ISSUED

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. The Company has chosen to early adopt. Upon adoption, the guidance is applied retrospectively to all prior periods presented in the financial statements.

On December 14, 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, “Improvements to Income Tax Disclosures” (the “ASU”) further disaggregated information on an entity’s tax rate reconciliation and income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, on a prospective basis with an option of retrospective application. The Company will continue to evaluate the impact of the adoption of this standard.

Although there are several other new accounting standards issued or proposed by the Financial Accounting Standards Board, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its Financial Statements.

4. LIQUIDITY

As at December 31, 2023, the Company had $24.7 million of cash on hand and C$13.6 million ($10.3 million) of available borrowings (2022 – $10.8 million and C$7.2 million ($5.3 million) of available borrowings). Through the year ended December 31, 2023, the Company generated $14.8 million in cash flows from operations, compared to a cash usage of $44.3 million over fiscal year 2022. The Company benefited from the receipt of $7.3 million of government subsidies during 2023, compared to $nil for the year ended December 31, 2022 (refer to Note 5).

We have implemented multiple price increases during the past two years to mitigate the impact of inflation on raw materials and improve liquidity. These actions have resulted in a meaningful improvement in our gross profit margins and have served to reduce our cash usage to operate the business. Gross profit for the year ended December 31, 2023, was $59.5 million or 32.7% of revenue, compared to the same period in 2022, which generated gross profit of $28.2 million or 16.4% of revenue.

Over the same period, we have also executed upon several initiatives. First, in May 2023, we entered into an agreement with AWI (refer to Note 7) resulting in the receipt of $12.8 million of cash during 2023. Second, in March 2023, we entered into an agreement to sublease our Dallas DIRTT Experience Center (“DXC”) to one of our Construction Partners in that region. Under the sublease agreement, the subtenant has assumed responsibility for the monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through December 31, 2024, which will provide us annualized savings of approximately $1 million. We are continuing to evaluate other properties for sale and leaseback or sublease opportunities and expect these strategic initiatives to result in positive cash inflows in 2024. Third, we completed a private placement of common shares in November 2022 for aggregate proceeds of $2.8 million (the "Private Placement"), with certain significant shareholders and directors and officers of the Company, to bridge cash requirements before the completion and closing of the noted strategic transactions. The Company entered into irrevocable subscription agreements with its two largest shareholders, 22NW and 726 BC LLC and 726 BF (together “726” (which subsequently transferred its holdings to WWT)) and all the directors and officers of the Company on November 14, 2022, to issue 8.7 million shares for gross consideration of $2.8 million. The Private Placement closed on November 30, 2022 (refer to Note 22).

On November 21, 2023, we announced the Rights Offering to common shareholders for aggregate gross proceeds of C$30.0 million (the “Rights Offering”). The Rights Offering closed on January 9, 2024 (refer to Note 23).

While we are encouraged by our improved profitability and cash flow, we have continued to evaluate our fixed cost structure and overhead in light of macroeconomic uncertainty. We have implemented multiple reorganization initiatives (refer to Note 6) designed to align our cost structure with current expected levels of demand. In addition, the Company has reduced headcount by approximately 10% from January 2022 through December 2023.

We have assessed the Company’s liquidity position as at December 31, 2023, taking into account our sales outlook for the next twelve-months, our existing cash balances and available credit facilities. Based on this analysis, we believe the Company has sufficient liquidity to support ongoing operations for at least the next twelve months.

5. GOVERNMENT SUBSIDIES

In the United States, the Employee Retention Credit (“ERC”) was established by Section 2301 of the Coronavirus Aid, Relief, and Economic Security Act to provide an incentive for employers to keep their employees on their payroll during COVID-19 closures. The ERC is a refundable payroll tax credit based on qualified wages paid by an eligible employer between March 12, 2020, and October 1, 2021, for companies experiencing a significant decline in gross receipts during a calendar quarter or having operations fully or partially suspended during the quarter due to COVID-19. During the third quarter of 2022, the Company determined it was eligible for the ERC for the first three quarters of 2021 and filed a claim for $7.3 million in payroll tax credits ($7.1 million net of expenses). As at December 31, 2023, the $7.3 million of these claimed credits (plus an additional $0.2 million of interest) have been received.

6. REORGANIZATION AND ASSETS HELD FOR SALE

Over the past two years, the Company has undertaken a number of reorganization initiatives:

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

Workforce Reductions, Board and Management Changes

In February and July of 2022, we announced our intention to eliminate a portion of our salaried workforce, including manufacturing and office positions, along with other cost reduction initiatives. The Company’s Board of Directors was reconstituted following a proxy contest in April 2022, which was deemed a change of control under the Company’s insurance policy resulting in additional insurance expenditures. Further, the Company made changes to several executive officer roles during the year ended December 31, 2022. During the year ended December 31, 2023, we continued to review costs, resulting in the elimination of additional salaried positions in the second and third quarters of 2023. These actions resulted in the Company incurring certain one-time termination costs.

Temporary Suspension of Operations and Subsequent Closure at the Rock Hill Facility

On August 23, 2022, we announced the temporary suspension of operations at our Rock Hill Facility, shifting related manufacturing to our Calgary manufacturing facility. Costs associated with this idle facility, included in costs of sales, were $2.0 million (2022 - $0.5 million).

On September 27, 2023, we announced our intention to permanently close the Rock Hill Facility. We plan to move certain assets to our other facilities and dispose of remaining assets. The assets to be disposed of have been reclassified and measured as assets held for sale (see table below). As a result of this decision, we incurred $8.7 million of impairment charges associated with the transfer of assets from held for use to held for sale. We also expect to incur $0.2 million of costs in dismantling and decommissioning the Rock Hill Facility assets. The Company will continue to maintain the Rock Hill Facility building lease and is pursuing a sublease arrangement. Based on prevailing market prices in the area, no impairment indicators exist for the Right of Use asset of $6.7 million and the related leasehold improvements of $2.7 million.

Reorganization costs incurred related to the above-mentioned initiatives:

	For the Year Ended December 31,
	2023	2022
Termination benefits	2,162	7,042
Insurance costs on change of control	-	3,691
Phoenix Facility closure	99	756
Professional Services	-	1,021
Rock Hill Facility temporary suspension and closure of operations	295	129
Other costs	453	822
Total reorganization costs	3,009	13,461

Reorganization costs in accounts payable and accrued liabilities at January 1, 2023	2,277
Reorganization expense	3,009
Reorganization costs paid	(4,690)
Reorganization costs in accounts payable and accrued liabilities at December 31, 2023	596

Of the $0.6 million payable, $0.5 million relates to termination benefits and $0.1 million relates to other reorganization costs (2022 - of the $2.3 million payable, $2.1 million relates to termination benefits and $0.2 million relates to other reorganization costs).

Assets held for sale

Assets classified as held for sale as at December 31, 2023, of $1.6 million consist of manufacturing equipment previously used in the Rock Hill Facility (refer to Note 11). As part of the decision to permanently close the Rock Hill Facility, $10.3 million of assets were assessed against the assets held for sale criteria and reclassified from property, plant and equipment to assets held for sale in the third quarter of 2023. The assets are measured at the lower of the net book value versus the fair value less cost to sell resulting in an impairment charge of $8.7 million. In the fourth quarter, the fair value was remeasured and an adjustment of $(0.8) million was recorded. It is expected that these assets will be sold within the next twelve months.

	As at December 31,
	2023	2022
Assets held for sale, opening	-	-
Net book value transferred from property, plant and equipment	10,271	-
Impairment charge on reassessment	(8,716)	-
Assets held for sale, ending	1,555	-

To move the assets or dispose of the assets at the Rock Hill Facility, the Company fully settled the principal balance of the U.S. leasing facility in the fourth quarter of 2023. Principal payments of $7.8 million and interest penalties of $0.4 million were incurred (refer to Note 14). As a result of this settlement, $2.6 million of restricted cash was released to the Company in the fourth quarter of 2023.

Discontinuation of Reflect Product Line and Other Charges Incurred

In August 2022, the Company discontinued the Reflect and other product lines, resulting in a one-time inventory write-down of $1.0 million, and an acceleration of amortization expense associated with ICE development for Reflect.

Additionally, the Company accelerated the depreciation of certain items of property, plant and equipment associated with the closure of the Phoenix Facility resulting in additional depreciation incurred in the first quarter of 2022.

These costs were included in cost of sales:

	For the Year Ended December 31,
	2023	2022
Provision for inventory of discontinued product lines	-	1,035
Accelerated amortization associated with product line discontinuation	-	1,019
Accelerated depreciation and amortization associated with closure of the Phoenix Facility	-	1,054
Incremental cost of sales	-	3,108

7. GAIN ON SALE OF SOFTWARE

On May 9, 2023, we entered into the AWI Agreement and Partial Patent Assignment Agreement with AWI. The agreements provided for a cash payment from AWI to the Company of $10.0 million, subject to certain routine closing conditions, in exchange for the partial assignment to AWI and resulting co-ownership of a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE software that is used by AWI (the “Applicable ICE Code”), including a 50% interest in the patent rights that relate to the Applicable ICE Code. Pursuant to the AWI Agreement, we also provided AWI a transfer of knowledge concerning the source code of the Applicable ICE Code. In exchange for completing the knowledge transfer, we received additional cash payment of $1.0 million in the fourth quarter of 2023. The AWI Agreement provides that we and AWI have separate exclusive fields of use and restrictive covenants with respect to the Applicable ICE Code and related intellectual property, which survive until either party elects to separate from its relationship with the other and for five years thereafter. We concurrently entered into an Amended and Restated Master Services Agreement (the “ARMSA”) with AWI, under which AWI has also prepaid certain development services to be provided by DIRTT. The ARMSA will automatically terminate if the AWI Agreement is terminated or expires and may also be terminated if either party breaches the exclusive fields of use or restrictive covenants in the AWI Agreement.

The $11.0 million of proceeds on the sale of the 50% interest in the Applicable ICE code, pursuant to the AWI Agreement, was received during the year ended December 31, 2023. In accordance with GAAP, the proceeds were first applied to the net book value of the related cost of software of $2.9 million and patents (other assets) of $0.9 million. The residual amount of $7.1 million was recognized as a gain in the consolidated statement of operations. Further, $1.8 million was received as a prepayment under the ARMSA, which is recognized into revenue as the performance obligation is met. During the year ended December 31, 2023, $1.6 million of the $1.8 million payment was recognized into revenue and $0.2 million remains a customer deposit to be recognized as revenue in the first quarter of 2024. Part of the proceeds of this transaction was used to settle one of our equipment leases of $1.6 million and resulted in the release of $0.4 million of restricted cash (refer to Note 14).

8. LEASES

The Company leases office and factory space under various operating leases. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company gives consideration to instruments with similar characteristics when calculating its incremental borrowing rate. The Company’s operating leases have remaining lease terms of 1 year to 14 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The weighted average remaining lease term and weighted average discount rate at December 31, 2023, was nine years (2022 - thirteen years) and 6.3% (2022 – 4.9%), respectively.

The Company entered into a sublease arrangement for part of the Phoenix Facility during the second quarter of 2022, commencing July 1, 2022. Additionally, the Company entered into a sublease agreement for the Dallas DXC to one of our Construction Partners in that region, in which the subtenant has assumed responsibility for all monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through December 31, 2024.

The following table includes ROU assets included on the balance sheet at December 31, 2023 and 2022:

	ROU Assets
	Cost	Accumulated depreciation	Net book value
At January 1, 2022	44,055	(13,175)	30,880
Additions	139	-	139
Modifications	4,809	50	4,859
Depreciation expense	-	(5,057)	(5,057)
Exchange differences	(943)	611	(332)
At December 31, 2022	48,061	(17,571)	30,490
Disposals	(2,667)	2,308	(359)
Modifications	3,866	(196)	3,670
Depreciation expense	-	(4,312)	(4,312)
Exchange differences	596	(272)	324
At December 31, 2023	49,856	(20,043)	29,813

The components of the lease cost for the years ended December 31, 2023 and 2022 were as follows:

	For the year ended December 31,
	2023	2022
Operating lease cost (1)
Fixed lease cost	6,688	6,719
Sublease income	(1,393)	(344)
Total operating lease cost	5,295	6,375

(1) The lease costs, net of sublease income, are reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows:
	For the year ended December 31,
	2023	2022
Cost of goods sold	4,427	4,647
Selling and marketing	793	1,356
General and administrative	(113)	107
Technology and development	188	265
Total operating lease cost	5,295	6,375

The following table includes lease liabilities included on the balance sheet at December 31, 2023 and 2022:

	Lease Liability
	2023	2022
At January 1,	33,423	33,481
Additions	-	139
Disposals	(406)	-
Modifications	3,866	4,809
Accretion	2,272	1,722
Repayment of lease liabilities	(5,942)	(6,558)
Lease inducements	-	124
Exchange differences	243	(294)
At December 31,	33,456	33,423
Current lease liabilities	5,255	5,889
Long-term lease liabilities	28,201	27,534

In February 2023, the Company modified an existing agreement for a Calgary manufacturing facility to extend the leasing term for an additional five years. An extension option period of five years was also determined to be more likely than not to occur. Undiscounted cash flows associated with this modification are $16.3 million. The rent obligations have been discounted at a rate of 8.58% to determine the lease liability.

In May 2023, the Company modified an existing agreement through early termination for the Seattle DXC. This amendment caused the derecognition of the lease, albeit DIRTT maintaining guarantor status for the remainder of the original lease term which terminates in August 2027. Undiscounted cash flows associated with this modification were $0.5 million.

On September 27, 2023, we announced our intention to permanently close the Rock Hill Facility (refer to Note 6). As a result of this decision, DIRTT no longer assumes the two five-year extension options under the related property lease will be exercised.

Undiscounted cash flows associated with this modification were $13.7 million. The rent obligations have been discounted at a rate of 6.77% to determine the lease liability.

The following table includes maturities of operating lease liabilities at December 31, 2023:

2024	5,424
2025	6,051
2026	5,491
2027	4,375
2028	3,834
Thereafter	19,929
Total	45,104
Total lease liability	33,456
Difference between undiscounted cash flows and lease liability	11,648

9. TRADE AND ACCRUED RECEIVABLES AND OTHER RECEIVABLES

Accounts receivable are recorded at the invoiced amount, do not require collateral and do not bear interest. The Company estimates an allowance for credit losses using the lifetime expected credit loss at each measurement date, taking into account historical credit loss experience as well as forward-looking information in order to establish rates for each class of financial receivable with similar risk characteristics. Adjustments to this estimate are recognized in the statement of operations.

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At December 31, 2023, approximately 93% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the year ended December 31, 2023, one Construction Partner accounted for greater than 10% of revenue, compared to 2022 in which no Construction Partner accounted for greater than 10% of revenue.

	As at December 31,
	2023	2022
Current	12,070	12,381
Overdue	3,818	1,675
	15,888	14,056
Less: expected credit losses	(101)	(126)
	15,787	13,930

No change to our expected credit loss was required during the year ended December 31, 2023, or December 31, 2022. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

10. INVENTORY

	As at December 31,
	2023	2022
Raw material	16,787	22,218
Allowance for obsolescence	(1,666)	(1,242)
Work in progress	1,456	1,275
	16,577	22,251

As of December 31, 2023, the Company had $1.7 million (2022 - $1.2 million) provided for inventory that is not expected to be used in future production and the associated expense was recorded to cost of goods sold. During 2023, the Company wrote off $1.0 million of inventory against the provision (2022 - $0.5 million) and increased the allowance for obsolescence by $0.4 million (2022 - $0.9 million). In addition, the Company recorded direct write offs against inventory of $0.5 million (2022 - $0.3 million). Production overheads capitalized in work in progress were $0.2 million at December 31, 2023 (2022 - $0.2 million).

Additional costs included in cost of goods sold

During 2021, the Company experienced periods where it was operating below normal capacity levels. During that period, overheads included in inventory were not increased and $1.8 million was included in cost of sales. In 2022, we temporarily suspended operations at the Rock Hill Facility. On September 27, 2023, we announced our intention to permanently close the Rock Hill Facility. As of December 31, 2023, the Company leases the Rock Hill Facility and is actively pursuing sublease arrangements. Idle facility costs being incurred at the Rock Hill Facility are included in cost of sales.

	For the Year Ended December 31,
	2023	2022	2021
Under-utilized capacity	-	-	1,756
Idle facility costs	1,977	506	-
	1,977	506	1,756

Change in presentation in Consolidated Statement of Operations

	For the Year Ended December 31,
	2023	2022	2021
Product cost of sales, as previously presented	119,728	140,058	118,525
Cost of under-utilized capacity, as previously presented	-	-	1,756
Product cost of sales, per Statement of Operations	119,728	140,058	120,281

11. PROPERTY, PLANT AND EQUIPMENT, NET

	Office and computer equipment	Factory equipment	Leasehold improvements	Total
Cost
At December 31, 2021	28,646	71,484	47,567	147,697
Additions	738	775	341	1,854
Disposals	(1,347)	(2,983)	(6,688)	(11,018)
Exchange differences	(581)	(3,167)	(1,457)	(5,205)
At December 31, 2022	27,456	66,109	39,763	133,328
Additions	790	320	132	1,242
Disposals	(127)	(375)	(2,186)	(2,688)
Transferred to assets held for sale	-	(13,260)	-	(13,260)
Exchange differences	6	870	619	1,495
At December 31, 2023	28,125	53,664	38,328	120,117

Accumulated depreciation and impairment
At December 31, 2021	19,981	39,271	36,748	96,000
Depreciation expense	2,355	4,425	3,680	10,460
Disposals	(1,272)	(2,831)	(6,688)	(10,791)
Exchange differences	(540)	(2,044)	(1,279)	(3,863)
At December 31, 2022	20,524	38,821	32,461	91,806
Depreciation expense	2,041	3,661	1,824	7,526
Disposals	(127)	(272)	(2,098)	(2,497)
Transferred to assets held for sale	-	(2,989)	-	(2,989)
Exchange differences	124	687	383	1,194
At December 31, 2023	22,562	39,908	32,570	95,040

Net book value
At December 31, 2022	6,932	27,288	7,302	41,522
At December 31, 2023	5,563	13,756	5,758	25,077

As at December 31, 2023, the Company had $0.2 million of assets in progress of completion which were excluded from assets subject to depreciation (2022 – $0.1 million).

During the year ended December 31, 2022, depreciation expense included $1.1 million of incremental depreciation on the acceleration of useful lives associated with the closing of the Phoenix Facility. The year ended December 31, 2023, did not include any significant amounts related to accelerated depreciation (refer to Note 6).

On September 27, 2023, the Company announced its intention to permanently close the Rock Hill Facility in South Carolina. $10.3 million of manufacturing equipment at Rock Hill was transferred to assets held for sale (refer to Note 6).

As at December 31, 2023, the Company determined that there were no impairment indicators warranting an impairment test.

During the year ended December 31, 2022, the Company has incurred negative cash flows from operations and accordingly management determined that this was an indicator of impairment for property, plant and equipment assets. The Company estimated the undiscounted cash flows to be generated from the use and ultimate disposition of the property, plant and equipment assets. To estimate the undiscounted cash flows of the reporting unit, the Company applied the income approach. Sales and cost projections were based on assumptions driven by current economic conditions. The Company considered various scenarios and probability-weighted the likelihood of each scenario in determining the reporting unit’s fair value. The average compounded annual growth rate of revenues was 5%-10%. Other key assumptions used in the quantitative assessment of the reporting unit’s undiscounted cashflows was terminal growth rate of 2%. The Company estimated the undiscounted cash flows to be generated from the use and ultimate disposition of the property, plant and equipment assets. The results of the test indicated that the undiscounted cash flows exceeded the carrying values of property, plant and equipment, therefore, no impairment charge was required at December 31, 2022.

12. CAPITALIZED SOFTWARE, NET

	For the Year Ended December 31,
	2023	2022
Cost
As at January 1	34,546	37,492
Additions	1,794	1,677
Recovery of software development expenditures	(127)	(263)
Disposals	(6,641)	(1,990)
Exchange differences	680	(2,370)
As at December 31	30,252	34,546
Accumulated amortization
As at January 1	30,140	30,097
Amortization expense	840	3,887
Disposals	(3,766)	(1,916)
Exchange differences	588	(1,928)
As at December 31	27,802	30,140
Net book value	2,450	4,406

The disposal of capitalized software in 2023 with a net book value of $2.9 million, relates to the AWI transaction (refer to Note 7).

Estimated amortization expense on capitalized software is $0.8 million in 2024, $0.8 million in 2025, $0.5 million in 2026, $0.3 million in 2027, and $0.1 million in 2028.

During the year ended December 31, 2022, amortization expense was impacted by $1.0 million of incremental amortization on the acceleration of useful lives associated with discontinued product lines (refer to Note 6). Amortization expense for the year ended December 31, 2023, was not impacted by any incremental amortization of this kind.

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER LIABILITIES

	As at December 31
	2023	2022
Trade accounts payable(2)	12,378	8,944
Accrued liabilities(2)	5,500	5,394
Wages and commissions payable	1,688	3,410
Rebates accrued(1)	314	2,133
	19,880	19,881
(1)
In 2023, $2.6 million of rebates were earned (2022 - $4.8 million) and $4.4 million were paid (2022 - $3.7 million).
(2)
In 2022, $3.4 million of trade accruals were previously included in the Accrued liabilities balance.

Other liabilities

	As at December 31,
	2023	2022
Warranty provisions (1)	873	1,278
DSU liability	1,086	594
Income taxes payable	289	-
Sublease deposits	184	139
Other provisions	50	45
Other liabilities	2,482	2,056

(1)
The following table presents a reconciliation of the warranty provisions balance:

	As at December 31,
	2023	2022
As at January 1	1,278	1,451
Additions to warranty provision	1,208	1,134
Payments related to warranties	(1,613)	(1,307)
	873	1,278

14. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance at December 31, 2021	-	13,909	56,733	70,642
Issuances	-	647	-	647
Accretion of issue costs	-	-	676	676
Accrued interest	-	735	3,539	4,274
Interest payments	-	(735)	(3,688)	(4,423)
Principal repayments	-	(2,470)	-	(2,470)
Exchange differences	-	(274)	(3,637)	(3,911)
Balance at December 31, 2022	-	11,812	53,623	65,435
Current portion of long-term debt and accrued interest	-	2,561	745	3,306
Long-term debt	-	9,251	52,878	62,129

Balance at December 31, 2022	-	11,812	53,623	65,435
Accretion of issue costs	-	-	698	698
Accrued interest	-	526	3,411	3,937
Interest payments	-	(526)	(3,451)	(3,977)
Principal repayments	-	(11,579)	-	(11,579)
Exchange differences	-	251	1,343	1,594
Balance at December 31, 2023	-	484	55,624	56,108
Current portion of long-term debt and accrued interest	-	79	762	841
Long-term debt	-	405	54,862	55,267

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of (i) 75% of the book value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). Interest was calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability”, (defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash), is less than C$5.0 million, the Company was subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR has been below 1.10:1 for the three immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities (defined below). Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will offset any borrowings and any remaining amounts made available to the Company.

On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility has a maximum borrowing base of C$15 million and a one-year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or the Canadian Dollar Offered Rate or Term Secured Overnight Financing Rate (“SOFR”) plus 200 basis points plus the Term SOFR Adjustment (as defined in the amended loan agreement governing the Extended RBC Facility). Under the Extended RBC Facility, if the trailing twelve-month FCCR is not above 1.25 for three consecutive months, a cash balance equivalent to one year’s worth of Leasing Facilities payments must be maintained. Effective October 2023, inventory was scoped out of the Borrowing Base. At December 31, 2023, available borrowings are C$13.6 million ($10.3 million) (2022 – C$7.2 million ($5.3 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Company did not meet the three-month FCCR requirement during the year end 2023, which resulted in the restriction of $0.4 million of cash (2022 - $3.4 million).

On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case plus 200 basis points.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.4 million) has been drawn and C$3.8 million ($2.9 million) has been repaid, and a $14.0 million equipment leasing facility in the United States of which $13.3 million has been drawn and repaid (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%.

The Company did not make any draws on the Leasing Facilities during 2023. During the year ended December 31, 2022, the Company received C$0.9 million ($0.7 million) under the Canada Leasing Facility. The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

As part of RBC’s consent to the AWI transaction (refer to Note 7), one of the Canadian lease agreements of $1.6 million was fully settled using AWI proceeds. This resulted in the release of $0.4 million of restricted cash associated with the one year of payments on this lease, as described above.

Refer to Note 6 on the decision to permanently close the Rock Hill Facility. As part of this decision, the Company fully settled the $7.8 million principal balance of the U.S. Leasing Facility in the fourth quarter of 2023. The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, $2.6 million was released from restricted cash.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters (the “January Debentures”). On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures will mature and be repayable on January 31, 2026 (the “January Debentures Maturity Date”) and will accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021, until the January Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. The January Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures at a conversion price of C$4.65 per common share, being a ratio of approximately 215.0538 common shares per C$1,000 principal amount of the January Debentures. Subsequent to the Rights Offering (refer to Note 23), the conversion price is now C$4.03 per common share representing a conversion rate of approximately 248.1390 common shares per C$1,000 principal amount of the January Debentures. As at December 31, 2023, C$18.9 million of the January Debentures are held by a related party (refer to Note 22).

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters (the “December Debentures” and, together with the January Debentures, the “Debentures”). These December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and will accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022, until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures at a conversion price of C$4.20 per common share, being a ratio of approximately 238.0952 common shares per C$1,000 principal amount of the December Debentures. Subsequent to the Rights Offering (refer to Note 23), the conversion price is now C$3.64 per common share representing a conversion rate of approximately 274.7253 common shares per C$1,000 principal amount of the December Debentures. As at December 31, 2023, C$13.6 million of the December Debentures are held by a related party (refer to Note 22).

15. INCOME TAXES

Reconciliation of income taxes

The following reconciles income taxes calculated at the Canadian statutory rate with the actual income tax expense. The Canadian statutory rate includes federal and provincial income taxes. This rate was used because Canada is the domicile of the parent entity of the Company.

	For the Year Ended December 31,
	2023	2022	2021
Net loss before tax	(14,252)	(54,942)	(53,872)
Canadian statutory rate	24.6%	24.4%	23.3%
Expected income tax	(3,506)	(13,406)	(12,552)

Effect on taxes resulting from:
Valuation allowance	4,224	13,590	12,046
Non-deductible expenses	189	422	542
Non-deductible stock-based compensation	-	23	189
Tax rate impacts	(243)	(665)	(488)
Adjustments related to prior year tax filings	(332)	57	59
Income tax expense	332	21	(204)

Current tax expense	332	21	210
Deferred tax recovery	-	-	(414)
Income tax expense	332	21	(204)

The provision for income taxes is comprised of federal, state, provincial and foreign taxes based on pre-tax income. In the United States, the CARES Act of 2020 allows, among other provisions, for the recovery of taxes paid over the preceding five years from current year losses.

The Company’s U.S. subsidiary’s result was taxable income for the year ended December 31, 2023. The Company utilized prior year operating losses against this income; however, U.S. tax law does not allow for the full offset of losses against current year taxable income to reduce tax payable to zero. This resulted in current tax payable of $0.3 million in 2023.

Deferred tax assets and liabilities

Significant components of the Company’s deferred tax assets and liabilities as at December 31, 2023 and 2022 were as follows:

	As at December 31, 2023
	Assets	Liabilities	Net
Operating losses	35,690	-	35,690
Research and development expenditures	367	-	367
Property and equipment	-	(3,883)	(3,883)
Capitalized software and other assets	-	(1,033)	(1,033)
Valuation allowance	-	(34,529)	(34,529)
Other	3,388	-	3,388
Net deferred taxes	39,445	(39,445)	-

	As at December 31, 2022
	Assets	Liabilities	Net
Operating losses	33,740	-	33,740
Research and development expenditures	336	-	336
Property and equipment	-	(6,017)	(6,017)
Capitalized software and other assets	-	(1,599)	(1,599)
Valuation allowance	-	(29,812)	(29,812)
Other	3,352	-	3,352
Net deferred taxes	37,428	(37,428)	-

Summary of temporary difference movements during the year:

	Balance	Recognized	Foreign	Balance
	January 1, 2023	in Income	Exchange	December 31, 2023
Operating losses	33,740	1,431	519	35,690
Research and development expenditures	336	22	9	367
Property and equipment	(6,017)	2,182	(48)	(3,883)
Capitalized software and other assets	(1,599)	583	(17)	(1,033)
Valuation allowance	(29,812)	(4,224)	(493)	(34,529)
Other	3,352	6	30	3,388
Net deferred taxes	-	-	-	-

	Balance	Recognized	Foreign	Balance
	January 1, 2022	in Income	Exchange	December 31, 2022
Operating losses	24,032	10,924	(1,216)	33,740
Research and development expenditures	362	(3)	(23)	336
Property and equipment	(7,572)	1,410	145	(6,017)
Capitalized software and other assets	(2,023)	311	113	(1,599)
Valuation allowance	(17,291)	(13,590)	1,069	(29,812)
Other	2,492	948	(88)	3,352
Net deferred taxes	-	-	-	-

For the year ended December 31, 2023, the Company recorded valuation allowances of $4.2 million against deferred tax assets (“DTAs”) incurred during the year. A valuation allowance is recognized to the extent that it is more likely than not that the deferred tax assets will not be realized (2022 – $13.6 million).

On an annual basis, the Company and its subsidiary file tax returns in Canada and various foreign jurisdictions. In Canada, the Company’s federal and provincial tax returns for the years 2019 to 2022 remain subject to examination by taxation authorities. In the United States, both the federal and state tax returns filed for the years 2018 to 2022 remain subject to examination by the taxation authorities.

Tax loss carryforwards and other tax pools

The significant components of the Company’s net future income tax deductions in these consolidated financial statements are summarized as follows:

	2023	2022	2023	2022
	C$	C$	$	$
Non-capital loss carry-forwards	114,119	106,730	55,469	55,654
Undepreciated capital costs	3,903	9,207	5,626	9,765
Share issuance costs	2,454	3,603	-	-
Scientific research and experimental development tax incentives	1,971	1,971	-	-
Total future tax deductions	122,447	121,511	61,095	65,419

16. STOCK-BASED COMPENSATION

In May 2020, shareholders approved the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (the “2020 LTIP”). The 2020 LTIP replaced the predecessor incentive plans, being the Performance Share Unit Plan (“PSU Plan”) and the Amended and Restated Stock Option Plan (“Stock Option Plan”). Following the approval of the 2020 LTIP, no further awards will be made under either the Stock Option Plan or the PSU Plan, but both remain in place to govern the terms of any awards that were granted pursuant to such plans and remain outstanding.

In May 2023, shareholders approved the DIRTT Environmental Solutions Ltd. Amended and Restated Long-Term Incentive Plan (the “2023 LTIP”) at the annual and special meeting of shareholders. The 2023 LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, deferred share units, restricted shares, dividend equivalent rights, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2023 LTIP, the sum of (i) 12,350,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Stock Option Plan that, following May 30, 2023, expire or are cancelled or terminated without having been exercised in full, have been reserved for issuance under the 2023 LTIP. Upon vesting of certain LTIP awards, the Company may withhold and sell shares as a means of meeting DIRTT’s tax withholding requirements in respect of the withholding tax remittances required in respect of award holders. To the extent the fair value of the withheld shares upon vesting exceeds the grant date fair value of the instrument, the excess amount is credited to retained earnings or deficit.

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

Stock-based compensation expense

	For the Year Ended December 31,
	2023	2022	2021
Equity-settled awards	2,331	3,943	4,453
Cash-settled awards	(25)	334	260
	2,306	4,277	4,713

The following summarizes RSUs, Share Awards, PSUs, and DSUs activity during the periods:

	RSU Time-	RSU Performance-	Share
	Based	Based	Awards	PSU	DSU
	Number of	Number of	Number of	Number of	Number of
	units	units	units	units	units
Outstanding at December 31, 2021	3,216,536	1,021,739	-	157,200	361,577
Granted	2,157,149	863,279	222,170	-	1,305,658
Vested or settled	(2,199,034)	(796,011)	(154,016)	-	(501,916)
Withheld to settle employee tax obligations	(526,346)	(242,460)	(68,154)	-	-
Forfeited	(762,968)	(502,628)	-	(157,200)	-
Outstanding at December 31, 2022	1,885,337	343,919	-	-	1,165,319
Granted	3,599,500	-	522,883	2,584,161	2,276,731
Vested or settled	(1,105,225)	(258,760)	(522,883)	-	(355,878)
Withheld to settle employee tax obligations	(64,230)	-	-	-	-
Forfeited	(783,655)	(21,130)	-	(738,553)	-
Expired	(1,163)	-	-	-	-
Outstanding at December 31, 2023	3,530,564	64,029	-	1,845,608	3,086,172

Restricted share units (time-based vesting)

Restricted share units that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant (the “RSUs”). At the end of a three-year term, the associated RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in 2023 was C$0.46 (2022 – C$2.37), which was determined using the closing price of the Company’s common shares on their respective grant dates. During 2023, 150,000 RSUs were granted to each of the chief executive officer, chief operations officer and chief financial officer which vest in one year.

Restricted share units (performance-based vesting)

During 2022 and 2021, restricted share units were granted to executives with service and performance-based conditions for vesting (the “PRSUs”). If the Company’s share price increases to certain values for 20 consecutive trading days, as outlined below, a percentage of the PRSUs will vest at the end of the three-year service period or on their departure, based on terms agreed. All PRSUs awarded in 2020 were awarded to a single executive who forfeited those awards in January 2022 upon departure from the Company.

The grant date fair value of the 2022 and 2021 PRSUs were valued using the Monte Carlo valuation method and determined to have a weighted average grant date fair value of C$1.87 and C$3.27, respectively.

Based on share price performance since the date of grant, none of the 2022 PRSUs and 66.7% of the 2021 PRSUs will vest upon completion of the three-year service period.

	% of PRSUs Vesting
	33.3%	66.7%	100.0%	150.0%
2021 and 2022 PRSUs	$3.00	$4.00	$5.00	$7.00

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

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through Performance Share Units (“PSUs”). The performance period of the PSUs is from January 1, 2023, to December 31, 2026, with a cliff vesting term for December 31, 2026. 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of December 31, 2023, the fair value of these PSUs have been deemed to be nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023, 738,553 PSUs with a $nil value were forfeited as a result of an executive departure and 1,845,608 PSUs with a $nil value are outstanding as at December 31, 2023.

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in the statement of operations and comprehensive loss for the period. The weighted average fair value of the DSUs granted in 2023 was C$0.63 ($0.47), which was determined using the closing price of the Company’s common shares on the grant date. DSUs outstanding at December 31, 2023, had a fair value of $0.5 million which is included in other liabilities on the balance sheet (2022 – $0.6 million).

Granted under the 2023 LTIP

DSUs granted after May 30, 2023, (the “New DSUs”) will be settled by way of the provision of cash or shares (or a combination thereof) to the Directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the New DSUs granted in 2023 was C$0.46 ($0.34), which was determined using the closing price of the Company’s common shares on the grant date. New DSUs outstanding at December 31, 2023, had a fair value of $0.6 million which is included in other liabilities on the balance sheet (2022 – $nil).

Options

The following summarizes options granted, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2021	4,064,489	6.64
Forfeited or expired	(2,584,420)	6.41
Outstanding at December 31, 2022	1,480,069	7.03
Forfeited or expired	(1,270,660)	7.00
Outstanding at December 31, 2023	209,409	7.71
Exercisable at December 31, 2023	209,409	7.71

Range of exercise prices outstanding at December 31, 2023:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$6.01 – C$7.00	16,350	0.71	$6.12	16,350	0.71	$6.12
C$7.01 – C$8.00	193,059	0.38	$7.84	193,059	0.38	$7.84
Total	209,409			209,409

Range of exercise prices outstanding at December 31, 2022:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$

C$4.01 – C$6.00	15,025	1.89	4.12	15,025	1.89	4.12
C$6.01 – C$7.00	758,142	1.07	6.33	758,142	1.07	6.33
C$7.01 – C$8.00	706,902	1.37	7.84	706,902	1.37	7.84
Total	1,480,069			1,480,069

Dilutive instruments

For the year ended December 31, 2023, 0.2 million options (2022 – 1.5 million, 2021 – 4.1 million) and 3.6 million RSUs and PRSUs (2022 – 2.2 million, 2021 – 3.4 million), 1.8 million new DSUs (2022 and 2021 – nil) and 156.8 million shares which would be issued if the principal amount of the Debentures were settled in our common shares at the year-end share price (2022 – 109.1 million and 2021 – 27.4 million) were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share.

17. NET LOSS PER SHARE

On November 21, 2023, the Company announced a Rights Offering which allowed holders of common shares, as of the close of business on December 12, 2023, transferable subscription rights to purchase up to an aggregate of 85,714,285 common shares at a subscription price of C$0.35 per common share (refer to Note 23). An adjustment is required on the calculation of net loss per share for the year ended December 31, 2023, as well as retrospectively for the years ended December 31, 2022 and December 31, 2021, to account for the bonus factor that resulted from this event.

	For the year ended December 31,
	2023	2022	2021
Net loss per share − basic and diluted
Net loss after tax (thousands of U.S. dollars)	$(14,584)	$(54,963)	$(53,668)
Weighted average number of shares outstanding (thousands of shares as previously reported)	101,984	87,662	85,027
Weighted average number of shares outstanding (thousands of shares restated)	116,135	99,826	96,826

Net loss per share − basic and diluted (as previously calculated, prior to Rights Offering)	$(0.14)	$(0.63)	$(0.63)
Net loss per share − basic and diluted (as on the Consolidated Statement of Comprehensive Income)	$(0.13)	$(0.55)	$(0.55)

18. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. Refer to Note 19 for the disaggregation of revenue by geographic region.

	For the Year Ended December 31,
	2023	2022	2021
Product	158,405	147,448	129,031
Transportation	17,674	18,030	13,231
License fees from Construction Partners	840	778	738
Total product revenue	176,919	166,256	143,000
Installation and other services	5,012	5,905	4,593
	181,931	172,161	147,593

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Year Ended December 31,
	2023	2022	2021
At a point in time	176,079	165,478	142,262
Over time	5,852	6,683	5,331
	181,931	172,161	147,593

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

Contract Liabilities

	As at December 31,
	2023	2022	2021
Customer deposits	5,290	4,458	1,959
Deferred revenue	-	408	461
Contract liabilities	5,290	4,866	2,420

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was higher as at December 31, 2023, compared to the prior year period mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2022 and 2021, respectively, totaling $4.9 million and $2.4 million were recognized as revenue during 2023 and 2022, respectively.

Sales by Industry

The Company periodically reviews product revenue by industry vertical market to evaluate trends and the success of industry specific sales initiatives. The nature of products sold to the various industries is consistent and therefore the periodic review is focused on sales performance.

	For the Year Ended December 31,
	2023	2022	2021
Commercial	116,693	115,102	84,488
Healthcare	33,970	19,739	30,130
Government	13,446	16,564	16,012
Education	11,970	14,073	11,632
License fees from Construction Partners	840	778	738
Total product and transportation revenue	176,919	166,256	143,000
Installation and other services	5,012	5,905	4,593
	181,931	172,161	147,593

19. SEGMENT REPORTING

The Company has one reportable and operating segment, and operates in two principal geographic locations, Canada and the United States. Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The Company’s revenue from operations from external customers, based on location of operations, and information about its non-current assets, is detailed below.

Revenue from external customers

	For the Year Ended December 31,
	2023	2022	2021
Canada	19,934	25,477	17,299
U.S.	161,997	146,684	130,294
	181,931	172,161	147,593

Non-current assets

	As at December 31,
	2023	2022
Canada	30,033	28,251
U.S.	30,759	53,277
	60,792	81,528

The DIRTT solution segment derives revenues from customers by providing physical products and digital tools through our ICE software to create interior spaces for our customers across commercial, healthcare, education and government industries. The accounting policies of the solution segment are the same as those described in Note 2 - significant accounting policies.

The chief operating decision maker assesses performance for the solution segment and decides how to allocate resources based on gross profit and net loss that also is reported on the consolidated statement of operations and comprehensive loss as consolidated gross profit and net loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. The chief operating decision maker uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the solution segment or into other parts of the entity, such as to repay long term debt.

Gross profit and net income (loss) are used to monitor budget versus actual results. The chief operating decision maker also uses net income in competitive analysis by benchmarking to DIRTT’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

DIRTT has one reportable segment: Solutions. The solutions segment provides digital tools (access to ICE software) and physical products to create modular interior construction spaces for our customers. DIRTT derives revenue in North America and manages the business activities on a consolidated basis. The technology used in the customer arrangements is based on a single software platform that is deployed to, and implemented by, customers in a similar manner. DIRTT’s chief operating decision maker is the executive leadership team that includes the chief operating officer, chief financial officer, and the chief executive officer.

20. COMMITMENTS

As at December 31, 2023, the Company had outstanding purchase obligations of approximately $2.8 million related to inventory and property, plant and equipment purchases (2022 – $2.2 million). Refer to Note 8 for lease commitments.

21. LEGAL PROCEEDINGS

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

As of December 31, 2023, the Company’s litigation against Falkbuilt, Messrs. Smed and Loberg, and their associates was comprised of three main lawsuits: (i) an action in the Alberta Court of King’s Bench instituted on May 9, 2019, against Falkbuilt, Messrs. Smed and Loberg, and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, and duties of loyalty, fidelity and confidentiality, and the misappropriation of DIRTT’s confidential information (the “Canadian Non-Compete Case”); (ii) an action in the U.S. District Court for the Northern District of Utah instituted on December 11, 2019, against Falkbuilt, Smed, and other individual and corporate defendants alleging misappropriation of DIRTT’s confidential information, trade secrets, business intelligence and customer information (the “Utah Misappropriation Case”); and (iii) an action in the U.S. District Court for the Northern District of Texas instituted on June 24, 2021, alleging that Falkbuilt has unlawfully used DIRTT’s confidential information in the United States and intentionally caused confusion in the United States in an attempt to steal customers, opportunities, and business intelligence, with the aim of establishing a competing business in the United States market (the “Texas Unfair Competition Case”). DIRTT intends to pursue the cases vigorously. We recently requested the Court of King’s Bench of Alberta to schedule the summary judgment application for our Canadian litigation. The court has proposed three potential dates in September 2025 and we expect to have the date finalized in the next several weeks.

Falkbuilt also filed a lawsuit against the Company on November 5, 2019, in the Court of King’s Bench of Alberta, alleging that DIRTT has misappropriated and misused their alleged proprietary information in furtherance of DIRTT’s product development. Falkbuilt seeks monetary relief and an interim, interlocutory and permanent injunction of DIRTT’s alleged use of the alleged proprietary information. The Company believes that the suit is without merit and filed an application for summary judgment to dismiss Falkbuilt’s claim.

No amounts are accrued for the above legal proceedings.

22. RELATED PARTY TRANSACTIONS

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

On March 15, 2023, the Company entered into a Debt Settlement Agreement (the “Debt Settlement Agreement”) with 22NW and Aron English, 22NW’s principal and a director of DIRTT, (together, the "22NW Group") who, collectively, beneficially owned approximately 19.5% of the Company’s issued and outstanding common shares at such time.

Pursuant to the Debt Settlement Agreement, the Company agreed to reimburse the 22NW Group for the costs incurred by the 22NW Group in connection with the contested director election at the annual and special meeting of shareholders of the Company held on April 26, 2022, being approximately $1.6 million (the “Debt”). Pursuant to the Debt Settlement Agreement, the Company agreed to repay the Debt by either, or a combination of (i) a payment in cash by the Company to the 22NW Group, and/or (ii) the issuance of equity securities of the Company to the 22NW Group. In connection with the Debt Settlement Agreement, on March 15, 2023, the Company entered into a share issuance agreement with the 22NW Group, pursuant to which the Company agreed to repay the Debt with the issuance to the 22NW Group of 3,899,745 common shares at a deemed price of $0.40 per common share, subject to approval by the Company’s shareholders. At the annual general and special meeting of shareholders held on May 30, 2023, shareholders voted to approve the issuance of common shares to 22NW Group, and on June 2, 2023, the Company issued 3,899,745 common shares to 22NW Group as repayment for the Debt. Upon settlement, the debt was revalued at the higher of the deemed price of $0.40 per common share and the May 30, 2023, market price of $0.38 per common share resulting in a recovery from the balance recorded at March 31, 2023, which had been valued at a price of $0.53 per common share.

As at December 31, 2023, C$18.9 million and C$13.6 million of the January Debentures and December Debentures, respectively, are held by 22NW Group. Interest accrued on the debentures owned by 22NW Group for the year ended December 31, 2023, is C$0.4 million and interest expense paid was C$0.5 million (2022 – $nil and $nil respectively). Interest is earned on terms applicable to all Debenture holders.

Other related party transactions for the year ended December 31, 2023, relate to the sale of DIRTT products and services to the 22NW Group for $0.3 million (2022 – $nil). The sale to 22NW Group was based on price lists in force and terms that are available to all employees. 2023 reorganization costs include $nil paid to related parties (2022 - $0.2 million).

23. SUBSEQUENT EVENTS

On November 21, 2023, the Company announced that the Board of Directors had approved a Rights Offering to its common shareholders for aggregate gross proceeds of C$30.0 million.

In connection with the Rights Offering, the Company entered into a standby purchase agreement with 22NW Fund, LP (“22NW”) and 726 dated November 20, 2023 (the “Standby Purchase Agreement”), pursuant to which each of 22NW and 726, or their permitted assigns (collectively and including WWT Opportunity #1 LLC, to which 726 transferred their entire holdings on December 1, 2023, the “Standby Purchasers”). Subject to the terms and conditions of the Standby Agreement, each Standby Purchaser agreed to exercise its Basic Subscription Privilege in full and to collectively purchase from the Company, at the Subscription Price, all common shares not subscribed for by holders of Rights under the Basic Subscription Privilege or Additional Subscription Privilege, up to a maximum of C$15.0 million each, so that the maximum number of common shares that may be issued in connection with the Rights Offering will be issued and the Company will receive aggregate gross proceeds of C$30.0 million. No standby fee will be paid to the Standby Purchasers in connection with the Rights Offering; however, DIRTT will reimburse the Standby Purchasers for their reasonable expenses in connection with the Standby Agreement up to a maximum of C$30,000.

On January 9, 2024, the Company announced the completion of the Rights Offering to its common shareholders and the issuance of 85,714,285 common shares at a price of C$0.35 ($0.26) per whole Common Share for aggregate gross proceeds of C$30.0 million ($22.4 million). Each right distributed under the Rights Offering (each, a “Right”) entitled eligible holders to subscribe for 0.81790023 common shares, exercisable for whole common shares only, meaning 1.22264301 Rights were required to purchase one Common Share (the “Basic Subscription Privilege”). In accordance with applicable law, the Rights Offering included an additional subscription privilege (the “Additional Subscription Privilege”) under which eligible holders of Rights who fully exercised the Rights issued to them under their Basic Subscription Privilege, were entitled to subscribe for additional common shares, on a pro rata basis, that were not otherwise subscribed for under the Basic Subscription Privilege.

DIRTT issued an aggregate of 67,379,471 common shares pursuant to the Basic Subscription Privilege and 18,334,814 common shares pursuant to the Additional Subscription Privilege. As a result of the common shares issued under the Basic Subscription Privilege and Additional Subscription Privilege, no common shares were available for issuance pursuant to the Standby Agreement.

On February 4, 2024, the Company entered into a Litigation Funding Agreement with a third party for the funding of up to $4.0 million of litigation costs in respect of specific claims against Falkbuilt, Inc., Falkbuilt Ltd. and Henderson. In return, the Company has agreed to pay from any proceeds received from the settlement of such claims, a reimbursement of funded amounts plus diligence and underwriting costs, plus a multiple of such funded amount based on certain milestones.

On February 15, 2024, the Company announced a substantial issuer bid and tender offer (the "Issuer Bid"), under which the Company will offer to repurchase for cancellation: (i) up to C$6,000,000 principal amount of its issued and outstanding January Debentures (or such larger principal amount as the Company, in its sole discretion, may determine it is willing to take‑up and pay for, subject to applicable law) at a purchase price of C$720 per C$1,000 principal amount of January Debentures; and (ii) up to C$9,000,000 principal amount of its issued and outstanding December Debentures (or such larger principal amount as the Company, in its sole discretion, may determine it is willing to take‑up and pay for, subject to applicable law) at a purchase price of C$600 per C$1,000 principal amount of December Debentures. Holders of Debentures who validly tender and do not withdraw their Debentures will receive the applicable purchase price, plus a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures are taken up by the Company. The applicable purchase price will be denominated in Canadian dollars and payments of amounts owed to holders of deposited Debentures, including for interest, will be made in Canadian dollars. The Issuer Bid will remain open for acceptance until 5:00 p.m. (Eastern Standard Time) on March 22, 2024, unless withdrawn or extended by the Company. If the aggregate principal amount of the Debentures properly tendered and not withdrawn under the Issuer Bid exceeds C$6,000,000 for the January Debentures or C$9,000,000 for the December Debentures, the Company will purchase a pro-rated portion of the January Debentures or the December Debentures so tendered, as applicable (with adjustments to maintain C$1,000 minimum denominations of Debentures). DIRTT will return all Debentures not purchased under the Issuer Bid, including Debentures not purchased because of pro-ration. Debentures taken up and paid for by the Company will be immediately cancelled.

The Company intends to fund the Issuer Bid with a portion of the proceeds from the Company’s previously completed Rights Offering to its common shareholders, which closed in January 2024 for aggregate gross proceeds of C$30.0 million.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO framework) to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2023, based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our information circular and proxy statement (“proxy statement”) related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of the report:
(1)
Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, as at December 31, 2023 and 2022

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

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

10.12+

Executive Employment Agreement, dated August 12, 2022, by and between DIRTT Environmental Solutions Inc. and Richard Hunter (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q, File No. 001-39061, filed on November 14, 2022).

10.13+

Executive Employment Agreement, dated August 2, 2023, by and between DIRTT Environmental Solutions Inc. and Fareeha Khan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, File No. 001-39061, filed on November 9, 2023).

10.14+

Indemnity Agreement, dated April 26, 2022, between the Company and Douglas A. Edwards, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q File No. 001-39061, filed on May 4, 2022).

10.15+

Indemnity Agreement, dated June 22, 2022, between DIRTT Environmental Solutions Ltd and Benjamin Urban, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q, File No. 001-39061, filed on July 27, 2022).

10.16+

Indemnity Agreement, dated August 11, 2022, between DIRTT Environmental Solutions Ltd and Richard Hunter, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q, File No. 001-39061, filed on November 14, 2022).

10.17+

Indemnity Agreement, dated August 2,2023, between DIRTT Environmental Solutions Ltd and Fareeha Khan (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q, File No. 001-39061, filed on November 9, 2023).

Exhibit No.	Exhibit or Financial Statement Schedule

10.18#

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

10.20#

Lease of Industrial Space, dated February 12, 2015, by and between Hoopp Realty Inc./Les Immeubles Hoopp Inc., by its duly authorized agent, Triovest Realty Advisors Inc., and DIRTT Environmental Solutions Ltd., as amended by the Amendment of Lease, dated April 16, 2015, the Lease Modification Agreement, dated October 27, 2015, the Third Amendment of Lease, dated November 12, 2015, and the Fourth Amendment of Lease, dated January 8, 2016, the Fifth Amendment of Lease, dated August 9, 2019, the Sixth Amendment of Lease, dated February 6, 2023 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

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

10.27#

Lease Amending Agreement, dated April 6, 2022, by and between Piret (7303 - 30th Street SE) Holdings Inc. and DIRTT Environmental Solutions Ltd (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q, File No. 001-39061, filed on July 27, 2022).

10.28

Letter Agreement, dated January 7, 2021, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on January 13, 2021).

Exhibit No.	Exhibit or Financial Statement Schedule

10.29+

Indemnification Agreement, by and between DIRTT Environmental Solutions Ltd. and James A. Lynch, dated March 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on March 23, 2021).

10.30+

Subscription Agreement, dated November 14, 2022, by and between DIRTT Environmental Solutions Ltd. and 22NW Fund, LP, together with a schedule identifying substantially identical agreements between DIRTT Environmental Solutions Ltd. and each shareholder and U.S. director and executive officer listed on the schedule and identifying the material differences between each of those agreements and the filed Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, File No. 001-39061, filed on November 18, 2022).

10.31+

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

10.32

Release, dated November 30, 2022, by and among DIRTT Environmental Solutions Ltd., 726 BC LLC and 726 BF LLC ((incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, File No. 001-39061, filed on November 30, 2022).

10.33#†

Second Amendment to Loan Agreement, dated February 9, 2023, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-K,File No. 001-39061, filed on February 22, 2023).

10.34+#†

Co-ownership Agreement by and between DIRTT Environmental Solutions Ltd. and Armstrong World Industries, Inc., effective May 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q,File No. 001-39061, filed on August 2, 2023).

10.35+#

DIRTT Environmental Solutions Ltd. Amended and Restated Long Term Incentive Program effective May 30, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q,File No. 001-39061, filed on August 2, 2023).

10.36

DIRTT Environmental Solutions Ltd. 2022 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q File No. 001-39061, filed on May 4, 2022)

10.37

Debt Settlement Agreement, dated March 15, 2023, by and between DIRTT Environmental Solutions Ltd., 22NW Fund, LP and Aron English (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-39061, filed on March 21, 2023).

10.38

Share Issuance Agreement, dated March 15, 2023, by and between DIRTT Environmental Solutions Ltd., 22NW Fund, LP and Aron English (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-39061, filed on March 21, 2023).

10.39*#†	Third Amendment to Loan Agreement, dated February 9, 2024, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada

10.40*	Lease Amending Agreement, dated February 6, 2023, by and between HOOPP Realty Inc./Les Immeubles HOOPP Inc., (6335 - 57th Street SE) and DIRTT Environmental Solutions Ltd.

21.1*	Subsidiaries of DIRTT Environmental Solutions Ltd.

23.1*	Consent of PricewaterhouseCoopers, L.L.P., independent registered public accounting firm.

31.1*

Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit or Financial Statement Schedule

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

† Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

Date: February 21, 2024	By:	/s/ Benjamin Urban
Name: Benjamin Urban
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benjamin Urban Benjamin Urban	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024

/s/ Fareeha Khan Fareeha Khan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2024

/s/ Ken Sanders Ken Sanders	Director	February 21, 2024

/s/ Douglas Edwards Douglas Edwards	Director	February 21, 2024

/s/ Aron English Aron English	Director	February 21, 2024

/s/ Scott Robinson Scott Robinson	Director	February 21, 2024

/s/ Shaun Noll Shaun Noll	Director	February 21, 2024

/s/ Scott Ryan Scott Ryan	Director	February 21, 2024