Form 10-Q
period 2024-03-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2024-05-08
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The registrant had 191,880,226 common shares outstanding as of April 30, 2024.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those contained in, or expressed or implied by such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 21, 2024 (the “Annual Report on Form 10-K”), and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

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
•
our reliance on the network of Construction Partners (as defined herein) for sales, marketing and installation of our solutions;
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
•
our requirements to comply with applicable environmental, health, safety and other laws;
•
the impact of increasing attention to environmental, social and governance (ESG) matters on our business, including potentially incurring additional expenses implementing Canadian, U.S. and other regulations requiring additional disclosures regarding GHG emissions and/or broader ESG-related factors;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at March 31,	As at December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	38,989	24,744
Restricted cash	241	355
Trade and accrued receivables, net of expected credit losses of $0.1 million at March 31, 2024 and at December 31, 2023	15,782	15,787
Other receivables	476	484
Inventory	15,669	16,577
Prepaids and other current assets	2,426	4,023
Assets held for sale	-	1,555
Total Current Assets	73,583	63,525
Property, plant and equipment, net	23,801	25,077
Capitalized software, net	2,700	2,450
Operating lease right-of-use assets, net	28,442	29,813
Other assets	3,442	3,452
Total Assets	131,968	124,317
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	15,360	19,880
Other liabilities	2,906	2,482
Customer deposits and deferred revenue	3,080	5,290
Current portion of long-term debt and accrued interest	675	841
Current portion of lease liabilities	5,449	5,255
Total Current Liabilities	27,470	33,748
Long-term debt	46,125	55,267
Long-term lease liabilities	26,957	28,201
Total Liabilities	100,552	117,216
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 191,880,226 issued and outstanding at March 31, 2024 and 105,377,667 issued and outstanding at December 31, 2023	218,294	196,128
Additional paid-in capital	7,355	7,954
Accumulated other comprehensive loss	(16,422)	(16,125)
Accumulated deficit	(177,811)	(180,856)
Total Shareholders’ Equity	31,416	7,101
Total Liabilities and Shareholders’ Equity	131,968	124,317

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2024	2023
Product revenue	39,039	35,476
Service revenue	1,808	1,232
Total revenue	40,847	36,708

Product cost of sales	24,992	27,423
Service cost of sales	1,207	603
Total cost of sales	26,199	28,026
Gross profit	14,648	8,682

Expenses
Sales and marketing	5,920	5,515
General and administrative	4,566	5,833
Operations support	1,775	1,990
Technology and development	1,251	1,539
Stock-based compensation	675	796
Reorganization	138	1,071
Impairment charge on Rock Hill Facility	530	-
Related party expense	-	2,056
Total operating expenses	14,855	18,800

Operating loss	(207)	(10,118)
Government subsidies	-	148
Gain on extinguishment of convertible debt	2,931	-
Foreign exchange gain (loss)	919	(261)
Interest income	489	4
Interest expense	(1,054)	(1,207)
	3,285	(1,316)
Net income (loss) before tax	3,078	(11,434)
Income taxes
Current and deferred income tax expense	33	-
	33	-
Net income (loss) after tax	3,045	(11,434)

Net income (loss) per share
Net income (loss) per share - basic	0.02	(0.10)
Net income (loss) per share - diluted	0.01	(0.10)

Weighted average number of shares outstanding (in thousands)
Basic	183,668	111,702
Diluted	288,479	111,702

Interim Condensed Consolidated Statement of Comprehensive Income (Loss)

	For the Three Months Ended March 31,
	2024	2023
Net income (loss) for the period	3,045	(11,434)
Exchange differences on translation of foreign operations	(297)	273
Comprehensive income (loss) for the period	2,748	(11,161)

Total revenue for the three months ended March 31, 2024 includes $nil revenue earned from related parties and $nil related party expenses ($0.3 million and $2.1 million for the three months ended March 31, 2023, respectively). Refer to Note 16.

Interest expense for the three months ended March 31, 2024 includes $0.4 million earned by a related party ($nil for the three months ended March 31, 2023). Refer to Note 16.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2022	97,882,844	191,347	9,023	(16,106)	(166,272)	17,992
Stock-based compensation	-	-	452	-	-	452
Issued on vesting of RSUs and Share Awards	659,473	1,256	(1,256)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(26)	-	-	(26)
Issued for employee share purchase plan	322,408	128	-	-	-	128
Foreign currency translation adjustment	-	-	-	273	-	273
Net loss for the period	-	-	-	-	(11,434)	(11,434)
As at March 31, 2023	98,864,725	192,731	8,193	(15,833)	(177,706)	7,385
As at December 31, 2023	105,377,667	196,128	7,954	(16,125)	(180,856)	7,101
Stock-based compensation	-	-	248	-	-	248
Issued on vesting of RSUs and Share Awards	521,253	771	(771)	-	-	-
Issued on Rights Offering	85,714,285	21,273	-	-	-	21,273
Issued for employee share purchase plan	267,021	122	-	-	-	122
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(76)	-	-	(76)
Foreign currency translation adjustment	-	-	-	(297)	-	(297)
Net income for the period	-	-	-		3,045	3,045
As at March 31, 2024	191,880,226	218,294	7,355	(16,422)	(177,811)	31,416

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss) for the period	3,045	(11,434)
Adjustments:
Depreciation and amortization	1,534	2,675
Impairment charge on Rock Hill Facility	530	-
Stock-based compensation	675	796
Foreign exchange loss (gain)	(978)	346
Gain on extinguishment of convertible debt	(2,931)	-
Accretion of convertible debentures	180	164
Changes in operating assets and liabilities:
Trade and accrued receivables	(34)	2,111
Other receivables	(3)	4,732
Inventory	597	1,299
Prepaid and other assets, current and long term	1,437	391
Accounts payable and accrued liabilities	(4,072)	(3,299)
Other liabilities	-	2,056
Customer deposits and deferred revenue	(2,202)	(1,020)
Current portion of long-term debt and accrued interest	(152)	(56)
Lease liabilities	331	251
Net cash flows used in operating activities	(2,043)	(988)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(344)	(371)
Capitalized software development expenditures	(442)	(532)
Other asset expenditures	(79)	(106)
Recovery of software development expenditures	121	26
Proceeds on sale of assets held for sale	1,025	-
Net cash flows provided by (used in) investing activities	281	(983)
Cash flows from financing activities:
Repayment of long-term debt	(5,074)	(642)
Net proceeds received from rights offering	21,273	-
Employee tax payments on vesting of RSUs	(76)	(26)
Net cash flows provided by (used in) financing activities	16,123	(668)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(230)	(36)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,131	(2,675)
Cash, cash equivalents and restricted cash, beginning of year	25,099	14,239
Cash, cash equivalents and restricted cash, end of period	39,230	11,564
Supplemental disclosure of cash flow information:
Interest paid	(1,005)	(1,072)
Income taxes received	-	5

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.
	As At March 31,
	2024	2023
Cash and cash equivalents	38,989	8,146
Restricted cash	241	3,418
Total cash, cash equivalents and restricted cash	39,230	11,564

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

DIRTT’s proprietary design integration software, ICE® (“ICE” or “ICE software”), translates the vision of architects and designers into a 3D model that also acts as manufacturing information. ICE is also licensed to unrelated companies and construction partners of the Company (“Construction Partners”), including Armstrong World Industries, Inc. (“AWI”), which owns a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE software that is used by AWI.

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of March 31, 2024, and its results of operations and cash flows for the three months ended March 31, 2024 and 2023. The condensed balance sheet at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 included in the Annual Report on Form 10-K of the Company as filed with the SEC and applicable securities commission or similar regulatory authorities in Canada.

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

Seasonality

Sales of the Company’s products are driven by consumer and industrial demand for interior construction solutions. The timing of customers’ construction projects can be influenced by a number of factors including the prevailing economic climate and weather.

3. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

On December 14, 2023, the FASB issued Accounting Standards Update No. 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) further disaggregated information on an entity’s tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this standard.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its Financial Statements.

4. REORGANIZATION AND ASSETS HELD FOR SALE

Workforce Reductions

During the three months ended March 31, 2023, a review of our costs resulted in the decision to eliminate a number of salaried positions. These actions resulted in the Company incurring certain one-time termination costs. There were no restructuring costs associated with workforce reductions in the three months ended March 31, 2024.

Temporary Suspension of Operations and Subsequent Closure at Rock Hill, South Carolina (the “Rock Hill Facility”)

On August 23, 2022, we announced the temporary suspension of operations at our Rock Hill Facility, shifting related manufacturing to our Calgary manufacturing facility. Costs associated with this idle facility, included in cost of sales, were $0.5 million for the three month period ended March 31, 2024 (2023 – $0.4 million).

On September 27, 2023, the Company decided to permanently close the Rock Hill Facility. Certain assets, including manufacturing equipment, which met held-for-sale criteria at that time were reclassified from property, plant and equipment. During the three months ended March 31, 2024, $1.0 million of the assets held for sale were sold. At March 31, 2024, we determined to reduce the assets held for sale balance from $0.5 million to $nil, resulting in a $0.5 million impairment charge for the quarter. While we will continue to pursue a sale of the assets, we were not able to determine the likelihood of recoverability based on the current market interest in the equipment.

	As at March 31,
	2024	2023
Assets held for sale, opening	1,555	-
Proceeds from sale of assets held for sale	(1,025)	-
Impairment charge on reassessment	(530)	-
Assets held for sale, ending	-	-

For the three months ended March 31, 2024, reorganization costs incurred relate to the above mentioned initiatives:

	For the Three Months Ended March 31,
	2024	2023
Termination benefits	-	700
Phoenix facility closure	-	43
Rock Hill Facility temporary suspension and closure of operations	126	-
Other costs	12	328
Total reorganization costs	138	1,071

Reorganization costs in accounts payable and accrued liabilities at January 1, 2023	2,277
Reorganization expense	3,009
Reorganization costs paid	(4,690)
Reorganization costs in accounts payable and accrued liabilities at December 31, 2023	596
Reorganization expense	138
Reorganization costs paid	(438)
Reorganization costs in accounts payable and accrued liabilities at March 31, 2024	296

Of the $0.3 million reorganization costs in accounts payable and accrued liabilities (December 31, 2023 – $0.6 million), $0.2 million relates to termination benefits (December 31, 2023 – $0.5 million) and $0.1 million relates to other reorganization costs (December 31, 2023 – $0.1 million).

5. GAIN ON EXTINGUISHMENT OF CONVERTIBLE DEBENTURES

On February 15, 2024, the Company commenced a substantial issuer bid and tender offer (the “Issuer Bid”) pursuant to which the Company offered to repurchase for cancellation: (i) up to C$6.0 million principal amount of its issued and outstanding January Debentures (as defined in Note 8) at a purchase price of C$720 per C$1,000 principal amount of January Debentures, and (ii) up to C$9.0 million principal amount of its issued and outstanding December Debentures (as defined in Note 8), at a purchase price of C$600 per C$1,000 principal amount of December Debentures.

C$4.7 million ($3.5 million) aggregate principal amount of the January Debentures and C$5.8 million ($4.3 million) aggregate principal amount of December Debentures were validly deposited and not withdrawn at the expiration of the Issuer Bid on March 22, 2024, representing approximately 11.66% of the January Debentures and 16.50% of the December Debentures issued and outstanding at that time. The Company took up all the Debentures (as defined in Note 8) tendered pursuant to the Issuer Bid for aggregate consideration of C$7.0 million ($5.2 million) (comprised of C$6.9 million ($5.1 million) repayment on principal and interest of C$0.1 million ($0.1 million)).

In accordance with GAAP, it was determined that the C$6.9 million ($5.1 million) repayment on principal triggered an extinguishment of debt. The gain on extinguishment of C$3.9 million ($2.9 million) was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs of C$0.4 million ($0.2 million) (refer to Note 8).

6. TRADE AND ACCRUED RECEIVABLES

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial well-being of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At March 31, 2024, approximately 97% of our trade accounts receivable are insured, relating to accounts receivable from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the three months ended March 31, 2024, one Construction Partner accounted for greater than 10% of revenue (one Construction Partner for the three months ended March 31, 2023). In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	March 31, 2024	December 31, 2023
Current	13,297	12,070
Overdue	2,585	3,818
	15,882	15,888
Less: expected credit losses	(100)	(101)
	15,782	15,787

No adjustment to our expected credit losses of $0.1 million was required for the three months ended March 31, 2024. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

On February 4, 2024, the Company entered into a Litigation Funding Agreement with a third party for the funding of up to $4.0 million of litigation costs in respect of specific claims against Falkbuilt, Inc., Falkbuilt Ltd. and Henderson. In return, the Company has agreed to pay from any proceeds received from the settlement of such claims, a reimbursement of funded amounts plus diligence and underwriting costs, plus a multiple of such funded amount based on certain milestones. As part of this agreement, the Company is subject to a general security arrangement over its assets.

7. OTHER LIABILITIES

	As at,
	March 31, 2024	December 31, 2023
Warranty provisions (1)	866	873
DSU liability	1,486	1,086
Income taxes payable	321	289
Sublease deposits	183	184
Other provisions	50	50
Other liabilities	2,906	2,482

(1)
The following table presents a reconciliation of the warranty provision balance:

	As at,
	March 31, 2024	December 31, 2023
As at January 1	873	1,278
Additions to warranty provision	205	1,208
Payments related to warranties	(212)	(1,613)
	866	873

8. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance on January 1, 2023	-	11,812	53,623	65,435
Accretion of issue costs	-	-	698	698
Accrued interest	-	526	3,411	3,937
Interest payments	-	(526)	(3,451)	(3,977)
Principal repayments	-	(11,579)	-	(11,579)
Exchange differences	-	251	1,343	1,594
Balance at December 31, 2023	-	484	55,624	56,108
Current portion of long-term debt and accrued interest	-	79	762	841
Long-term debt	-	405	54,862	55,267

Balance on January 1, 2024	-	484	55,624	56,108
Accretion of issue costs	-	-	180	180
Accrued interest	-	9	843	852
Interest payments	-	(9)	(996)	(1,005)
Principal repayments	-	(19)	(5,055)	(5,074)
Gain on extinguishment	-	-	(2,931)	(2,931)
Exchange differences	-	(11)	(1,319)	(1,330)
Balance at March 31, 2024	-	454	46,346	46,800
Current portion of long-term debt and accrued interest	-	78	597	675
Long-term debt	-	376	45,749	46,125

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Company was able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of (i) 75% of the book value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). Interest was calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability,” (defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash), was less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR had been below 1.10:1 for the three immediately preceding months, the Company was required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities (defined below). Should an event of default have occurred or the Aggregate Excess Availability been less than C$6.25 million for five consecutive business days, the Company would have entered a cash dominion period whereby the Company’s bank accounts would have been blocked by RBC and daily balances would have offset any borrowings and any remaining amounts made available to the Company.

On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility had a borrowing base of C$15 million and a one-year term. Interest was calculated as at the Canadian or U.S. prime rate plus 75 basis points or the Canadian Dollar Offered Rate or Term Secured Overnight Financing Rate (“Term SOFR”) plus 200 basis points plus the Term SOFR Adjustment (as defined in the amended loan agreement governing the Extended RBC Facility). Under the Extended RBC Facility, if the trailing twelve month FCCR was not above 1.25 for three consecutive months, a cash balance equivalent to one-year’s worth of Leasing Facilities payments was required to be maintained. Effective October 2023, inventory was scoped out of the Borrowing Base.

On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Interest is calculated at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case plus 200 basis points. At March 31, 2024, available borrowings are C$10.1 million ($8.5 million) (December 31, 2023 – C$13.6 million ($10.3 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Second Extended RBC Facility removed the three-month FCCR covenant, which resulted in the release of $0.1 million of restricted cash during the first quarter of 2024 (the Company had $0.4 million restricted cash as at December 31, 2023).

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.4 million) has been drawn and C$3.8 million ($2.9 million) has been repaid, and a $14.0 million equipment leasing facility in the United States (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC, of which $13.3 million has been drawn and repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. Refer to Note 4 on the decision to permanently close the Rock Hill Facility. As part of this decision, the Company fully settled the $7.8 million principal balance of the U.S. Leasing Facility in the fourth quarter of 2023. The U.S. Leasing Facility is no longer available to be drawn on.

The Company did not make any draws on the Canadian Leasing Facilities during the first quarter of 2024 (2023 – $nil). The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters (the “January Debentures”). On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures will mature and be repayable on January 31, 2026 (the “January Debentures Maturity Date”) and accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The January Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. As a result of the Rights Offering (as defined herein) (refer to Note 14), the conversion price of the January Debentures was adjusted to C$4.03 per common share representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures, and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures (refer to Note 5). As at March 31, 2024, C$35.6 million ($26.3 million) principal amount of the January Debentures was outstanding of which C$18.9 million ($13.9 million) was held by a related party (refer to Note 16).

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters (the “December Debentures” and, together with the January Debentures, the “Debentures”). These December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. As a result of the Rights Offering (refer to Note 14), the conversion price of the December Debentures was adjusted to C$3.64 per common share representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures (refer to Note 5). As at March 31, 2024, C$29.2 million ($21.5 million) principal amount of the December Debentures was outstanding of which C$13.6 million ($10.0 million) was held by a related party (refer to Note 16).

9. STOCK-BASED COMPENSATION

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

Stock-based compensation expense

	For the Three Months Ended March 31,
	2024	2023
Equity-settled awards	493	644
Cash-settled awards	182	152
	675	796

The following summarizes RSUs, Share Awards, PSUs, and DSUs activity during the periods:

	RSU Time-	RSU Performance-	Share
	Based	Based	Awards	PSU	DSU
	Number of	Number of	Number of	Number of	Number of
	units	units	units	units	units
Outstanding at December 31, 2022	1,885,337	343,919	-	-	1,165,319
Granted	-	-	36,253	-	434,032
Vested or settled	(590,258)	(32,962)	(36,253)	-	-
Withheld to settle employee tax obligations	(64,230)	-	-	-	-
Forfeited	(44,081)	-	-	-	-
Outstanding at March 31, 2023	1,186,768	310,957	-	-	1,599,351
Outstanding at December 31, 2023	3,530,564	64,029	-	1,845,608	3,086,172
Granted	350,000	-	-	-	496,095
Vested or settled	(508,679)	(12,574)	-	-	-
Withheld to settle employee tax obligations	(146,343)	-	-	-	-
Forfeited	(29,214)	(6,278)	-	-	-
Outstanding at March 31, 2024	3,196,328	45,177	-	1,845,608	3,582,267

Restricted share units (time-based vesting)

Restricted share units that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant (“RSUs”). At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in 2024 was C$0.50, which was determined using the closing price of the Company’s common shares on their respective grant dates.

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

Based on share price performance since the date of grant, 66.7% of the 2021 PRSUs vested on March 1, 2024, but none of the 2022 PRSUs will vest upon completion of the three-year service period.

	% of PRSUs Vesting
	33.3%	66.7%	100.0%	150.0%
2021 and 2022 PRSUs	$3.00	$4.00	$5.00	$7.00

Share awards

There were no share awards granted or vested during the first quarter of 2024.

In the first quarter of 2023, 36,254 Share Awards were issued to a consultant as compensation for services rendered. These Share Awards vested upon grant. The fair value of the Share Awards granted was C$0.49 ($0.34), which was determined using the closing price of the Company’s common shares on the grant date.

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through Performance share units (“PSUs”). The performance period of the PSUs is from January 1, 2023 to December 31, 2026 with a cliff vesting term for December 31, 2026. 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of March 31, 2024, the fair value of these PSUs have been deemed to be nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023, 738,553 PSUs with a $nil value were forfeited as a result of an executive departure and 1,845,608 PSUs with a $nil value are outstanding at March 31, 2024.

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the period. DSUs outstanding at March 31, 2024 had a fair value of $0.6 million which is included in other liabilities on the balance sheet (December 31, 2023 – $0.5 million).

Granted under the 2023 LTIP

DSUs granted after May 30, 2023 (the “New DSUs”) will be settled by way of the provision of cash or shares (or a combination thereof) to the Directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the DSUs granted in 2024 was C$0.67 ($0.49), which was determined using the closing price of the Company’s common shares on the grant date. New DSUs outstanding at March 31, 2024 had a fair value of $0.8 million which is included in other liabilities on the balance sheet (December 31, 2023 – $0.6 million).

Options

The following summarizes options forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2022	1,480,069	7.03
Forfeited or expired	(398,964)	7.14
Outstanding at March 31, 2023	1,081,105	6.99
Outstanding at December 31, 2023	209,409	7.71
Forfeited	(1,000)	7.84
Exercisable at March 31, 2024	208,409	7.71

Range of exercise prices outstanding and exercisable at March 31, 2024:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	average	average		average	average
	options	remaining	exercise	Number	remaining	exercise
Range of exercise prices		life	price C$	exercisable	life	price C$
C$6.01 – C$7.00	16,350	0.47	$6.12	16,350	0.47	$6.12
C$7.01 – C$8.00	192,059	0.13	$7.84	192,059	0.13	$7.84
Total	208,409			208,409

Dilutive Instruments

For the three months ended March 31, 2024, 0.2 million options, 3.8 million RSUs and PRSUs, 2.3 million New DSUs, 1.8 million PSUs and 96.7 million shares which would be issued if the principal amount of the Debentures were settled in our common shares at the quarter-end price and were included in the diluted EPS calculation. See Note 10 for the dilutive impact on net income (loss) per share.

For the three months ended March 31, 2023, 1.1 million options, 1.5 million RSUs and PRSUs and 119.4 million shares which would have been issued if the principal amount of the Debentures were settled in our common shares at the quarter-end price were excluded in the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share.

10. EARNINGS PER SHARE

On November 21, 2023, the Company announced a Rights Offering (refer to Note 14) which distributed to holders of common shares, as of the close of business on December 12, 2023, transferable subscription rights to purchase up to an aggregate of 85,714,285 common shares at a subscription price of C$0.35 per common share (refer to Note 14). On January 9, 2024, the Company announced the completion of the Rights Offering, pursuant to which the Company issued an aggregate of 85,714,285 common shares. A retrospective adjustment is required on the calculation of net income (loss) per share for the three months ended March 31, 2023 to account for the bonus factor that resulted from this event.

	For the Three Months Ended March 31,
	2024	2023
Net income (loss) per share – basic
Net income (loss) (thousands of U.S. dollars)	$3,045	$(11,434)
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	98,091
Weighted average number of shares outstanding (thousands of shares restated)	183,668	111,702
Net income (loss) per share (U.S. dollars) − basic (as previously calculated, prior to Rights Offering)	NA	$(0.12)
Net income (loss) per share (U.S. dollars) − basic (as on the Consolidated Statement of Comprehensive Income)	$0.02	$(0.10)

Net income (loss) per share − diluted
Net income (loss) (thousands of U.S. dollars)	$3,045	$(11,434)
Interest on convertible debentures	$843	NA
	$3,888	$(11,434)
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	98,091
Weighted average number of shares outstanding (thousands of shares restated)	183,668	111,702
Dilutive debentures on convertible debt (thousands of shares) (1)	96,690	-
Dilutive RSUs and PRSUs (thousands of shares) (2)	3,775	-
Dilutive options (thousands of shares) (2)	208	-
Dilutive New DSUs (thousands of shares) (3)	2,292	-
Dilutive PSUs (thousands of shares) (3)	1,846	-
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	98,091
Weighted average number of shares outstanding (thousands of shares restated)	288,479	111,702
Net income (loss) per share (U.S. dollars) − diluted (as previously calculated, prior to Rights Offering)	NA	$(0.12)
Net income (loss) per share (U.S .dollars) − diluted (as on the Consolidated Statement of Comprehensive Income)	$0.01	$(0.10)

(1) For the three months ended March 31, 2023, the Net loss per share − diluted excludes the effect of 119.4 million shares that would be issued if the principal amount of the Debentures were settled in our common shares at the quarter end price and are excluded as they would be anti-dilutive. For the three months ended March 31, 2024, the Net income per share − diluted includes the effect of 96.7 million shares related to the Debentures as they would have the potential to dilute basic earnings per share.

(2) For the three months ended March 31, 2023, the Net loss per share − diluted excludes the effect of 1.5 million RSUs and PRSUs and 1.1 million options as these would be anti-dilutive. For the three months ended March 31, 2024, the Net income per share − diluted considers the effect of 3.8 million RSUs and PRSUs and 0.2 million options as they would have the potential to dilute basic earnings per share.

(3) For the three months ended March 31, 2024, the Net income per share − diluted excludes the effect of 2.3 million New DSUs and 1.8 million PSUs. These would have the potential to dilute basic earnings per share.

11. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 12 for the disaggregation of revenue by geographic region.

	For the Three Months Ended March 31,
	2024	2023
Product	34,876	31,481
Transportation	3,955	3,788
License fees from Construction Partners	208	207
Total product revenue	39,039	35,476
Installation and other services	1,808	1,232
	40,847	36,708

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Three Months Ended March 31,
	2024	2023
At a point in time	38,831	35,269
Over time	2,016	1,439
	40,847	36,708

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

Contract Liabilities

	As at
	March 31, 2024	December 31, 2023	December 31, 2022
Customer deposits	2,533	5,290	4,458
Deferred revenue	547	-	408
Contract liabilities	3,080	5,290	4,866

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was lower as at March 31, 2024 compared to December 31, 2023 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2023 and 2022 totaling $5.3 million and $4.5 million, respectively, were recognized as revenue during the three months ended March 31, 2024 and 2023, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended March 31,
	2024	2023
Commercial	30,179	24,504
Healthcare	3,049	6,171
Government	3,475	2,707
Education	2,128	1,887
License fees from Construction Partners	208	207
Total product and transportation revenue	39,039	35,476
Installation and other services	1,808	1,232
	40,847	36,708

12. SEGMENT REPORTING

The Company has one reportable and operating segment and operates in two principal geographic locations – Canada and the United States. Revenue continues to be derived exclusively from projects in North America and predominantly from the United States. The Company’s revenue from operations from external customers, based on location of operations, and information about its non-current assets, is detailed below.

Revenue from external customers

	For the Three Months Ended March 31,
	2024	2023
Canada	3,069	4,912
U.S.	37,778	31,796
	40,847	36,708

Non-current assets

	As at March 31,	As at December 31,
	2024	2023
Canada	28,837	30,033
U.S.	29,548	30,759
	58,385	60,792

The DIRTT solution segment derives revenues from customers by providing physical products and digital tools through our ICE software to create interior spaces for our customers across the commercial, healthcare, education and government industries.

The chief operating decision maker assesses performance for the solution segment and decides how to allocate resources based on gross profit and net income (loss) that also is reported on the Consolidated Statement of Operations and Comprehensive Loss as consolidated gross profit and net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. The chief operating decision maker uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the solution segment or into other parts of the entity, such as to repay long-term debt.

Gross profit and net income (loss) are used to monitor budget versus actual results. The chief operating decision maker also uses net income (loss) in competitive analysis by benchmarking to DIRTT’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. DIRTT has one reportable segment: Solutions. The solutions segment provides digital tools (access to ICE software) and physical products to create modular interior construction spaces for our customers.

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

Segment profit and loss reconciliation to net income (loss) after tax

	For the Three Months Ended March 31,
	2024	2023
	($ in thousands)
Revenue	40,847	36,708
Gross Profit	14,648	8,682
Gross Profit Margin	35.9%	23.7%
Operating expenses (1)	14,855	18,800
Operating income (loss)	(207)	(10,118)
Other income/(expenses) and gains/(losses) (2)	3,252	(1,316)
Net income (loss) after tax	3,045	(11,434)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-
Net income (loss) after tax	3,045	(11,434)

(1) Includes Sales and marketing, General and administrative, Operations support, Technology and development, Stock based compensation, Reorganization costs, Related party expenses, and Impairment charges

(2) Includes Tax expenses, non-recurring gains and losses, government subsidies, foreign exchange gains(losses), interest income, and interest expenses

13. INCOME TAXES

As at March 31, 2024, the Company had a valuation allowance of $33.9 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2023 – $34.5 million).

14. RIGHTS OFFERING

On November 21, 2023, the Company announced that the Board of Directors had approved a rights offering (the “Rights Offering”) to its common shareholders for aggregate gross proceeds of C$30.0 million ($22.4 million).

In connection with the Rights Offering, the Company entered into a standby purchase agreement, dated November 20, 2023 (the “Standby Purchase Agreement”) with 22NW Fund, LP (“22NW”) and 726 BC LLC and 726 BF LLC (together, “726”), or their permitted assigns (collectively and including WWT Opportunity #1 LLC, to which 726 transferred all of their common shares to on December 1, 2023, the “Standby Purchasers”). Subject to the terms and conditions of the Standby Purchase Agreement, each Standby Purchaser agreed to exercise its Basic Subscription Privilege (as defined below) in full and to collectively purchase from the Company, at the subscription price, all common shares not subscribed for by holders of Rights (as defined below) under the Basic Subscription Privilege or Additional Subscription Privilege (as defined below), up to a maximum of C$15.0 million each, so that the maximum number of common shares that could be issued in connection with the Rights Offering would be issued and the Company will receive aggregate gross proceeds of C$30.0 million ($22.4 million). As described below, no standby fee was paid to the Standby Purchasers in connection with the Rights Offering; however, DIRTT reimbursed the Standby Purchasers for their reasonable expenses in the amount of $0.03 million each.

On January 9, 2024, the Company announced the completion of the Rights Offering to its common shareholders and the issuance of 85,714,285 common shares at a price of C$0.35 ($0.26) per whole common share for aggregate gross proceeds of C$30.0 million ($22.4 million) and aggregate net proceeds of $21.3 million ($1.1 million of costs associated with the Rights Offering). Each right distributed under the Rights Offering (each, a “Right”) entitled eligible holders to subscribe for 0.81790023 common shares, exercisable for whole common shares only, meaning 1.22264301 Rights were required to purchase one common share (the “Basic Subscription Privilege”). In accordance with applicable law, the Rights Offering included an additional subscription privilege (the “Additional Subscription Privilege”) under which eligible holders of Rights who fully exercised the Rights issued to them under their Basic Subscription Privilege, were entitled to subscribe for additional common shares, on a pro rata basis, that were not otherwise subscribed for under the Basic Subscription Privilege.

DIRTT issued an aggregate of 67,379,471 common shares pursuant to the Basic Subscription Privilege and 18,334,814 common shares pursuant to the Additional Subscription Privilege. As a result of the common shares issued under the Basic Subscription Privilege and Additional Subscription Privilege, no common shares were available for issuance pursuant to the Standby Purchase Agreement.

15. COMMITMENTS

As at March 31, 2024, the Company had outstanding purchase obligations of approximately $1.1 million related to inventory and property, plant and equipment purchases (December 31, 2023 – $2.8 million). As at March 31, 2024, the Company had undiscounted operating lease liabilities of $43.4 million (December 31, 2023 – $45.1 million).

Subsequent to March 31, 2024, the Company extended the term of the lease agreement for the Calgary headquarters by 3 years, effective April 2024. Undiscounted rent obligations associated with this lease are $1.4 million.

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

Pursuant to the Debt Settlement Agreement, the Company agreed to repay the Debt by either, or a combination of (i) a payment in cash by the Company to the 22NW Group, and/or (ii) the issuance of equity securities of the Company to the 22NW Group. The liability as at March 31, 2023 was revalued using the closing common share price at March 31, 2023, and a $2.1 million liability and expense was recorded in the financial statements.

In connection with the Debt Settlement Agreement, on March 15, 2023, the Company entered into a share issuance agreement with the 22NW Group, pursuant to which the Company agreed to repay the Debt with the issuance to the 22NW Group of 3,899,745 common shares at a deemed price of $0.40 per common share, subject to approval by the Company’s shareholders which was obtained at the Company’s annual and special shareholder meeting held on May 30, 2023.

Other related party transactions for the three months ended March 31, 2024 and March 31, 2023, relate to the sale of DIRTT products and services to the 22NW Group for $nil and $0.3 million, respectively. $Nil and $0.2 million was included in the Trade and accrued receivable balance as at March 31, 2024 and March 31, 2023, respectively. The sale to 22NW Group was based on price lists in force and terms that are available to all employees.

As at March 31, 2024, C$18.9 million and C$13.6 million of the January Debentures and December Debentures, respectively, are held by 22NW Group (December 31, 2023 – C$18.9 million and C$13.6 million, respectively). Interest earned on such Debentures for the three months ended March 31, 2024 and March 31, 2023 is $0.4 million and $nil, respectively. Interest is earned on terms applicable to all Debenture holders.

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

Key First Quarter Highlights

•
On January 9, 2024, the Company announced the completion of the Rights Offering (as defined below) to its common shareholders and the issuance of 85,714,285 common shares at a price of C$0.35 ($0.26) per whole common share for aggregate gross proceeds of C$30.0 million ($22.4 million) (the “Rights Offering”). DIRTT issued an aggregate of 67,379,471 common shares pursuant to the Basic Subscription Privilege and 18,334,814 common shares pursuant to the Additional Subscription Privilege. As a result of the common shares issued under the Basic Subscription Privilege and Additional Subscription Privilege, no common shares were available for issuance pursuant to the Standby Purchase Agreement.
•
On February 15, 2024, the Company commenced a substantial issuer bid and tender offer (the “Issuer Bid”), through which we offered to purchase the Debentures from holders for subsequent cancellation. On March 22, 2024, the Issuer Bid expired and DIRTT purchased C$4.7 million aggregate principal amount of its then issued and outstanding 6.00% convertible unsecured subordinated debentures due January 31, 2026 (the “January Debentures”) and C$5.8 million aggregate principal amount of its then issued and outstanding 6.25% convertible unsecured subordinated debentures due December 31, 2026 (the “December Debentures”, and collectively with the January Debentures, the “Debentures”), representing approximately 11.66% of the January Debentures and 16.50% of the December Debentures issued and outstanding at the time. The Company took up all the Debentures tendered pursuant to the Issuer Bid for aggregate consideration of C$7.0 million (including interest of C$0.1 million) resulting in a $2.9 million gain on extinguishment of debt.
•
Revenue for the quarter ended March 31, 2024 was $40.8 million, an increase of $4.1 million or 11.3% from $36.7 million for the same period of 2023. The increase in revenue, as compared to the same period of 2023, was primarily driven by an increase in volume in the commercial and government sectors.
•
Gross profit and gross profit margin for the quarter ended March 31, 2024 was $14.6 million or 35.9% of revenue, an increase from $8.7 million or 23.7% of revenue for the quarter ended March 31, 2023. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the three months ended March 31, 2024 was $15.5 million. This represents an increase of $5.0 million from the comparative period in 2023. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the first quarter of 2024 increased to 37.9% from 28.5% in the comparative period. The increase in Adjusted Gross Profit and Adjusted Gross Profit Margin compared to the previous year period is a result of improved product mix, improved labor efficiency, and better fixed cost leverage.

•
Net income after tax for the first quarter of 2024 was $3.0 million compared to an $11.4 million net loss after tax for the same period of 2023. The increase in net income is primarily the result of a $6.0 million higher gross profit margin (as explained above), a $3.9 million decrease in operating expenses, a $2.9 million increase in gain on extinguishment of debt, a $1.2 million increase in foreign exchange gain, a $0.5 million increase in interest income, and a $0.1 million decrease in interest expense, offset by a $0.1 million decrease in government subsidies.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the first quarter of 2024 was $2.7 million, or 6.5% of revenue, an improvement of $6.2 million from a $3.5 million loss, or (9.6)% of revenue, for the first quarter of 2023. Higher Adjusted EBITDA was driven by improved gross margin and cost reduction measures taken by the Company over the past two years.
•
Cash on hand increased by $14.1 million in the first quarter of 2024 compared to $2.7 million of cash used in the first quarter of 2023. Our cash flow in the first quarter of 2024 benefited from net proceeds of $21.3 million from the Rights Offering and improved operational results, offset by a decrease in working capital of $10.6 million (mainly due to timing of payables and $5.2 million of debt payment under the Issuer Bid).

Pipeline

Qualified leads, defined as quantity of projects being pursued, and our pipeline, defined as working with an engaged client on assessment of DIRTT as a prefabricated interior solution provider are disclosed below. We use these to measure expected near term performance given that our operating environment has been prone to change due to macroeconomic factors such as worksite labor availability, interest rate changes, and potential recessionary impacts on construction projects.

As of April 1, 2024, our twelve-month forward pipeline grew by 7% year-over-year and marginally from January 1, 2024, illustrated in the table below.

	As at
	April 1, 2024	January 1, 2024	% Change	April 1, 2023	% Change
Twelve Month Forward Pipeline ($ 000s)
Commercial	175,203	176,789	(1)	160,636	9
Healthcare	45,658	41,221	11	45,900	(1)
Government	33,017	34,813	(5)	30,676	8
Education	16,505	17,117	(4)	14,987	10
	270,383	269,940	1	252,199	7
Leads (#)	1,184	861	38	969	22

DIRTT continues to experience pipeline growth as the U.S. economy saw above-trend quarterly GDP growth in the third and fourth quarters of 2023. Our internal and external economic indicators imply continued growth for the twelve-month forward pipeline and the U.S. economy. Our healthcare segment has returned to growth due to several 2025 projects entering our twelve-month view of the pipeline. Due to the inherently long sales cycle in our healthcare segment, this pipeline tends to experience more volatility than our other segments.

We are highly cognizant of two risks facing our business in the year ahead; continued uncertainty in the commercial real estate markets and the possibility of re-inflation in U.S. headline CPI. We are closely monitoring economic data tied to their performance. To mitigate these risks, we are growing the pipeline and implementing strict cost controls to preserve our margins.

Outlook

As we continue into 2024, internal indicators and external economic indicators show a positive trajectory for the U.S. economy. Real GDP Growth in the third and fourth quarters of 2023 was above trend. Consumer spending, employment, and construction activity continue to improve from the post-COVID period.

However, we are highly cognizant of two risks facing our business in the year ahead. Firstly, the commercial office market has yet to bottom or return to expansionary activity. As a business with a small overall market penetration, we are focused on cost control and process efficiencies to position ourselves to gain market share. Secondly, we are closely monitoring our input costs amid the likelihood that the U.S. Federal Reserve will not return headline CPI to a 2% annualized rate. Additionally, a recent proposal by President Biden to triple tariffs on Chinese aluminum to 22.5% as well as to sanction Russian aluminum on the London Metal Exchange have created price inflation in our primary material input. If the increase in aluminum prices persists, we will have to consider the effect on our business, including consideration of increasing prices in response.

Even as we face these risks, we have positioned DIRTT over the past year to better withstand adverse economic conditions. Our gross profit margin in the first quarter of 2024 compared to the first quarter of 2023 improved from 23.7% to 35.9%. Our Adjusted Gross Profit Margins have improved from 28.5% to 37.9% year-over-year. Furthermore, our operating expenses decreased by 21% compared to the first quarter of 2023. All these efforts yielded Adjusted EBITDA Margin of 6.5% in the first quarter of 2024 compared to (9.6)% in the first quarter of 2023.

With the Rights Offering completed in the first quarter of 2024, we have improved our cash balance from $8.1 million at March 31, 2023 to $39.0 million as of March 31, 2024. We have also deleveraged our balance sheet through the Issuer Bid, pursuant to which we repurchased C$10.5 million ($7.8 million) principal amount of our Debentures in March 2024.

As we continue to ramp up into our seasonally stronger quarters, we are preparing to preserve our Adjusted Gross Profit Margins and delivering on-time and in-full to our valued customers. We will continue to invest in our commercial business and pursue opportunities and partnerships to support our revenue growth.

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

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), tax consequences, reorganization expense, one-time non-recurring charges or gains (such as gain on extinguishment of debt), and stock-based compensation. We remove the impact of foreign exchange gain (loss) from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA.

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

The following non-GAAP financial measures are presented in this Quarterly Report, and a description of the calculation for each measure is included.

Adjusted Gross Profit	Gross profit before deductions for costs of depreciation and amortization

Adjusted Gross Profit Margin	Adjusted Gross Profit divided by revenue

EBITDA	Net income before interest, taxes, depreciation and amortization

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

Results of Operations

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

	For the Three Months Ended March 31,
	2024	2023	% Change
	($ in thousands)
Revenue	40,847	36,708	11
Gross Profit	14,648	8,682	69
Gross Profit Margin	35.9%	23.7%
Operating expenses
Sales and marketing	5,920	5,515	7
General and administrative	4,566	5,833	(22)
Operations support	1,775	1,990	(11)
Technology and development	1,251	1,539	(19)
Stock-based compensation	675	796	(15)
Reorganization	138	1,071	(87)
Impairment charge on Rock Hill Facility	530	-	100
Related party expense	-	2,056	(100)
Total operating expenses	14,855	18,800	(21)
Operating income (loss)	(207)	(10,118)	98
Operating margin	(0.5)%	(27.6)%
Government subsidies	-	148	(100)
Gain on extinguishment of convertible debt	2,931	-	100
Foreign exchange gain (loss)	919	(261)	452
Interest income	489	4	12,125
Interest expense	(1,054)	(1,207)	13
	3,285	(1,316)	350
Net profit (loss) before tax	3,078	(11,434)	127
Current and deferred income tax expense	33	-	100
	33	-	100
Net income (loss) after tax	3,045	(11,434)	127

Revenue

Revenue reflects sales to our Construction Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended March 31,
	2024	2023	% Change
	($ in thousands)
Product	34,876	31,481	11
Transportation	3,955	3,788	4
License fees from Construction Partners	208	207	0
Total product revenue	39,039	35,476	10
Installation and other services	1,808	1,232	47
	40,847	36,708	11

Revenue for the three months ended March 31, 2024, was $40.8 million, an increase of $4.1 million compared to $36.7 million in the comparative period of 2023 as the first quarter of 2024 included a higher volume of larger projects than the first quarter of 2023 in the commercial sector, particularly in the retail and finance industries, as well as the government sector.

Installation and other services revenue was $1.8 million for the quarter ended March 31, 2024 compared to $1.2 million in the quarter ended March 31, 2023. This revenue primarily reflects services performed by our ICE and design teams for third parties. Except in limited circumstances, our Construction Partners, rather than the Company, perform installation services; accordingly, we are not anticipating significant growth in this revenue stream.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At March 31, 2024, we had 74 Construction Partners (March 31, 2023: 67; December 31, 2023: 72) servicing multiple locations.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. While all sectors have been challenged by the macroeconomic factors discussed previously, we are seeing increased growth in our commercial sector. We believe that an increase in new construction starts and the heightened need for adaptability and flexibility in the years after the COVID-19 pandemic have increased the demand for our products. We continue to see growth opportunities in the healthcare and education sectors and have restructured our sales leadership function, prioritizing oversight of these verticals.

The following table presents our product and transportation revenue by vertical market:

	For the Three Months Ended March 31,
	2024	2023	% Change
	($ in thousands)
Commercial	30,179	24,504	23
Healthcare	3,049	6,171	(51)
Government	3,475	2,707	28
Education	2,128	1,887	13
License fees from Construction Partners	208	207	0
Total product revenue	39,039	35,476	10
Service revenue	1,808	1,232	47
	40,847	36,708	11

	For the Three Months Ended March 31,
	2024	2023
	(in %)
Commercial	78	70
Healthcare	8	17
Government	9	8
Education	5	5
Total Product Revenue(1)	100	100

(1) Excludes license fees from Construction Partners.

Commercial revenues increased by 23% from the prior year period. Healthcare revenues decreased by 51% in the first quarter of 2024 from the same period of 2023. The quarter ended March 31, 2023 included a higher volume of large healthcare projects compared to the quarter ended March 31, 2024. Such sales tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. Government revenues in the first quarter of 2024 increased by 28% from the prior year period. Similar to healthcare, government revenues tend to be larger individual projects. Education sales in the first quarter of 2024 increased 13% from the same period of 2023. The education sector included a higher magnitude of smaller projects in the first quarter of 2024 than in the first quarter of 2023.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Three Months Ended March 31,
	2024	2023	% Change
	($ in thousands)
Canada	3,069	4,912	(38)
U.S.	37,778	31,796	19
	40,847	36,708	11

The first quarter of 2024 included a higher proportion of sales to customers in the United States than to those in Canada, 8% of sales for the period were in Canada, with the rest occurring in the United States, compared to 13% of sales to Canada in the first quarter of 2023. Historically, approximately 11-15% and 85-89% of DIRTT’s revenues have been derived from sales to Canada and the United States, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.4 million to $5.9 million for the three months ended March 31, 2024 from $5.5 million for the three months ended March 31, 2023. The increase was driven by a $0.5 million increase in salaries and benefits, a $0.2 million increase in commissions costs and a $0.1 million increase in professional services costs associated with recruiting efforts, offset by a $0.4 million decrease in building and office expenses.

General and Administrative Expenses

General and administrative expenses decreased by $1.3 million to $4.6 million for the three months ended March 31, 2024 from $5.8 million for the three months ended March 31, 2023. The decrease was primarily related to a $0.4 million decrease in professional services costs (which included a $0.8 million insurance recovery and $0.5 million costs associated with the Issuer Bid), a $0.4 million decrease in salaries and benefits costs, a $0.3 million decrease in office costs and communications costs, a $0.2 million decrease in public company costs and Board of Directors fees, and a $0.1 million decrease in travel and entertainment costs. These decreases were offset by $0.2 million higher operating costs in our leased office space.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Construction Partner project execution and our manufacturing operations. Operations support expenses decreased by $0.2 million from $2.0 million for the three months ended March 31, 2023 to $1.8 million for the three months ended March 31, 2024. The decrease was primarily related to a $0.1 million decrease in salaries and benefits costs and a $0.1 million decrease in professional service costs.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses decreased by $0.2 million to $1.3 million for the three months ended March 31, 2024, compared to $1.5 million for the three months ended March 31, 2023, primarily related to a $0.2 million decrease in salaries and benefits costs.

Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2024 was $0.7 million compared to $0.8 million in the same period of 2023. The decrease in this expense was largely due to a higher number of RSUs compared to the prior year’s period. The decrease in RSU expense was offset by a higher DSU expense as a result of a higher share price during the first quarter of 2024.

Reorganization

Reorganization expenses for the quarter of $0.1 million decreased from $1.1 million in the prior period. Current quarter costs relate primarily to movement of inventory from the Rock Hill Facility, while the reorganization costs in the first quarter of 2023 were largely made up of termination costs associated with actions taken to streamline our back office and operational support functions. No new reorganization initiatives were undertaken in the first quarter of 2024.

Impairment Charge on Rock Hill Facility

On September 27, 2023, the Company decided to permanently close the Rock Hill Facility in South Carolina. Certain assets, including manufacturing equipment, which met held-for-sale criteria at that time were reclassified from property, plant and equipment. At March 31, 2024, we determined that the assets held for sale balance of $0.5 million was to be reduced to $nil resulting in a $0.5 million impairment charge for the quarter. While we will continue to pursue a sale of the assets, we were not able to determine the likelihood of recoverability based on the current market interest in the equipment.

Gain on Extinguishment of Debt

The Company recognized a gain on extinguishment of debt of C$3.9 million ($2.9 million) following the Issuer Bid. At the expiration of the Issuer Bid, C$4.7 million ($3.5 million) aggregate principal amount of the January Debentures and C$5.8 million ($4.3 million) aggregate principal amount of December Debentures were validly deposited and not withdrawn, representing approximately 11.66% of the January Debentures and 16.50% of the December Debentures issued and outstanding at that time. The Company took up all the Debentures tendered pursuant to the Issuer Bid for aggregate consideration of C$7.0 million ($5.2 million) (comprised of C$6.9 million ($5.1 million) repayment on principal and interest of C$0.1 million ($0.1 million)). In accordance with GAAP, it was determined that the C$6.9 million ($5.1 million) repayment on principal triggered an extinguishment of debt. The gain on extinguishment of C$3.9 million ($2.9 million) of debt was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs of C$0.4 million ($0.2 million).

Related Party Expense

On March 15, 2023, the Company entered into a Debt Settlement Agreement (the "Debt Settlement Agreement") with 22NW Fund, LP ("22NW") and Aron English, 22NW's principal and a director of DIRTT, (together, the "22NW Group") who, collectively, beneficially owned approximately 19.5% of the Company’s issued and outstanding common shares at such time. Pursuant to the Debt Settlement Agreement, the Company agreed to reimburse the 22NW Group for the costs incurred by the 22NW Group in connection with the contested director election at the annual and special meeting of shareholders of the Company held on April 26, 2022, being $1.6 million (the “Debt”).

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

Government Subsidies

The Company was not eligible for, and did not receive, any new government subsidies in the quarter ended March 31, 2024. Comparatively, the Company received $0.1 million of interest with the collection of the Emergency Retention Credit during the three months ended March 31, 2023.

Interest Expense

Interest expense decreased by $0.1 million from $1.2 million in the quarter ended March 31, 2023, to $1.1 million in the quarter ended March 31, 2024, due to foreign exchange impacts of a weakening Canadian dollar and the decrease in equipment lease balances caused by early settlement of the U.S. Leasing Facility (as defined herein) in the fourth quarter of 2023.

Income Tax

The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. As at March 31, 2024, the Company had a valuation allowance of $33.9 million (December 31, 2023: $34.5 million) against deferred tax assets due to ongoing near term uncertainties on the business caused by the COVID-19 pandemic and the related decline in business activity which impacted our ability to generate sufficient taxable income in Canada and the United States to fully deduct historical losses. The Company will continue to evaluate indicators on whether a valuation allowance continues to be needed. For the quarter ended March 31, 2024, the Company utilized a balance of its non-capital loss carry-forwards in Canada and the United States. As at March 31, 2024, we had C$107.6 million of non-capital loss carry-forwards in Canada and $55.0 million in the United States. These loss carry-forwards will begin to expire in 2035.

Net Income After Tax

Net income after tax increased to $3.0 million or $0.02 basic and $0.01 diluted net income per share, respectively, in the three months ended March 31, 2024, from a net loss after tax of $11.4 million or a $0.10 basic and diluted net loss per share for the three months ended March 31, 2023. The increase in net income is primarily the result of a $6.0 million higher gross profit, a $3.9 million decrease in operating expenses, which includes a $0.9 million decrease in reorganization expenses offset by a $0.5 million impairment charge related to the Rock Hill Facility closure, a $2.9 million gain on extinguishment of debt, a $1.2 million increase in foreign exchange gain, a $0.5 million increase in interest income, and a $0.1 million decrease in interest expense. These were offset by a $0.1 million decrease in government subsidies.

EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2024 and 2023

The following table presents a reconciliation for the results of the three months ended March 31, 2024 and 2023 of EBITDA and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net income (loss) after tax for the period	3,045	(11,434)
Add back (deduct):
Interest expense	1,054	1,207
Interest income	(489)	(4)
Income tax expense	33	-
Depreciation and amortization	1,534	2,675
EBITDA	5,177	(7,556)
Foreign exchange (gain) loss	(919)	261
Stock-based compensation	675	796
Government subsidies	-	(148)
Related party expense(2)	-	2,056
Reorganization expense(3)	138	1,071
Gain on extinguishment of convertible debt(3)	(2,931)	-
Impairment charge on Rock Hill Facility (3)	530	-
Adjusted EBITDA	2,670	(3,520)
Net Income (Loss) Margin(1)	7.5%	(31.1)%
Adjusted EBITDA Margin	6.5%	(9.6)%

(1) Net income (loss) after tax divided by revenue.

(2) The related party transaction is a non-recurring transaction that is not core to our business and is excluded from the Adjusted EBITDA calculation (Refer to Note 16 of the consolidated interim financial statements).

(3) Reorganization expenses, the gain on extinguishment of convertible debt and the impairment charge on the Rock Hill Facility are not core to our business and are therefore excluded from the Adjusted EBITDA calculation (Refer to Note 4 and Note 5 of the consolidated interim financial statements).

For the three months ended March 31, 2024, Adjusted EBITDA and Adjusted EBITDA Margin increased by $6.2 million to $2.7 million and 6.5%, respectively, from a $3.5 million loss and (9.6)% in the same period of 2023. This primarily reflects a $5.0 million increase in Adjusted Gross Profit, a $0.4 million decrease in professional services costs, a $0.6 million decrease in office, building and communication costs and a $0.2 million decrease in other discretionary operating expenses.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three Months Ended March 31, 2024 and 2023

The following table presents a reconciliation for the three months ended March 31, 2024 and 2023 of Adjusted Gross Profit to our gross profit, which is the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
	($ in thousands)
Gross profit	14,648	8,682
Gross profit margin	35.9%	23.7%
Add: Depreciation and amortization expense	844	1,783
Adjusted Gross Profit	15,492	10,465
Adjusted Gross Profit Margin	37.9%	28.5%

For the quarter ended March 31, 2024, gross profit and gross profit margin increased to $14.6 million and 35.9%, respectively, from $8.7 million and 23.7% for the same period of 2023. Adjusted Gross Profit and Adjusted Gross Profit Margin increased to $15.5 million and 37.9% for the three months ended March 31, 2024, from $10.5 million and 28.5% for the three months ended March 31, 2023.

The improvement in Adjusted Gross Profit was a result of improved product mix, a reduction in fixed costs, and management of labor hours throughout the period to offset the inflationary impacts on material costs. Fixed costs decreased $0.6 million for the quarter ended March 31, 2024 as we aligned overhead costs and support with current operations after having finalized the decision to close the Rock Hill Facility in the third quarter of 2023. Idle facility costs incurred at the Rock Hill Facility were $0.5 million for the three months ended March 31, 2024 (2023 – $0.4 million). We continue to evaluate options to sublease the Rock Hill Facility to recover the costs of the facility.

Liquidity and Capital Resources

As at March 31, 2024, the Company had $39.0 million of cash on hand and C$10.1 million ($8.5 million) of available borrowings, compared to $24.7 million of cash on hand and C$13.6 million ($10.3 million) of available borrowings as at December 31, 2023. Through the first three months of fiscal 2024, the Company generated $14.1 million of cash flow compared to a cash usage of $2.7 million in the first three months of fiscal 2023. Cash generated included cash flows from the Rights Offering of $21.3 million and improved operational results, offset by a decrease in working capital of $10.6 million (mainly due to timing of payables and $5.2 million repayment of debt under the Issuer Bid).

We have implemented multiple price increases to mitigate the impact of inflation on raw materials and improve liquidity during the past two years. These actions have resulted in a meaningful improvement in our gross profit margins and higher net profit and have served to stabilize our cash usage to operate the business. Gross profit for the three months ended March 31, 2024 was $14.6 million, or 35.9%. The same period of 2023 generated gross profit of $8.7 million, or 23.7%.

Over the same period, we have executed upon several initiatives to improve liquidity. First, in May 2023, we entered into an agreement with AWI resulting in the receipt of $12.8 million of cash throughout 2023. Second, in March 2023, we entered into an agreement to sublease our Dallas “DXC” to one of our Construction Partners in that region. Under the sublease agreement, the subtenant has assumed responsibility for the monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through December 31, 2024, providing us annualized savings of approximately $1 million. We are continuing to evaluate other properties for sale and leaseback or sublease opportunities, including our Rock Hill Facility, and expect these initiatives to result in positive cash inflows in 2024. Third, we completed a private placement of 8,667,449 common shares in November 2022 for aggregate gross proceeds of $2.8 million (the “Private Placement”), with certain significant shareholders and directors and officers of the Company to bridge cash requirements before the completion and closing of the noted strategic transactions. The Company entered into irrevocable subscription agreements with its two largest shareholders, 22NW and 726 BC LLC and 726 BF LLC (together “726” (which subsequently transferred its holdings to WWT Opportunity #1) and all the directors and officers of the Company on November 14, 2022, to issue 8.7 million shares for gross consideration of $2.8 million. The Private Placement closed on November 30, 2022.

On November 21, 2023, the Company announced the Rights Offering, which closed on January 9, 2024, for aggregate gross proceeds of C$30.0 million and net proceeds of $21.3 million.

On February 4, 2024, the Company entered into a Litigation Funding Agreement with a third party for the funding of up to $4.0 million of litigation costs in respect of specific claims against Falkbuilt, Inc., Falkbuilt Ltd. and Henderson. In return, the Company has agreed to pay from any proceeds received from the settlement of such claims, a reimbursement of funded amounts plus diligence and underwriting costs, plus a multiple of such funded amount based on certain milestones. As part of this agreement, the Company is subject to a general security arrangement over its assets.

On February 15, 2024, the Company announced a substantial issuer bid and tender offer (the "Issuer Bid"), under which the Company offered to repurchase for cancellation: (i) up to C$6,000,000 principal amount of the January Debentures at a purchase price of C$720 per C$1,000 principal amount of January Debentures; and (ii) up to C$9,000,000 principal amount of the December Debentures at a purchase price of C$600 per C$1,000 principal amount of December Debentures. Holders of Debentures who validly tendered and did not withdraw their Debentures received the applicable purchase price, plus a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures were taken up by the Company. The applicable purchase price was denominated in Canadian dollars and payments of amounts owed to holders of deposited Debentures, including for interest, were made in Canadian dollars. The Issuer Bid expired on March 22, 2024 and DIRTT purchased C$4.7 million ($3.5 million) aggregate principal amount of the January Debentures and C$5.8 million ($4.3 million) aggregate principal amount of the December Debentures, representing approximately 11.66% of the January Debentures and 16.50% of the December Debentures issued and outstanding at that time. The Company took up all the Debentures tendered pursuant to the Offer for aggregate consideration of C$7.0 million ($5.2 million) (comprised of C$6.9 million ($5.1 million) repayment on principal and interest of C$0.1 million ($0.1 million)).

While we are encouraged by the improved profitability and cash flow, we have continued to evaluate our fixed cost structure and overhead in light of recent macroeconomic uncertainty. We have implemented multiple restructuring initiatives designed to align our cost structure with current expected levels of demand. In addition, the Company has reduced headcount by approximately 16% from January 2022 through March 2024.

In January 2021, we issued C$40.3 million of the January Debentures for net proceeds after costs of C$37.6 million ($29.5 million). The January Debentures accrue interest at a rate of 6.00% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and be repayable on January 31, 2026. Interest and principal are payable in cash or shares at the option of the Company. As a result of the Rights Offering, the conversion price of the January Debentures was adjusted to C$4.03 per common share, representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures. As at March 31, 2024, C$18.9 million ($13.9 million) principal amount of the January Debentures are held by a related party, 22NW. Aron English, manager of 22NW Fund GP, LLC, the general partner of 22NW, is a director of the Company.

On December 1, 2021, we issued C$35.0 million of the December Debentures for net proceeds after costs of C$32.7 million ($25.6 million). The December Debentures accrue interest at a rate of 6.25% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.20 per common share, or if not converted will mature and be repayable on December 31, 2026. Interest and principal are payable in cash or shares at the option of the Company. As a result of the Rights Offering, the conversion price of the December Debentures was adjusted to C$3.64 per common share, representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures. As at March 31, 2024, C$13.6 million ($10.0 million) principal amount of the December Debentures are held by a related party, 22NW.

In February 2021, we entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility has a borrowing base of C$15 million and a one-year term. Effective October 2023, inventory was scoped out of the Borrowing Base. On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Refer to discussion in “Credit Facility” herein for additional information.

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) with RBC of which C$4.4 million ($3.4 million) has been drawn and C$3.8 million ($2.9 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. During 2023, the Company had a $14.0 million equipment leasing facility, with RBC and one of its affiliates, in the United States, of which $13.3 million was drawn and repaid (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”). In connection with the Company’s decision to close the Rock Hill Facility, we settled the liability related to the U.S. Leasing Facility ($7.8 million). The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, we released $2.6 million of restricted cash during 2023.

The following table summarizes our consolidated cash flows for the periods indicated:

	For The Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net cash flows used in operating activities	(2,043)	(988)
Net cash flows provided by (used in) investing activities	281	(983)
Net cash flows provided by (used in) financing activities	16,123	(668)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(230)	(36)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,131	(2,675)
Cash, cash equivalents and restricted cash, beginning of year	25,099	14,239
Cash, cash equivalents and restricted cash, end of period	39,230	11,564

Operating Activities

Net cash flows used in operating activities were $2.0 million for the three months ended March 31, 2024 compared to $1.0 million in the same period of 2023. The increase in cash flows used in operations is largely due to a $10.6 million decrease in working capital compared to the first quarter of 2023, offset by the $6.2 million increase in Adjusted EBITDA and a $0.9 million decrease in reorganization expenses. Working capital in the first quarter of 2023 benefited from the receipt of $4.8 million related to the Employee Retention Credit and the elimination of the quick pay discount for our customers during the third quarter of 2023. First quarter 2024 working capital was impacted by the timing of payables relative to period end.

Investing Activities

We invested $0.3 million in property, plant and equipment during the three months ended March 31, 2024, compared to $0.4 million in the three months ended March 31, 2023. This expenditure consisted of $0.1 million of information technology and $0.2 million of manufacturing upgrades in the first quarter of 2024. We invested $0.4 million on capitalized software during the three months ended March 31, 2024, compared to $0.5 million for the three months ended March 31, 2023. During the first quarter of 2024, we sold $1.0 million of assets classified as held for sale as a result of the closure of the Rock Hill Facility, for proceeds of $1.0 million.

Financing Activities

For the three months ended March 31, 2024, $16.1 million of cash was provided by financing activities compared to $0.7 million of cash used for the same period of the prior year. The cash provided comprised mainly of $21.3 million of net proceeds received from the Rights Offering offset by $5.1 million repayment of Debentures as a result of the Issuer Bid and scheduled payments under the Leasing Facilities. During the three months ended March 31, 2024, we incurred $0.1 million of spend on employee tax payments on vesting of RSUs, compared to $0.03 million in the same period of 2023.

Credit Facility

On February 12, 2021, the Company entered into the RBC Facility. Under the RBC Facility, the Borrowing Base is up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. Interest was calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability”, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash is less than C$5.0 million, the Company was subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR was below 1.10:1 for the three immediately preceding months, the Company was required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities. Had an event of default occurred or the Aggregate Excess Availability been less than C$6.25 million for five consecutive business days, the Company would have entered a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances would set-off any borrowings and any remaining amounts made available to the Company.

On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility had a maximum borrowing base of C$15 million and a one-year term. Interest was calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 200 basis points. Under the Extended RBC Facility, until such time that the trailing twelve-month FCCR was above 1.25 for three consecutive months, a cash balance equivalent to one-year’s worth of Leasing Facilities payments would be maintained. Effective October 2023, inventory was scoped out of the Borrowing Base.

On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The maximum availability under the Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case, plus 200 basis points. At March 31, 2024, available borrowings are C$10.1 million ($8.5 million) (December 31, 2023 – C$13.6 million ($10.3 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Second Extended RBC Facility removed the three-month FCCR covenant, which resulted in the release of $0.1 million of restricted cash during the first quarter of 2024 (the Company had $0.4 million restricted cash as at December 31, 2023).

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

As part of the decision to close the Rock Hill Facility, the Company fully settled the liability related to the U.S. Leasing Facility of $7.8 million in the fourth quarter of 2023. The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, $2.6 million was released from restricted cash during 2023.

The Company did not make any draws on the Canadian Leasing Facilities during the first quarter of 2024 and the year ended December 31, 2023 under the Canada Leasing Facility.

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

Contractual Obligations

Since our disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K, the following material contractual changes have occurred:

•
additional commitments related to the extension of our Calgary headquarters for an additional three years beyond the original term;
•
the repurchase and cancellation of C$10.5 million of principal of our convertible debt under the Issuer Bid

See Note 15, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the three months ended March 31, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 3, “Adoption of New and Revised Accounting Standards” to our condensed consolidated interim financial statements appearing in this Quarterly Report.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 3, “Adoption of New and Revised Accounting Standards,” to our condensed consolidated interim financial statements and “–Significant Accounting Policies and Estimates” appearing in this Quarterly Report.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

DIRTT is pursuing multiple lawsuits against its founders, Mogens Smed and Barrie Loberg, as well as Falkbuilt Ltd. and Falkbuilt, Inc. (collectively, “Falkbuilt”) and related individuals and corporations. DIRTT alleges breaches of fiduciary duties and non-competition and non-solicitation covenants, and the misappropriation of its confidential and proprietary information (in violation of numerous U.S. state and federal laws pertaining to the protection of trade secrets and proprietary information and the prevention of false advertising and deceptive trade practices). Except as described below, there have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We recently requested the Court of King’s Bench of Alberta to schedule the summary judgment application for our Canadian litigation. The court has proposed three potential dates in September 2025 and we expect to have the date finalized in the next several weeks. In the Canadian Non-Compete Case, on February 14, 2023, the Court of King’s Bench of Alberta granted DIRTT’s application to schedule the hearing of its summary judgment application and dismissed Falkbuilt’s cross-application to strike the summary judgment application. DIRTT’s. The is aggressively pursuing its summary judgment application has been scheduled for September 22-26, 2025.

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

The Texas Unfair Competition Case was dismissed, without prejudice, in reliance upon the now-reversed decision in the Utah Misappropriation Case, described above. DIRTT appealed that decision, and the United States Court of Appeals for the Fifth Circuit stayed the appeal pending the Tenth Circuit ruling at Falkbuilt's request. After prevailing in the Tenth Circuit, DIRTT asked Falkbuilt if it would, consistent with its prior representations, agree to remand the appeal to the Texas Court for disposition to Utah. Falkbuilt refused and DIRTT filed a Motion to Remand. The Court denied the Motion for Remand without prejudice and asked for full briefing. Prior to the argument, DIRTT sought leave to amend the Utah claims to include the Texas claims and notified the Fifth Circuit Court of Appeals of the proposed amendment in Utah. Falkbuilt did not object to the amendment, but answered the Complaint and reserved the right to dismiss the Amended Complaint on grounds of inconvenient forum or international comity. The Amended Complaint not only presents the Texas claims in Utah but also updates DIRTT’s allegations as to events and damages incurred during the time the parties were participating in the appellate process. Argument proceeded on December 7, 2023 in New Orleans. The Tenth Circuit ultimately denied Falkbuilt’s appeal to have the Texas claims joined in Canada and those claims are in Utah. Notwithstanding all the prior litigation, Falkbuilt has again moved to stay the Utah case and move it, including the Texas claims, to Canada. DIRTT has vigorously opposed these motions and commenced discovery. Falkbuilt’s response to pending discovery are due shortly. Briefing on Falkbuilt’s motion to stay the case and renewed motion to move it to Canada will be fully briefed shortly. DIRTT is proceeding as though the Motions will be denied.

On April 25, 2024, DIRTT filed a Statement of Claim at the Court of the King’s Bench of Alberta against McMillan LLP, one of their partners and several former Directors of DIRTT for negligence and breach of fiduciary duties. The Claim explains that as a result DIRTT has suffered loss and damages and seeks compensation for damages of approximately C$30 million.

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

4.4

Shareholder Rights Plan Agreement, dated as of March 22, 2024, by and between DIRTT Environmental Solutions Ltd. and Computershare Trust Company of Canada, as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed March 25, 2024).

10.1*†	Indemnity Agreement, dated March 4, 2024, between DIRTT Environmental Solutions Ltd and Shalima Pannikode.
10.2

Third Amendment to Loan Agreement, dated February 9, 2024, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.39 to the Registrant's Form 10-K, File No. 001-39061, filed on February 21, 2024).

10.3

Term Sheet, dated as of March 17, 2024, by and between DIRTT Environmental Solutions Ltd. and 22NW Fund, LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed March 25, 2024).

10.4

Support and Standstill Agreement, dated as of March 22, 2024, by and between DIRTT Environmental Solutions Ltd. and 22NW Fund, LP (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, File No. 001-39061, filed on March 25, 2024).

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

Date: May 8, 2024