Form 10-Q
period 2024-06-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2024-08-07
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The registrant had 192,967,643 common shares outstanding as of July 31, 2024.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those contained in, or expressed or implied by such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 21, 2024 (the “Annual Report on Form 10-K”), as supplemented by the risk factors in our subsequently filed Quarterly Reports on Form 10-Q and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•
general economic and business conditions in the jurisdictions in which we operate;
•
our ability to implement our strategic plan, including realization of benefits from certain cost-optimization initiatives undertaken since 2022 and into 2024, and the ability of our board of directors (“Board of Directors” or “Board”) to successfully implement its transformation plan;
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
•
the significant amount of control our two largest shareholders are able to exercise over the Company due to their ownership of our common shares, and the potential for further concentration of ownership in the Company if the Amended and Restated SRP (as defined herein), which is currently effective but subject to shareholder ratification, is not ratified at the SRP Meeting (as defined herein);
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at June 30,	As at December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	39,529	24,744
Restricted cash	241	355
Trade and accrued receivables, net of expected credit losses of $0.1 million at June 30, 2024 and at December 31, 2023	17,726	15,787
Other receivables	746	484
Inventory	14,912	16,577
Prepaids and other current assets	3,520	4,023
Assets held for sale	-	1,555
Total Current Assets	76,674	63,525
Property, plant and equipment, net	22,546	25,077
Capitalized software, net	2,827	2,450
Operating lease right-of-use assets, net	27,925	29,813
Other assets	3,353	3,452
Total Assets	133,325	124,317
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	16,740	19,880
Other liabilities	3,025	2,482
Customer deposits and deferred revenue	2,910	5,290
Current portion of long-term debt and accrued interest	725	841
Current portion of lease liabilities	5,687	5,255
Total Current Liabilities	29,087	33,748
Long-term debt	45,847	55,267
Long-term lease liabilities	26,491	28,201
Total Liabilities	101,425	117,216
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 192,967,643 issued and outstanding at June 30, 2024 and 105,377,667 issued and outstanding at December 31, 2023	218,729	196,128
Additional paid-in capital	7,118	7,954
Accumulated other comprehensive loss	(16,732)	(16,125)
Accumulated deficit	(177,215)	(180,856)
Total Shareholders’ Equity	31,900	7,101
Total Liabilities and Shareholders’ Equity	133,325	124,317

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue	40,176	43,534	79,215	79,010
Service revenue	1,025	1,219	2,833	2,451
Total revenue	41,201	44,753	82,048	81,461

Product cost of sales	25,389	29,484	50,381	56,907
Service cost of sales	437	712	1,644	1,315
Total cost of sales	25,826	30,196	52,025	58,222
Gross profit	15,375	14,557	30,023	23,239

Expenses
Sales and marketing	6,062	6,626	11,982	12,141
General and administrative	4,391	5,501	8,957	11,334
Operations support	1,841	1,822	3,616	3,812
Technology and development	1,436	1,277	2,687	2,816
Stock-based compensation	427	678	1,102	1,474
Reorganization	202	1,465	340	2,536
Impairment charge on Rock Hill Facility	-	-	530	-
Related party expense (recovery)	-	(532)	-	1,524
Total operating expenses	14,359	16,837	29,214	35,637

Operating income (loss)	1,016	(2,280)	809	(12,398)
Government subsidies	-	88	-	236
Gain on extinguishment of convertible debt	-	-	2,931	-
Gain on sale of software and patents	-	6,145	-	6,145
Foreign exchange gain (loss)	358	(620)	1,277	(881)
Interest income	482	106	971	110
Interest expense	(945)	(1,233)	(1,999)	(2,440)
	(105)	4,486	3,180	3,170
Net income (loss) before tax	911	2,206	3,989	(9,228)
Income taxes
Current and deferred income tax expense	315	-	348	-
	315	-	348	-
Net income (loss) after tax	596	2,206	3,641	(9,228)

Net income (loss) per share
Net income (loss) per share - basic	0.00	0.02	0.02	(0.08)
Net income (loss) per share - diluted	0.00	0.01	0.02	(0.08)

Weighted average number of shares outstanding (in thousands)
Basic	192,031	114,447	187,849	113,082
Diluted	310,088	342,521	305,869	113,082

Interim Condensed Consolidated Statement of Comprehensive Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) for the period	596	2,206	3,641	(9,228)
Exchange differences on translation of foreign operations	(310)	(79)	(607)	194
Comprehensive income (loss) for the period	286	2,127	3,034	(9,034)

Total revenue for the three and six months ended June 30, 2024 includes $nil revenue earned from related parties ($nil and $0.3 million for the three and six months ended June 30, 2023, respectively) and $nil related party expenses ($nil for the three and six months ended June 30, 2023). Refer to Note 17.

Interest expense for the three and six months ended June 30, 2024 includes $0.4 million and $0.7 million, respectively, earned by a related party ($nil for the three and six months ended June 30, 2023). Refer to Note 17.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2022	97,882,844	191,347	9,023	(16,106)	(166,272)	17,992
Stock-based compensation	-	-	452	-	-	452
Issued on vesting of RSUs and Share Awards	659,473	1,256	(1,256)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(26)	-	-	(26)
Issued for employee share purchase plan	322,408	128	-	-	-	128
Foreign currency translation adjustment	-	-	-	273	-	273
Net loss for the period	-	-	-	-	(11,434)	(11,434)
As at March 31, 2023	98,864,725	192,731	8,193	(15,833)	(177,706)	7,385
Stock-based compensation	-	-	625	-	-	625
Issued on vesting of RSUs and Share Awards	1,108,213	1,243	(1,243)	-	-	-
Issued for employee share purchase plan	572,253	122	-	-	-	122
Issued to settle related party debt	3,899,745	1,524	-	-	-	1,524
Foreign currency translation adjustment	-	-	-	(79)	-	(79)
Net income for the period	-	-	-	-	2,206	2,206
As at June 30, 2023	104,444,936	195,620	7,575	(15,912)	(175,500)	11,783

As at December 31, 2023	105,377,667	196,128	7,954	(16,125)	(180,856)	7,101
Stock-based compensation	-	-	248	-	-	248
Issued on vesting of RSUs and Share Awards	521,253	771	(771)	-	-	-
Issued on Rights Offering	85,714,285	21,273	-	-	-	21,273
Issued for employee share purchase plan	267,021	122	-	-	-	122
RSUs withheld to settle employee tax obligations	-	-	(76)	-	-	(76)
Foreign currency translation adjustment	-	-	-	(297)	-	(297)
Net income for the period	-	-	-		3,045	3,045
As at March 31, 2024	191,880,226	218,294	7,355	(16,422)	(177,811)	31,416
Stock-based compensation	-	-	194	-	-	194
Issued on vesting of RSUs and Share Awards	702,918	300	(300)	-	-	-
Issued for employee share purchase plan	384,499	135	-	-	-	135
RSUs withheld to settle employee tax obligations	-	-	(131)	-	-	(131)
Foreign currency translation adjustment	-	-	-	(310)	-	(310)
Net income for the period	-	-	-	-	596	596
As at June 30, 2024	192,967,643	218,729	7,118	(16,732)	(177,215)	31,900

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cash flows from operating activities:
Net income (loss) after tax for the period	596	2,206	3,641	(9,228)
Adjustments:
Depreciation and amortization	1,521	2,524	3,055	5,199
Impairment charge on Rock Hill Facility	-	-	530	-
Stock-based compensation	427	678	1,102	1,474
Foreign exchange loss (gain)	(493)	794	(1,471)	1,140
Gain on extinguishment of convertible debt	-	-	(2,931)	-
Gain on sale of software and patents	-	(6,145)	-	(6,145)
Accretion of convertible debentures	205	179	385	343
Loss on disposal	290	-	290	-
Changes in operating assets and liabilities:
Trade and accrued receivables	(1,955)	(3,620)	(1,989)	(1,509)
Other receivables	(146)	2,460	(149)	7,192
Inventory	634	1,854	1,231	3,153
Prepaid and other assets, current and long term	(1,111)	(909)	326	(518)
Accounts payable and accrued liabilities	1,487	3,851	(2,585)	552
Other liabilities	-	(2,265)	-	(209)
Customer deposits and deferred revenue	(168)	1,985	(2,370)	965
Current portion of long-term debt and accrued interest	59	41	(93)	(15)
Lease liabilities	297	123	628	374
Net cash flows provided by (used in) operating activities	1,643	3,756	(400)	2,768
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(319)	(678)	(663)	(1,049)
Capitalized software development expenditures	(482)	(573)	(924)	(1,105)
Other asset expenditures	(53)	(39)	(132)	(145)
Recovery of software development expenditures	-	56	121	82
Proceeds on sale of software and patents	-	9,964	-	9,964
Proceeds on sale of property, plant, and equipment	10	-	10	-
Proceeds on sale of assets held for sale	-	-	1,025	-
Net cash flows provided by (used in) investing activities	(844)	8,730	(563)	7,747
Cash flows from financing activities:
Repayment of long-term debt	(19)	(2,193)	(5,093)	(2,835)
Net proceeds received from rights offering	-	-	21,273	-
Employee tax payments on vesting of RSUs	(131)	-	(207)	(26)
Net cash flows provided by (used in) financing activities	(150)	(2,193)	15,973	(2,861)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(109)	(13)	(339)	(49)
Net increase in cash, cash equivalents and restricted cash	540	10,280	14,671	7,605
Cash, cash equivalents and restricted cash, beginning of period	39,230	11,564	25,099	14,239
Cash, cash equivalents and restricted cash, end of period	39,770	21,844	39,770	21,844
Supplemental disclosure of cash flow information:
Interest paid	(673)	(967)	(1,678)	(2,039)
Income taxes received (paid)	(411)	15	(411)	10

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.
			As At June 30,
			2024	2023
Cash and cash equivalents			39,529	18,864
Restricted cash			241	2,980
Total cash, cash equivalents and restricted cash			39,770	21,844

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of June 30, 2024, and its results of operations and cash flows for the three and six months ended June 30, 2024 and 2023. The condensed balance sheet at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 included in the Annual Report on Form 10-K of the Company as filed with the SEC and applicable securities commission or similar regulatory authorities in Canada.

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

4. REORGANIZATION AND ASSETS HELD FOR SALE

Workforce Reductions

Beginning in early 2023, a review of our costs resulted in the decision to eliminate a number of salaried positions. These actions resulted in the Company incurring certain one-time termination costs. There were no restructuring costs associated with workforce reductions in the three and six months ended June 30, 2024.

Temporary Suspension of Operations and Subsequent Closure at Rock Hill, South Carolina (the “Rock Hill Facility”)

On August 23, 2022, we announced the temporary suspension of operations at our Rock Hill Facility, shifting related manufacturing to our Calgary manufacturing facility. Costs associated with this idle facility, included in cost of sales, were $0.4 million and $0.9 million for the three and six month period ended June 30, 2024, respectively (2023 – $0.4 million and $0.9 million).

On September 27, 2023, the Company decided to permanently close the Rock Hill Facility. Certain assets, including manufacturing equipment, which met held-for-sale criteria at that time were reclassified from property, plant and equipment. During the three months ended March 31, 2024, $1.0 million of the assets held for sale were sold. At March 31, 2024, we determined to reduce the assets held for sale balance from $0.5 million to $nil, resulting in a $0.5 million impairment charge for the first quarter as we were not able to determine the likelihood of a sale based on the market interest at that time.

	As at June 30,
	2024	2023
Assets held for sale, opening	1,555	-
Proceeds from sale of assets held for sale	(1,025)	-
Impairment charge on reassessment	(530)	-
Assets held for sale, ending	-	-

For the three months and six months ended June 30, 2024, reorganization costs incurred relate to the above mentioned initiatives:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Termination benefits	-	1,272	-	1,970
Phoenix facility closure	-	29	-	72
Rock Hill Facility temporary suspension and closure of operations	202	-	328	-
Other costs	-	164	12	494
Total reorganization costs	202	1,465	340	2,536

Reorganization costs in accounts payable and accrued liabilities at January 1, 2023	2,277
Reorganization expense	3,009
Reorganization costs paid	(4,690)
Reorganization costs in accounts payable and accrued liabilities at December 31, 2023	596
Reorganization expense	340
Reorganization costs paid	(772)
Reorganization costs in accounts payable and accrued liabilities at June 30, 2024	164

Of the $0.2 million reorganization costs in accounts payable and accrued liabilities as at June 30, 2024 (December 31, 2023 – $0.6 million), $0.1 million relates to termination benefits (December 31, 2023 – $0.5 million) and $0.1 million relates to other reorganization costs (December 31, 2023 – $0.1 million).

5. GAIN ON EXTINGUISHMENT OF CONVERTIBLE DEBENTURES

On February 15, 2024, the Company commenced a substantial issuer bid and tender offer (the “Issuer Bid”) pursuant to which the Company offered to repurchase for cancellation: (i) up to C$6.0 million principal amount of its issued and outstanding January Debentures (as defined in Note 9) at a purchase price of C$720 per C$1,000 principal amount of January Debentures, and (ii) up to C$9.0 million principal amount of its issued and outstanding December Debentures (as defined in Note 9), at a purchase price of C$600 per C$1,000 principal amount of December Debentures.

C$4.7 million ($3.5 million) aggregate principal amount of the January Debentures and C$5.8 million ($4.3 million) aggregate principal amount of December Debentures were validly deposited and not withdrawn at the expiration of the Issuer Bid on March 22, 2024, representing approximately 11.66% of the January Debentures and 16.50% of the December Debentures issued and outstanding at that time. The Company took up all the Debentures (as defined in Note 9) tendered pursuant to the Issuer Bid for aggregate consideration of C$7.0 million ($5.2 million) (comprised of C$6.9 million ($5.1 million) repayment on principal and interest of C$0.1 million ($0.1 million)).

In accordance with GAAP, it was determined that the C$6.9 million ($5.1 million) repayment on principal triggered an extinguishment of debt. The gain on extinguishment of C$3.9 million ($2.9 million) was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs of C$0.4 million ($0.2 million) (refer to Note 9).

6. GAIN ON SALE OF SOFTWARE AND PATENTS

There were no sales of software and patents during the three and six months ended June 30, 2024.

On May 9, 2023, the Company entered into a Co-Ownership Agreement (the “Co-Ownership Agreement”) and a partial patent assignment agreement with AWI. The agreements provided for a cash payment from AWI to the Company of $10.0 million, subject to certain routine closing conditions, in exchange for the partial assignment to AWI and resulting co-ownership of a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE software that is used by AWI (the “Applicable ICE Code”), including a 50% interest in the patent rights that relate to the Applicable ICE Code. Under the Co-Ownership Agreement, the Company also agreed to provide AWI a transfer of knowledge concerning the source code of the Applicable ICE Code. In exchange for completing the knowledge transfer, the Company received an additional cash payment of $1.0 million in the fourth quarter of 2023. The Co-Ownership Agreement provides that the Company and AWI have separate exclusive fields of use and restrictive covenants with respect to the Applicable ICE Code and related intellectual property, which survive until either party elects to separate from its relationship with the other and for five years thereafter. The Company concurrently entered into an Amended and Restated Master Services Agreement (the “ARMSA”) with AWI, under which AWI had also prepaid certain development services to be provided by DIRTT. The ARMSA will automatically terminate if the Co-Ownership Agreement is terminated or expires, and may also be terminated if either party breaches the exclusive fields of use or restrictive covenants in the Co-Ownership Agreement.

The $10.0 million of proceeds on the sale of the 50% interest in the Applicable ICE code, pursuant to the Co-Ownership Agreement, was received during the second quarter of 2023. In accordance with GAAP, the proceeds were first applied to the net book value of the related cost of software of $2.9 million and patents (other assets) of $0.9 million and the residual amount of $6.1 million was recognized as a gain in the consolidated statement of operations. Further, $1.8 million was received during 2023 as a prepayment under the ARMSA, which was recognized into revenue during 2023 and the first quarter of 2024. Part of the proceeds of this transaction were used to settle one of our equipment leases of $1.6 million and resulted in the release of $0.4 million of restricted cash (refer to Note 9).

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial well-being of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At June 30, 2024, approximately 97% of our trade accounts receivable are insured, relating to accounts receivable from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the three and six months ended June 30, 2024, one Construction Partner accounted for greater than 10% of revenue (one Construction Partner and no Construction Partners for the three and six months ended June 30, 2023, respectively). In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	June 30, 2024	December 31, 2023
Current	17,229	12,070
Overdue	597	3,818
	17,826	15,888
Less: expected credit losses	(100)	(101)
	17,726	15,787

No adjustment to our expected credit losses of $0.1 million was required for the three or six months ended June 30, 2024. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

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

8. OTHER LIABILITIES

	As at,
	June 30, 2024	December 31, 2023
Warranty provisions (1)	863	873
DSU liability	1,705	1,086
Income taxes payable	225	289
Sublease deposits	182	184
Other provisions	50	50
Other liabilities	3,025	2,482

(1)
The following table presents a reconciliation of the warranty provision balance:

	As at,
	June 30, 2024	December 31, 2023
As at January 1,	873	1,278
Additions to warranty provision	368	1,208
Payments related to warranties	(378)	(1,613)
	863	873

9. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance on January 1, 2023	-	11,812	53,623	65,435
Accretion of issue costs	-	-	698	698
Accrued interest	-	526	3,411	3,937
Interest payments	-	(526)	(3,451)	(3,977)
Principal repayments	-	(11,579)	-	(11,579)
Exchange differences	-	251	1,343	1,594
Balance at December 31, 2023	-	484	55,624	56,108
Current portion of long-term debt and accrued interest	-	79	762	841
Long-term debt	-	405	54,862	55,267

Balance on January 1, 2024	-	484	55,624	56,108
Accretion of issue costs	-	-	385	385
Accrued interest	-	18	1,567	1,585
Interest payments	-	(18)	(1,660)	(1,678)
Principal repayments	-	(38)	(5,055)	(5,093)
Gain on extinguishment	-	-	(2,931)	(2,931)
Exchange differences	-	(15)	(1,789)	(1,804)
Balance at June 30, 2024	-	431	46,141	46,572
Current portion of long-term debt and accrued interest	-	79	646	725
Long-term debt	-	352	45,495	45,847

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Company was able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of (i) 75% of the book value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). Interest was calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability” (defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash), was less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”)

covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR had been below 1.10:1 for the three immediately preceding months, the Company was required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities (defined below). Should an event of default have occurred or the Aggregate Excess Availability been less than C$6.25 million for five consecutive business days, the Company would have entered a cash dominion period whereby the Company’s bank accounts would have been blocked by RBC and daily balances would have offset any borrowings and any remaining amounts made available to the Company.

On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility had a borrowing base of C$15 million and a one-year term. Interest was calculated as at the Canadian or U.S. prime rate plus 75 basis points or the Canadian Dollar Offered Rate or Term Secured Overnight Financing Rate (“Term SOFR”) plus 200 basis points plus the Term SOFR Adjustment (as defined in the amended loan agreement governing the Extended RBC Facility). Under the Extended RBC Facility, if the trailing twelve-month FCCR was not above 1.25 for three consecutive months, a cash balance equivalent to one-year’s worth of Leasing Facilities payments was required to be maintained. Effective October 2023, inventory was scoped out of the Borrowing Base.

On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Interest is calculated at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case plus 200 basis points. At June 30, 2024, available borrowings are C$14.4 million ($10.6 million) (December 31, 2023 – C$13.6 million ($10.3 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Second Extended RBC Facility removed the three-month FCCR covenant, which resulted in the release of $0.1 million of restricted cash during the first six months of 2024 (the Company had $0.4 million restricted cash as at December 31, 2023).

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

The Company did not make any draws on the Canada Leasing Facility during the first six months of 2024 (2023 – $nil). The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters (the “January Debentures”). On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures will mature and be repayable on January 31, 2026 (the “January Debentures Maturity Date”) and accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The January Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. As a result of the Rights Offering (as defined herein) (refer to Note 15), the conversion price of the January Debentures was adjusted to C$4.03 per common share representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the

Company completed the Issuer Bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures, and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures (refer to Note 5). As at June 30, 2024, C$35.6 million ($26.3 million) principal amount of the January Debentures was outstanding of which C$18.9 million ($13.8 million) was held by a related party (refer to Note 17). On August 2, 2024, the Company repurchased the C$18.9 million January Debentures held by a related party (refer to Note 18).

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters (the “December Debentures” and, together with the January Debentures, the “Debentures”). These December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. As a result of the Rights Offering (refer to Note 15), the conversion price of the December Debentures was adjusted to C$3.64 per common share representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures (refer to Note 5). As at June 30, 2024, C$29.2 million ($21.5 million) principal amount of the December Debentures was outstanding of which C$13.6 million ($10.0 million) was held by a related party (refer to Note 17). On August 2, 2024, the Company repurchased the C$13.6 million December Debentures held by a related party (refer to Note 18).

10. STOCK-BASED COMPENSATION

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

In May 2023, shareholders approved the DIRTT Environmental Solutions Ltd. Amended and Restated Long-Term Incentive Plan (the “2023 LTIP”) at the annual and special meeting of shareholders. The 2023 LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, deferred share units, restricted shares, dividend equivalent rights, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2023 LTIP, the sum of (i) 12,350,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Stock Option Plan that, following May 22, 2020, expire or are cancelled or terminated without having been exercised in full, have been reserved for issuance under the 2023 LTIP. Upon vesting of certain LTIP awards, the Company may withhold and sell shares as a means of meeting DIRTT’s tax withholding requirements in respect of the withholding tax remittances required in respect of award holders. To the extent the fair value of the withheld shares upon vesting exceeds the grant date fair value of the instrument, the excess amount is credited to retained earnings or deficit.

In May 2024, shareholders approved the DIRTT Environmental Solutions Ltd. Second Amended and Restated Long-Term Incentive Plan (the “2024 LTIP”) at the annual and special meeting of shareholders. The effective date of the 2024 LTIP is May 9, 2024. The 2024 LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, deferred share units, restricted shares, dividend equivalent rights, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2024 LTIP, the sum of (i) 27,350,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Stock Option Plan that, following May 22, 2020, expire or are cancelled or terminated without having been exercised in full, have been reserved for issuance under the 2024 LTIP. Upon vesting of certain LTIP awards, the Company may withhold and sell shares as a means of meeting DIRTT’s tax withholding requirements in respect of the withholding tax remittances required in respect of award holders. To the extent the fair value of the withheld shares upon vesting exceeds the grant date fair value of the instrument, the excess amount is credited to retained earnings or deficit.

Deferred share units (“DSUs”) have historically been granted to non-employee directors under the Deferred Share Unit Plan for Non-Employee Directors (as amended and restated, the “DSU Plan”) and settleable only in cash. The 2024 LTIP gives the Company the ability to settle DSUs in either cash or common shares, while consolidating future share-based awards under a single plan. The terms of the DSU Plan are otherwise materially unchanged as incorporated into the 2024 LTIP. Effective May 30, 2023, no new awards will be made under the DSU Plan, but awards previously granted under the DSU Plan will continue to be governed by the DSU Plan. DSUs are settled following cessation of services with the Company.

Stock-based compensation expense

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Equity-settled awards	521	868	1,014	1,512
Cash-settled awards	(94)	(190)	88	(38)
	427	678	1,102	1,474

The following summarizes RSUs, share awards, PSUs, and DSUs activity during the periods:

	RSU Time-	RSU Performance-	Share
	Based	Based	Awards	PSU	DSU
	Number of	Number of	Number of	Number of	Number of
	units	units	units	units	units
Outstanding at December 31, 2022	1,885,337	343,919	-	-	1,165,319
Granted	3,362,000	-	522,883	2,584,161	1,149,673
Vested or settled	(986,043)	(258,760)	(522,883)	-	(220,590)
Withheld to settle employee tax obligations	(64,230)	-	-	-	-
Forfeited	(79,407)	-	-	-	-
Expired	(1,059)	-	-	-	-
Outstanding at June 30, 2023	4,116,598	85,159	-	2,584,161	2,094,402
Outstanding at December 31, 2023	3,530,564	64,029	-	1,845,608	3,086,172
Granted	2,344,500	-	-	-	1,071,009
Vested or settled	(1,211,597)	(12,574)	-	-	-
Withheld to settle employee tax obligations	(275,314)	-	-	-	-
Forfeited	(45,368)	(6,278)	-	-	-
Outstanding at June 30, 2024	4,342,785	45,177	-	1,845,608	4,157,181

Restricted share units (time-based vesting)

Restricted share units that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant (“RSUs”). At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in 2023 and 2024 were C$0.46 and C$0.63, respectively, which was determined using the closing price of the Company’s common shares on their respective grant dates.

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

Share awards

There were no share awards granted or vested during the first six months of 2024.

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

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through Performance share units (“PSUs”). The performance period of the PSUs is from January 1, 2023 to December 31, 2026 with a cliff vesting term for December 31, 2026. 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of June 30, 2024, the fair value of these PSUs have been deemed to be nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023, 738,553 PSUs with a $nil value were forfeited as a result of an executive departure and 1,845,608 PSUs with a $nil value are outstanding at June 30, 2024.

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the period. DSUs outstanding at June 30, 2024 had a fair value of $0.5 million which is included in other liabilities on the balance sheet (December 31, 2023 – $0.5 million).

Granted under the 2023 and 2024 LTIP

DSUs granted after May 30, 2023 (the “New DSUs”) will be settled by way of the provision of cash or shares (or a combination thereof) to the Directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the DSUs granted in 2024 was C$0.62 ($0.45), which was determined using the closing price of the Company’s common shares on the grant date. New DSUs outstanding at June 30, 2024 had a fair value of $1.2 million which is included in other liabilities on the balance sheet (December 31, 2023 – $0.6 million).

Options

The following summarizes options forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2022	1,480,069	7.03
Forfeited	(906,638)	6.98
Outstanding at June 30, 2023	573,431	7.02
Outstanding at December 31, 2023	209,409	7.71
Forfeited or expired	(193,059)	7.84
Exercisable at June 30, 2024	16,350	6.12

Range of exercise prices outstanding and exercisable at June 30, 2024:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	average	average		average	average
	options	remaining	exercise	Number	remaining	exercise
Range of exercise prices		life	price C$	exercisable	life	price C$
C$6.01 – C$7.00	16,350	0.22	$6.12	16,350	0.22	$6.12
Total	16,350			16,350

Dilutive Instruments

For the three and six months ended June 30, 2024, 2.1 million and 2.3 million RSUs, 2.3 million and 2.0 million New DSUs and 113.7 million shares which would have been issued if the principal amount of the Debentures were settled in common shares at the quarter-end price were included in the diluted EPS calculation. 0.02 million options, 0.05 million PRSUs and 1.8 million PSUs were excluded from the diluted weighted average number of common shares for both the three and six months ended June 30, 2024, as their effect would have been anti-dilutive to the net income per share. See Note 11 for the dilutive impact on net income per share.

For the three months ended June 30, 2023, 2.2 million RSUs (including PRSUs), 0.7 million New DSUs, 2.6 million PSUs, 1.3 million shares relating to equity-settled Variable Pay Plan (“VPP”) and 221.3 million shares which would be issued if the principal amount of the Debentures were settled in our common shares at the quarter-end price were included in the diluted EPS calculation. 0.6 million options were excluded from the diluted weighted average number of common shares as their effect would have been anti-dilutive to the net income per share. For the six months ended June 30, 2023, all such share units and options were excluded in the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share. See Note 11 for the dilutive impact on net income per share.

11. EARNINGS PER SHARE

On November 21, 2023, the Company announced a Rights Offering (refer to Note 15) which distributed to holders of common shares, as of the close of business on December 12, 2023, transferable subscription rights to purchase up to an aggregate of 85,714,285 common shares at a subscription price of C$0.35 per common share (refer to Note 15). On January 9, 2024, the Company announced the completion of the Rights Offering, pursuant to which the Company issued an aggregate of 85,714,285 common shares. A retrospective adjustment is required on the calculation of net income (loss) per share for the three and six months ended June 30, 2023 to account for the bonus factor that resulted from this event

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) per share – basic
Net income (loss) (thousands of U.S. dollars)	$596	$2,206	$3,641	$(9,228)
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	100,502	NA	99,303
Weighted average number of shares outstanding (thousands of shares restated)	192,031	114,447	187,849	113,082
Net income (loss) per share (U.S. dollars) − basic (as previously calculated, prior to Rights Offering)	NA	$0.02	NA	$(0.09)
Net income (loss) per share (U.S. dollars) − basic (as on the Consolidated Statement of Comprehensive Income)	$0.00	$0.02	$0.02	$(0.08)

Net income (loss) per share − diluted
Net income (loss) (thousands of U.S. dollars)	$596	$2,206	$3,641	$(9,228)
Interest on convertible debentures	$723	857	$1,567	NA
	$1,319	$3,063	$5,208	$(9,228)
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	100,502	NA	99,303
Weighted average number of shares outstanding (thousands of shares restated)	192,031	114,447	187,849	113,082
Dilutive debentures on convertible debt (thousands of shares) (1)	113,653	221,324	113,653	-
Dilutive RSUs and PRSUs (thousands of shares) (2)	2,106	2,201	2,317	-
Dilutive New DSUs (thousands of shares) (2)(3)	2,298	669	2,050	-
Dilutive PSUs (thousands of shares) (2)(3)	-	2,584	-	-
Dilutive VPP (thousands of shares) (2)(3)	-	1,296	-	-
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	288,479	NA	113,082
Weighted average number of shares outstanding (thousands of shares restated)	310,088	342,521	305,869	113,082
Net income (loss) per share (U.S. dollars) − diluted (as previously calculated, prior to Rights Offering)	NA	$0.01	NA	$(0.09)
Net income (loss) per share (U.S .dollars) − diluted (as on the Consolidated Statement of Comprehensive Income)	$0.00	$0.01	$0.02	$(0.08)

(1) For the three months ended June 30, 2023, the Net income per share - diluted includes the effect of 221.3 million shares that would be issued related to the Debentures as they would have the potential to dilute basic earnings per share. For the six months ended June 30, 2023, the Net loss per share − diluted excludes the effect of 221.3 million shares that would be issued if the principal amount of the Debentures were settled in our common shares at the quarter end price and are excluded as they would be anti-dilutive. For the three and six months ended June 30, 2024, the Net income per share − diluted includes the effect of 113.7 million shares related to the Debentures as they would have the potential to dilute basic earnings per share.

(2) For the three months ended June 30, 2023, the Net income per share − diluted includes the effect of 2.2 million RSUs (including PRSUs), 1.3 million shares relating to equity-settled VPP, 0.7 million New DSUs, and 2.6 million PSUs as these would have the potential to dilute the basic earnings per share. For the six months ended June 30, 2023, the Net loss per share - diluted excludes the effect of such shares as these would be anti-dilutive.

(3) For the three and six months ended June 30, 2024, the Net income per share − diluted excludes the effect of 0.05 million PRSUs, 0.02 million options and 1.8 million PSUs as they would be anti-dilutive.

12. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 13 for the disaggregation of revenue by geographic region.

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Product	36,141	38,710	71,017	70,191
Transportation	3,859	4,614	7,814	8,402
License fees from Construction Partners	176	210	384	417
Total product revenue	40,176	43,534	79,215	79,010
Installation and other services	1,025	1,219	2,833	2,451
	41,201	44,753	82,048	81,461

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
At a point in time	40,000	43,324	78,831	78,593
Over time	1,201	1,429	3,217	2,868
	41,201	44,753	82,048	81,461

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

Contract Liabilities

	As at
	June 30, 2024	December 31, 2023	December 31, 2022
Customer deposits	2,553	5,290	4,458
Deferred revenue	357	-	408
Contract liabilities	2,910	5,290	4,866

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was lower as at June 30, 2024 compared to December 31, 2023 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2023 and 2022 totaling $5.3 million and $4.6 million, respectively, were recognized as revenue during the six months ended June 30, 2024 and 2023, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Commercial	28,018	26,378	58,197	50,882
Healthcare	4,800	10,457	7,849	16,628
Government	5,092	3,268	8,567	5,975
Education	2,090	3,221	4,218	5,108
License fees from Construction Partners	176	210	384	417
Total product and transportation revenue	40,176	43,534	79,215	79,010
Installation and other services	1,025	1,219	2,833	2,451
	41,201	44,753	82,048	81,461

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

Revenue from external customers

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Canada	4,659	4,000	7,728	8,912
U.S.	36,542	40,753	74,320	72,549
	41,201	44,753	82,048	81,461

Non-current assets

	As At
	June 30, 2024	December 31, 2023
Canada	27,977	30,033
U.S.	28,674	30,759
	56,651	60,792

DIRTT has one reportable segment: Solutions. The DIRTT solutions segment derives revenues from customers by providing physical products and digital tools through our ICE software to create interior spaces for our customers across the commercial, healthcare, education and government industries. The solutions segment provides digital tools (access to ICE software) and physical products to create modular interior construction spaces for our customers.

The chief operating decision maker assesses performance for the solutions segment and decides how to allocate resources based on gross profit and net income (loss) that also is reported on the Consolidated Statement of Operations and Comprehensive Loss as consolidated gross profit and net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. The chief operating decision maker uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the solutions segment or into other parts of the entity, such as to repay long-term debt.

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

Segment profit and loss reconciliation to net income (loss) after tax

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)		($ in thousands)
Revenue	41,201	44,753	82,048	81,461
Gross Profit	15,375	14,557	30,023	23,239
Gross Profit Margin	37.3%	32.5%	36.6%	28.5%
Operating expenses (1)	14,359	16,837	29,214	35,637
Operating income (loss)	1,016	(2,280)	809	(12,398)
Other income/(expenses) and gains/(losses) (2)	(420)	4,486	2,832	3,170
Net income (loss) after tax	596	2,206	3,641	(9,228)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-	-
Net income (loss) after tax	596	2,206	3,641	(9,228)

(1) Includes Sales and marketing, General and administrative, Operations support, Technology and development, Stock based compensation, Reorganization costs, Related party expenses, and Impairment charges

(2) Includes Tax expenses, non-recurring gains and losses, government subsidies, foreign exchange gains(losses), interest income, and interest expenses

14. INCOME TAXES

As at June 30, 2024, the Company had a valuation allowance of $33.6 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2023 – $34.5 million).

15. RIGHTS OFFERING

On November 21, 2023, the Company announced that the Board of Directors had approved a rights offering (the “Rights Offering”) to its common shareholders for aggregate gross proceeds of C$30.0 million ($22.4 million).

In connection with the Rights Offering, the Company entered into a standby purchase agreement, dated November 20, 2023 (the “Standby Purchase Agreement”) with 22NW Fund, LP (“22NW”) and 726 BC LLC and 726 BF LLC (together, “726”), or their permitted assigns (collectively and including WWT Opportunity #1 LLC (“WWT”), to which 726 transferred all of their common shares to on December 1, 2023, the “Standby Purchasers”). Subject to the terms and conditions of the Standby Purchase Agreement, each Standby Purchaser agreed to exercise its Basic Subscription Privilege (as defined below) in full and to collectively purchase from the Company, at the subscription price, all common shares not subscribed for by holders of Rights (as defined below) under the Basic Subscription Privilege or Additional Subscription Privilege (as defined below), up to a maximum of C$15.0 million each, so that the maximum number of common shares that could be issued in connection with the Rights Offering would be issued and the Company will receive aggregate gross proceeds of C$30.0 million ($22.4 million). As described below, no standby fee was paid to the Standby Purchasers in connection with the Rights Offering; however, DIRTT reimbursed the Standby Purchasers for their reasonable expenses in the amount of $0.03 million each.

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

16. COMMITMENTS

As at June 30, 2024, the Company had outstanding purchase obligations of approximately $1.7 million related to inventory and property, plant and equipment purchases (December 31, 2023 – $2.8 million). As at June 30, 2024, the Company had undiscounted operating lease liabilities of $43.6 million (December 31, 2023 – $45.1 million).

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

Other related party transactions for the six months ended June 30, 2023, relate to the sale of DIRTT products and services to the 22NW Group for $0.3 million. The sale to the 22NW Group was based on price lists in force and terms that are available to all employees. There were no sales to the 22NW Group for the six months ended June 30, 2024.

As at June 30, 2024, C$18.9 million ($13.8 million) and C$13.6 million ($10.0 million) of the January Debentures and December Debentures, respectively, are held by the 22NW Group (December 31, 2023 – C$18.9 million ($14.3 million) and C$13.6 million ($10.3 million), respectively). Interest earned on such Debentures for the three months and six months ended June 30, 2024 is $0.4 million and $0.7 million, respectively, and was $nil for the three and six months ended June 30, 2023. Interest payable on such Debentures for the six months ended June 30, 2024 is $0.3 million (June 30, 2023 – $nil). Interest is earned on terms applicable to all Debenture holders.

See Subsequent Events (Note 18).

18. SUBSEQUENT EVENTS

On August 2, 2024, the Company entered into a Convertible Debenture Repurchase Agreement (the “Repurchase Agreement”) with 22NW, pursuant to which the Company purchased for cancellation an aggregate of C$18,915,000 principal amount of the January Debentures at a purchase price of C$684.58 per C$1,000 principal amount of January Debentures and C$13,638,000 principal amount of the December Debentures at a purchase price of C$665.64 per C$1,000 principal amount of December Debentures, for an aggregate purchase price of C$22,104,591.45, inclusive of a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures were purchased by the Company (the “Debenture Repurchase”). The Debenture Repurchase closed on August 2, 2024. The purchase price of each series of Debentures (excluding the cash payment for accrued and unpaid interest) represented a discount of approximately 4% to the average trading price of the applicable series of Debentures on the Toronto Stock Exchange (the “TSX”) for the 20 trading days preceding August 2, 2024.

Following the Debenture Repurchase, C$16,642,000 principal amount of the January Debentures and C$15,587,000 principal amount of the December Debentures remain outstanding, and 22NW no longer holds any Debentures.

Also on August 2, 2024, DIRTT entered into a support and standstill agreement (the “Support Agreement”) with 22NW and WWT, DIRTT’s second largest shareholder. The Support Agreement replaces the previously announced support and standstill agreement entered into with 22NW on March 22, 2024. Under the Support Agreement, both 22NW and WWT have agreed to certain voting and standstill obligations, including voting in favor of the management director nominees at each of DIRTT’s next two annual general meetings and voting in favor of the ratification of the Amended and Restated SRP (as defined below). Additionally, each of 22NW and WWT has the right to designate a director nominee at each of DIRTT’s next two annual general meetings, and are each subject to certain restrictions with respect to commencing a take-over bid for the Company. The Support Agreement also permits WWT to acquire up to 4,067,235 additional shares through market purchases (representing approximately 2% of the issued and outstanding shares), which provides WWT with an opportunity to own the same number of shares as 22NW (being 57,447,988 shares, or approximately 29.8% of the current issued and outstanding shares). The Support Agreement otherwise prohibits each of 22NW and WWT from acquiring any additional shares

To give effect to the terms of the Support Agreement, the Board has adopted an amended and restated shareholder rights plan effective August 2, 2024 (the “Amended and Restated SRP”) that amends and restates the Company's shareholder rights plan agreement originally adopted by the Board on March 22, 2024 (the “Original SRP”), which remains subject to shareholder approval. The Amended and Restated SRP revises the definition of “Exempt Acquisition” in the Amended and Restated SRP in order to permit WWT to acquire additional common shares without triggering the provisions of the Amended and Restated SRP. The Amended and Restated SRP is otherwise consistent with the Original SRP and is substantially similar to the rights plan adopted by the Company in 2021. Like the Original SRP, the Amended and Restated SRP is intended to help ensure that all shareholders of the Company are treated fairly and equally in connection with any unsolicited take-over bid or other acquisition of control of the Company (including by way of a “creeping” take-over bid). The Amended and Restated SRP is not being adopted in response to any specific proposal to acquire control of the Company, and the Board is not aware of any pending or potential take-over bid for the Company.

While the Amended and Restated SRP has been approved by the Board and is now in effect, it remains subject to shareholder ratification at a special meeting to be held later this year (the “SRP Meeting”). To continue to be effective, the Amended and Restated SRP must be approved by a simple majority of the votes cast at the SRP Meeting, as well as a majority of the votes cast at the SRP Meeting excluding votes cast by 22NW and WWT. If the Amended and Restated SRP is not ratified by shareholders at the SRP Meeting, the Amended and Restated SRP and any rights issued thereunder will cease at that time.

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

Key Second Quarter Highlights

•
Revenue for the quarter ended June 30, 2024 was $41.2 million, a decrease of $3.6 million, or 8%, from $44.8 million for the same period of 2023, and an increase of $0.4 million, or 1%, from the first quarter of 2024. The decrease in revenue, as compared to the same period of 2023, was primarily the result of a higher rate of delayed project start dates year-over-year as well as two large healthcare projects and one key education project that were completed in the second quarter of 2023 and were not repeated in the same period in 2024, offset by larger projects in the commercial sector and an increase in volume in the government sector.
•
Gross profit and gross profit margin for the quarter ended June 30, 2024 was $15.4 million or 37.3% of revenue, an increase of $0.8 million from $14.6 million or 32.5% of revenue for the quarter ended June 30, 2023, and an increase of $0.7 million from $14.6 million or 35.9% of revenue for the first quarter of 2024. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the three months ended June 30, 2024 was $16.2 million, consistent with the second quarter of 2023 despite lower revenues and higher than the first quarter of 2024 by $0.7 million. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the second quarter of 2024 increased to 39.4% from 36.2% and 37.9% in the comparative period of 2023 and the first quarter of 2024, respectively. These increases in Adjusted Gross Profit Margin are a result of improved material optimization and reduced fixed costs.
•
Net income after tax for the second quarter of 2024 was $0.6 million compared to $2.2 million for the same period of 2023. The decrease in net income is primarily the result of a $6.1 million gain on sale of software and patents in the second quarter of 2023, which was not repeated in the second quarter of 2024, and a $0.3 million increase in income tax expense, offset by an $0.8 million increase in gross profit, a $2.5 million decrease in operating expenses, a $1.0 million increase in foreign exchange gain, a $0.4 million increase in interest income and a $0.3 million decrease in interest expense.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the second quarter of 2024 was $3.2 million, or 7.7% of revenue, an improvement of $1.3 million from $1.9 million, or 4.1% of revenue, for the second quarter of 2023. Higher Adjusted EBITDA was mainly driven by cost reduction measures taken by the Company over the past two years.
•
Cash on hand increased by $0.5 million in the second quarter of 2024 to $39.8 million, driven by positive cash flows from operations, offset by capital expenditures. In the second quarter of 2023, cash increased by $10.3 million, which was largely due to the $10.0 million sale of software and patents and receipt of government subsidies.

•
On June 30, 2024, then-Chair of the Board of Directors Mr. Ken Sanders retired from the Board of Directors. On July 1, 2024, the Company announced that the Board of Directors elected Mr. Scott Robinson to serve as Board Chair to replace Mr. Sanders.
•
On August 2, 2024, the Company announced it had entered into the Repurchase Agreement with 22NW, DIRTT’s largest shareholder, pursuant to which the Company purchased for cancellation an aggregate of C$18,915,000 principal amount of DIRTT’s outstanding January Debentures at a purchase price of C$684.58 per C$1,000 principal amount of January Debentures and C$13,638,000 principal amount of DIRTT’s outstanding December Debentures at a purchase price of C$665.64 per C$1,000 principal amount of December Debentures, for an aggregate purchase price of C$22,104,591.45, inclusive of a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures were purchased by the Company. The purchase price of each series of Debentures (excluding the cash payment for accrued and unpaid interest) represented a discount of approximately 4% to the average trading price of the applicable series of Debentures on the TSX for the 20 trading days preceding August 2, 2024. Following the Debenture Repurchase, which closed on August 2, 2024, C$16,642,000 principal amount of the January Debentures and C$15,587,000 principal amount of the December Debentures remain outstanding, and 22NW no longer holds any Debentures.
•
On August 2, 2024, the Board of Directors adopted the Amended and Restated SRP which supersedes the plan adopted on March 22, 2024. The Company also entered the Support Agreement with 22NW, DIRTT’s largest shareholder, and WWT, DIRTT’s second largest shareholder. The Support Agreement replaces the previously announced support and standstill agreement entered into with 22NW on March 22, 2024.

Pipeline

The table below presents our qualified leads and twelve-month forward pipeline as at July 1, 2024, January 1, 2024 and July 1, 2023. We define qualified leads as the quantity of projects being pursued as of the date presented, and define our pipeline as the estimated potential revenue from qualified leads where a client has engaged DIRTT and is assessing DIRTT as a potential provider of prefabricated interior solutions. We believe these metrics are helpful to estimate near-term performance, particularly given the macroeconomic factors that affect our operating environment, including labor availability, interest rate changes, and potential recessionary impacts on construction projects.

As of July 1, 2024, our twelve-month forward pipeline grew by 20% year-over-year and decreased 3% from January 1, 2024, illustrated in the table below.

	As at
	July 1, 2024	January 1, 2024	% Change	July 1, 2023	% Change
Twelve Month Forward Pipeline ($ 000s)
Commercial	148,300	176,789	(16)	145,750	2
Healthcare	55,497	41,221	35	35,124	58
Government	35,358	34,813	2	29,724	19
Education	23,703	17,117	38	9,260	156
	262,858	269,940	(3)	219,858	20
Leads (#)	1,098	861	28	872	26

Outlook – DIRTT’s Journey to Excellence

In the second quarter of 2024, we released an investor presentation, DIRTT’s “Journey to Excellence”, highlighting DIRTT’s organizational improvements since the changes in our Board of Directors and executive leadership in 2022. Midway through 2022, DIRTT reported gross profit margin and Adjusted Gross Profit Margin of 11.5% and 18.3%, respectively, a net loss of $42.3 million and Adjusted EBITDA Margin of (25.8)% on $83.0 million of revenue for the six months ended June 30, 2022. Two years later, DIRTT is reporting gross profit margin and Adjusted Gross Profit Margin of 36.6% and 38.7%, respectively, and net income of $3.6 million and Adjusted EBITDA Margin of 7.1% on $82.0 million of revenue for the six months ended June 30, 2024. We were able to expand Adjusted Gross Profit Margins even as the aluminum market experienced pricing volatility in the second quarter of 2024, due to our operational strategy and the risk management strategies we have in place. DIRTT’s journey to excellence is still in its early stages, and while we are proud of the progress we have made to date, we have more to do in order to realize the Company’s long-term vision of significant growth in revenue and profitability.

DIRTT operates in the multibillion-dollar interior construction industry, with end customers looking for ways to save money, save time, and meet their sustainability goals. We believe our business proposition of a better, more sustainable way to build is becoming even more relevant and necessary as prioritizing environmental, social and governance issues becomes a focus for companies across North America. Over time, our goal is for DIRTT to gain market share and outpace the growth of the construction industry.

At June 30, 2024, we held $39.5 million in cash on hand with total liquidity (inclusive of borrowing availability) of $50.1 million. Improved operational results have also led to consistent positive cash flow. We have strengthened our balance sheet through the C$30 million rights offering and the retirement of, at the date of this Quarterly Report, 59% of the total debt we held coming into 2024. We believe these transactions put DIRTT in a position to achieve a debt to Adjusted EBITDA ratio of 1x or lower in 2025. Based on current projections, DIRTT is expected to be in a position to pay off or refinance its remaining Debentures when they come due.

Our operations team remains focused on their journey to zero defects, missed deliveries, and workplace injuries. In the three months ended June 30, 2024, our total recordable incident rate (TRIF) rate was 0.99, which is 78% below the industry average. Our on-time in full (OTIF) delivery performance was 99.7%. We have a 10-day lead time from final order to product shipment. We believe we are well positioned to increase output while delivering quality products, on time and in full, to our end customers.

With these operational and financial achievements complete, our focus turns to accelerating revenue growth in all sectors – commercial, healthcare, educational and government. In the second quarter of 2024, we secured a large contract in the aviation industry, demonstrating how DIRTT’s solutions are agnostic to industries as well as reinforcing our continued diversification across verticals and broadening the addressable market into areas we have not historically pursued. Further, we are building our commercial organization to ensure support in our go-to-market efforts for our construction partners to tap into the multibillion-dollar interior construction industry. DIRTT’s Board of Directors and management team remain focused on strengthening the Company’s competitive advantages, product portfolio and go-to-market strategy.

DIRTT innovates by identifying the needs of the market and of our customers and through collaborating with world-class firms to solve industry problems. During the second quarter of 2024, we introduced several new products into the market including Spectra Double pane butt-hinge, curved glass corners, our telescoping walls and Class A timber solutions. At our Connext tradeshow in Chicago, we transformed our DIRTT Experience Center by showcasing improved innovative products for all verticals. At Connext, we also released the Clinical Observation Vertical Exam (the “COVE™”), a new innovative product designed to help improve patient care in emergency rooms. We built the COVE™ in collaboration with HKS, a leading global architecture and design firm that focuses on innovative healthcare design.

We are also investing in our proprietary design integration software, ICE® (“ICE software”). We efficiently integrate the design, configurations, and virtual reality visualization process while also automating the manufacturing process. Use of the ICE software provides design and cost certainty, which we believe is a game changer in an industry where costs frequently change as a project progresses. The ICE team has been working on modernizing the ICE platform, and earlier this week, we released the new ICE Manager and purpose-built designer application Design Editor, two new and foundational pieces of the ICE architecture moving forward. These new applications will allow us to push out more frequent releases to the business in the form of new products, features and enhancements. This will allow us to improve the end user experience. This modernization of ICE also provides us with the opportunity to commercialize the technology to a broader customer base, which we believe will provide us with additional revenue opportunities.

We believe that DIRTT has significant untapped manufacturing capacity that can serve a multiple of our current revenue base. Improvements of our cost structure, including a materially reduced fixed cost base, and incremental growth in revenue will help us achieve gross profit margin expansion and substantial flow through to Adjusted EBITDA and free cash flow. We do not expect a material increase in capital expenditures in the short-term. After the debenture repurchases completed in 2024, our annual interest expense will halve to $1.5 million. As at June 30, 2024, we had C$110.1 million of non-capital loss carry-forwards in Canada and $51.6 million of non-capital loss carry-forwards in the United States. These loss carry-forwards will begin to expire in 2035.

DIRTT could not have achieved the past two years of organizational improvements without the support of our resilient and talented employee base. We are working to improve our employee experiences and make DIRTT an employer of choice. Our employees are key to the future success of DIRTT.

As we look forward to 2025, we are observing positive indicators of our revenue growth focus. Our year-over-year 12-month pipeline has grown 20% and our multi-year pipeline has grown even more. Our projected revenue and Adjusted EBITDA for the remainder of 2024 and 2025 are:

•
Third Quarter 2024 Revenue: $40-44 million
•
2024 Revenue: $165-175 million
•
2024 Adjusted EBITDA: $12-15 million
•
2025 Revenue: $194-209 million
•
2025 Adjusted EBITDA: $18-25 million

	As at June 30,	As at December 31,
	2024	2023
Market capitalization(1)	80,362	38,244
Add: Total debt(2)(3)	46,572	56,108
Less: Unrestricted cash(2)	39,529	24,744
Enterprise Value	87,405	69,608

Adjusted EBITDA Multiple for 2025	4.1x
Revenue Multiple for 2025	0.4x

(1)Market capitalization is calculated by multiplying the closing share price by the number of outstanding shares at June 30, 2024 and December 31, 2023, respectively. (The closing share price at June 28, 2024 was C$0.57 ($0.42) and outstanding shares were 192,967,643. The closing share price at December 29, 2023 was C$0.48 ($0.36) and outstanding shares were 105,377,667).

(2)Total debt and Unrestricted cash do not consider the impacts of the Debenture Repurchase on August 2, 2024. Refer to Note 18.
(3)Total debt includes Long-term debt and Current portion of long-term debt and accrued interest on the balance sheet as at June 30, 2024 and December 31, 2023, respectively.

As explained above, with minimal capital expenditure needs in the short term and the availability of tax losses, we expect most of our Adjusted EBITDA will flow through to free cash flow. DIRTT’s enterprise value at June 30, 2024 before retiring half of our outstanding debentures was $87 million, which values DIRTT at approximately 0.4x the midpoint of 2025 sales guidance and 4.1x the midpoint of 2025 Adjusted EBITDA guidance. We believe the Company will have less than one turn of financial leverage by the end of 2025 and that DIRTT is now a credit worthy company and we expect to have improved access to traditional bank lines.

Non-GAAP Financial Measures

Note Regarding Use of Non-GAAP Financial Measures

Our interim condensed consolidated financial statements are prepared in accordance with GAAP. These GAAP financial statements include non-cash charges and other charges and benefits that we believe are unusual or infrequent in nature or that we believe may make comparisons to our prior or future performance difficult.

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), tax consequences, reorganization expense, one-time non-recurring charges or gains (such as gain on sale of software and patents and gain on extinguishment of debt), and stock-based compensation. We remove the impact of foreign exchange gain (loss) from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA.We have not reconciled non-GAAP forward-looking measures, including Adjusted EBITDA guidance, to its corresponding GAAP measures due to the high variability and difficulty in making accurate forecasts and projections, particularly with respect to non-operating income and expenditures, which are difficult to predict and subject to change.

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

Results of Operations

Three and Six Months Ended June 30, 2024, Compared to the Three and Six Months Ended June 30, 2023

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in thousands)			($ in thousands)
Revenue	41,201	44,753	(8)	82,048	81,461	1
Gross Profit	15,375	14,557	6	30,023	23,239	29
Gross Profit Margin	37.3%	32.5%		36.6%	28.5%
Operating expenses
Sales and marketing	6,062	6,626	(9)	11,982	12,141	(1)
General and administrative	4,391	5,501	(20)	8,957	11,334	(21)
Operations support	1,841	1,822	1	3,616	3,812	(5)
Technology and development	1,436	1,277	12	2,687	2,816	(5)
Stock-based compensation	427	678	(37)	1,102	1,474	(25)
Reorganization	202	1,465	(86)	340	2,536	(87)
Impairment charge on Rock Hill Facility	-	-	NA	530	-	100
Related party expense (recovery)	-	(532)	(100)	-	1,524	100
Total operating expenses	14,359	16,837	(15)	29,214	35,637	(18)
Operating income (loss)	1,016	(2,280)	145	809	(12,398)	107
Operating margin	2.5%	(5.1)%		1.0%	(15.2)%
Government subsidies	-	88	(100)	-	236	(100)
Gain on extinguishment of convertible debt	-	-	NA	2,931	-	100
Gain on sale of software and patents	-	6,145	(100)	-	6,145	(100)
Foreign exchange gain (loss)	358	(620)	158	1,277	(881)	245
Interest income	482	106	355	971	110	783
Interest expense	(945)	(1,233)	(23)	(1,999)	(2,440)	(18)
	(105)	4,486	(102)	3,180	3,170	0
Net income (loss) before tax	911	2,206	(59)	3,989	(9,228)	143
Current and deferred income tax expense	315	-	100	348	-	100
	315	-	100	348	-	100
Net income (loss) after tax	596	2,206	(73)	3,641	(9,228)	139

Revenue

Revenue reflects sales to our Construction Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in thousands)			($ in thousands)
Product	36,141	38,710	(7)	71,017	70,191	1
Transportation	3,859	4,614	(16)	7,814	8,402	(7)
License fees from Construction Partners	176	210	(16)	384	417	(8)
Total product revenue	40,176	43,534	(8)	79,215	79,010	0
Installation and other services	1,025	1,219	(16)	2,833	2,451	16
	41,201	44,753	(8)	82,048	81,461	1

Revenue for the three months ended June 30, 2024 was $41.2 million, a decrease of $3.6 million compared to $44.8 million in the comparative period of 2023, primarily due to two large healthcare projects totaling $5.6 million and one key education project that were completed in the three months ended June 30, 2023, which did not repeat in the same period of 2024. Revenue for the six months ended June 30, 2024 was $82.0 million, an increase of $0.6 million from $81.5 million in the comparative period of 2023.

Installation and other services revenue was $1.0 million for the quarter ended June 30, 2024 compared to $1.2 million in the quarter ended June 30, 2023, and $2.8 million in the six months ended June 30, 2024 compared to $2.5 million in the same period of 2023. Installation and other services revenue primarily reflects services performed by our ICE and design teams for third parties. Except in limited circumstances where it is beneficial for DIRTT to hold the contract or a requirement of the end customer, the Construction Partner, rather than the Company, perform and are responsible for the installation services.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At June 30, 2024, we had 76 Construction Partners (June 30, 2023: 68; December 31, 2023: 72) servicing multiple locations.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. While all of these sectors have been challenged by macroeconomic factors, we are seeing increased growth in our commercial sector. We believe that an increase in new construction starts and the heightened need for adaptability and flexibility in the years after the COVID-19 pandemic have increased the demand for our products. We continue to see growth opportunities in the healthcare and education sectors and have restructured our sales leadership function, prioritizing oversight of these verticals.

The following table presents our product and transportation revenue by vertical market:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in thousands)			($ in thousands)
Commercial	28,018	26,378	6	58,197	50,882	14
Healthcare	4,800	10,457	(54)	7,849	16,628	(53)
Government	5,092	3,268	56	8,567	5,975	43
Education	2,090	3,221	(35)	4,218	5,108	(17)
License fees from Construction Partners	176	210	(16)	384	417	(8)
Total product revenue	40,176	43,534	(8)	79,215	79,010	0
Service revenue	1,025	1,219	(16)	2,833	2,451	16
	41,201	44,753	(8)	82,048	81,461	1

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in %)		(in %)
Commercial	70	61	74	65
Healthcare	12	24	10	21
Government	13	8	11	8
Education	5	7	5	6
Total Product Revenue(1)	100	100	100	100

(1) Excludes license fees from Construction Partners.

Commercial revenues increased by 6% for the second quarter of 2024 from the prior year period. The quarter ended June 30, 2024 included larger commercial projects compared to the quarter ended June 30, 2023. Healthcare revenues decreased by 54% in the second quarter of 2024 from the same period of 2023, primarily due to two large healthcare projects totaling $5.6 million in revenue for the second quarter of 2023 that did not arise in the same period of 2024. Healthcare sales tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. Government revenues in the second quarter of 2024 increased by 56% from the prior year period. Similar to healthcare, government revenues tend to be larger individual projects. Education sales in the second quarter of 2024 decreased by 35% from the same period of 2023. The education sector included one large project that was completed in the second quarter of 2023 that was not repeated in the same period of 2024 and had a lower volume of projects in the second quarter of 2024 compared to the second quarter of 2023.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in thousands)			($ in thousands)
Canada	4,659	4,000	16	7,728	8,912	(13)
U.S.	36,542	40,753	(10)	74,320	72,549	2
	41,201	44,753	(8)	82,048	81,461	1

The second quarter of 2024 included a higher proportion of sales to customers in the United States than to those in Canada, with 11% of sales for the period being in Canada and the rest occurring in the United States, compared to 9% of sales to Canada in the second quarter of 2023. Historically, approximately 11-15% and 85-89% of DIRTT’s revenues have been derived from sales to Canada and the United States, respectively.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.6 million to $6.1 million for the three months ended June 30, 2024 from $6.6 million for the three months ended June 30, 2023. The decrease was driven by a $0.6 million decrease in pass through charges, a $0.2 million decrease in travel meals and entertainment, a $0.3 million decrease in other individual costs and a $0.1 million decrease in salaries and benefits. These decreases were offset by a $0.7 million increase in termination benefits. Sales and marketing expenses in the second quarter of 2024 included $0.5 million related to our Connext tradeshow and internal sales Masterclass events.

Sales and marketing expenses decreased $0.2 million to $12.0 million for the six months ended June 30, 2024 from $12.1 million in the same period of 2023. The decrease was mainly driven by a $0.7 million decrease in pass through charges and a $0.5 million decrease in building and infrastructure costs, offset by a $1.0 million increase in termination benefits, and a $0.1 million increase in commissions.

General and Administrative Expenses

General and administrative expenses decreased by $1.1 million to $4.4 million for the three months ended June 30, 2024, from $5.5 million for the three months ended June 30, 2023. The decrease was primarily related to a $0.5 million decrease in salaries and benefits costs and a $0.3 million decrease in office costs and communications costs.

For the six months ended June 30, 2024, general and administrative expenses decreased $2.4 million to $9.0 million from $11.3 million in the same period of 2023. The decrease was mainly driven by a $0.9 million decrease in salaries and benefits, a $0.4 million decrease in office costs, a $0.4 million decrease in professional services costs, a $0.2 million decrease in public company costs, a $0.2 million decrease in communications costs and a $0.2 million decrease in depreciation and amortization expenses, offset by a $0.2 million increase in building and infrastructure costs.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Construction Partner project execution and our manufacturing operations. Operations support expenses for the three months ended June 30, 2024 were $1.8 million, consistent with $1.8 million for the comparative period of 2023.

Operations support expenses decreased $0.2 million for the six months ended June 30, 2024 to $3.6 million, from $3.8 million in the same period of 2023, driven by a $0.2 million decrease in salaries and benefits.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams, and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses increased by $0.2 million to $1.4 million for the three months ended June 30, 2024, compared to $1.3 million for the three months ended June 30, 2023, primarily related to a $0.1 million increase in salaries and benefits costs. For the six months ended June 30, 2024, technology and development costs decreased by $0.1 million to $2.7 million, from $2.8 million in the same period of 2023. The decrease is primarily related to a $0.3 million decrease in salaries and benefits and a $0.1 million decrease in building and infrastructure costs, offset by a $0.3 million write off of a previously capitalized software development project.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2024 was $0.4 million and $1.1 million, respectively, compared to $0.7 million and $1.5 million in the same periods of 2023. The decrease in this expense was largely due to a higher number of RSUs outstanding in the prior year period compared to the first six months of 2024. The decrease in RSU expense was offset by a higher DSU expense, as a result of a higher share price during the second quarter of 2024.

Reorganization

Reorganization expenses for the three and six months ended June 30, 2024 was $0.2 million and $0.3 million, respectively. Reorganization expenses decreased from $1.5 million and $2.5 million in the three and six months ended June 30, 2023, respectively. Current quarter costs relate primarily to movement of inventory from the Rock Hill Facility, while the reorganization costs in the second quarter of 2023 were largely made up of termination costs associated with actions taken to streamline our back office and operational support functions. No significant reorganization initiatives were undertaken in the second quarter of 2024.

Impairment Charge on Rock Hill Facility

On September 27, 2023, the Company decided to permanently close the Rock Hill Facility in South Carolina. Certain assets, including manufacturing equipment, which met held-for-sale criteria at that time were reclassified from property, plant and equipment. At March 31, 2024, we determined that the assets held for sale balance of $0.5 million was to be reduced to $nil, resulting in a $0.5 million impairment charge for the first quarter of 2024. While we will continue to pursue a sale of the assets, we were not able to determine the likelihood of recoverability based on the current market interest in the equipment.

Related Party Expense

On March 15, 2023, the Company entered into a Debt Settlement Agreement (the "Debt Settlement Agreement") with 22NW and Aron English, 22NW's principal and a director of DIRTT, (together, the "22NW Group") who, collectively, beneficially owned approximately 19.5% of the Company’s issued and outstanding common shares at such time. Pursuant to the Debt Settlement Agreement, the Company agreed to reimburse the 22NW Group for the costs incurred by the 22NW Group in connection with the contested director election at the annual and special meeting of shareholders of the Company held on April 26, 2022, being approximately $1.6 million (the “Debt”).

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

Gain on Sale of Software and Patents

On May 9, 2023, we entered into a Co-Ownership Agreement (the “AWI Agreement”) and a partial patent assignment agreement with Armstrong World Industries, Inc. (“AWI”). The agreements provided for a cash payment from AWI to the Company of $10.0 million in exchange for the partial assignment to AWI and resulting co-ownership of a 50% interest in the rights, title and interests in certain intellectual property rights in the Applicable ICE Code, including a 50% interest in the patent rights that relate to the Applicable ICE Code. Pursuant to the AWI Agreement, we also provided AWI a transfer of knowledge concerning the source code of the Applicable ICE Code. In exchange for completing the knowledge transfer, we received an additional cash payment of $1.0 million in the fourth quarter of 2023. The AWI Agreement provides that we and AWI have separate exclusive fields of use and restrictive covenants with respect to the Applicable ICE Code and related intellectual property, which survive until either party elects to separate from its relationship with the other and for five years thereafter. We concurrently entered into the ARMSA with AWI, under which AWI has also prepaid for certain development services to be provided by DIRTT. The ARMSA will automatically terminate if the AWI Agreement is terminated or expires and may also be terminated if either party breaches the exclusive fields of use or restrictive covenants in the AWI Agreement.

The $10.0 million of proceeds on the sale of the 50% interest in the Applicable ICE code, pursuant to the Co-Ownership Agreement, was received during the second quarter of 2023. In accordance with GAAP, the proceeds were first applied to the net book value of the related cost of software of $2.9 million and patents (other assets) of $0.9 million and the residual amount of $6.1 million was recognized as a gain in the consolidated statement of operations. Further, $1.8 million was received during 2023 as a prepayment under the ARMSA, which was recognized into revenue during 2023 and the first quarter of 2024. Part of the proceeds of this transaction were used to settle one of our equipment leases of $1.6 million and resulted in the release of $0.4 million of restricted cash.

Foreign exchange gain or loss

Foreign exchange gain or loss increased from a loss of $0.6 million and $0.9 million for the three and six months ended June 30, 2023 to a gain of $0.4 million and $1.3 million for the same periods in 2024. Approximately 60% of DIRTT’s costs are denominated in the Canadian dollar.

Interest Income

Interest income for the three and six months ended June 30, 2024 was $0.5 million and $1.0 million compared to $0.1 million and $0.1 million for the same periods of 2023. The higher income is due to the interest earned on the Company’s higher cash equivalents.

Interest Expense

Interest expense decreased by $0.3 million from $1.2 million in the quarter ended June 30, 2023, to $0.9 million in the quarter ended June 30, 2024 and by $0.4 million for the six months ended June 30, 2024 to $2.0 million, due to foreign exchange impacts on the interest related to Canadian dollar denominated debt and the decrease in equipment lease balances caused by early settlement of the $7.8 million U.S. Leasing Facility in the fourth quarter of 2023.

Income Tax

Income tax expense for the three and six months ended June 30, 2024 increased to $0.3 million from $nil in the same periods of 2023. The current tax expense represents the income tax provision after the utilization of non-capital loss carry forwards against current period taxable income. The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Despite positive indications of future profitability, including the current period profit and strength of our pipeline, the Company has determined that it is not more likely than not that a deferred tax asset will be recognized. Given the recent history of losses, the Company will maintain a valuation allowance against the deferred tax asset. As at June 30, 2024, the Company had a valuation allowance of $33.6 million (December 31, 2023: $34.5 million) against deferred tax assets. The Company will continue to evaluate indicators on whether a valuation allowance continues to be needed. For the quarter ended June 30, 2024, the Company utilized a balance of its non-capital loss carry-forwards in Canada and the United States. As at June 30, 2024, we had C$110.1 million of non-capital loss carry-forwards in Canada and $51.6 million in the United States. These loss carry-forwards will begin to expire in 2035.

Net Income After Tax

Net income after tax decreased by $1.6 million to $0.6 million, or $0.00 basic and diluted net income per share, respectively, in the three months ended June 30, 2024, from net income after tax of $2.2 million or a $0.02 basic and $0.01 diluted net income per share for the three months ended June 30, 2023. The decrease in net income after tax is primarily the result of the $6.1 million gain on sale of software and patents and $0.1 million in government subsidies that were received in the second quarter of 2023 which did not reoccur in the second quarter of 2024, and a $0.3 million increase in income tax expense, offset by a $2.5 million decrease in operating expenses, a $1.0 million increase in foreign exchange gain, $0.8 million higher gross profit, a $0.4 million increase in interest income and a $0.3 million decrease in interest expense in the three months ended June 30, 2024.

Net income after tax increased by $12.9 million to $3.6 million, or $0.02 basic and $0.02 diluted net income per share, in the six months ended June 30, 2024, from a net loss of $9.2 million or $0.08 net loss per share, basic and diluted, in the six months ended June 30, 2023. The increase in net income after tax is primarily the result of a $6.8 million increase in gross profit, a $6.4 million decrease in operating expenses, a $2.9 million gain on extinguishment of debt as a result of the substantial issuer bid (refer to Note 5 to our Interim Condensed Consolidated Financial Statements for additional information), a $2.2 million increase in foreign exchange gain, and a $0.9 million increase in interest income. This was offset by the non-reoccurrence of the $6.1 million gain on sale of software and patents and $0.2 million in government subsidies that were received in the comparative period of 2023 and a $0.3 million increase in income tax expense.

EBITDA and Adjusted EBITDA for the Three and Six Months Ended June 30, 2024 and 2023

The following table presents a reconciliation for the results of the three and six months ended June 30, 2024 and 2023 of EBITDA and Adjusted EBITDA to our net income (loss) after tax, and of Adjusted EBITDA Margin to net income (loss) margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)		($ in thousands)
Net income (loss) after tax for the period	596	2,206	3,641	(9,228)
Add back (deduct):
Interest expense	945	1,233	1,999	2,440
Interest income	(482)	(106)	(971)	(110)
Tax expense	315	-	348	-
Depreciation and amortization	1,521	2,524	3,055	5,199
EBITDA	2,895	5,857	8,072	(1,699)
Foreign exchange (gain) loss	(358)	620	(1,277)	881
Stock-based compensation	427	678	1,102	1,474
Government subsidies	-	(88)	-	(236)
Related party expense (recovery) (2)	-	(532)	-	1,524
Reorganization expense(3)	202	1,465	340	2,536
Gain on sale of software and patents(3)	-	(6,145)	-	(6,145)
Gain on extinguishment of convertible debt(3)	-	-	(2,931)	-
Impairment charge on Rock Hill Facility (3)	-	-	530	-
Adjusted EBITDA	3,166	1,855	5,836	(1,665)
Net Income (Loss) Margin(1)	1.4%	4.9%	4.4%	(11.3)%
Adjusted EBITDA Margin	7.7%	4.1%	7.1%	(2.0)%

(1) Net income (loss) after tax divided by revenue.

(2) The related party transaction is a non-recurring transaction that is not core to our business and is excluded from the Adjusted EBITDA calculation (refer to Note 17 of the interim condensed consolidated financial statements).

(3) Reorganization expenses, the gain on sale of software and patents, the gain on extinguishment of convertible debt and the impairment charge on the Rock Hill Facility are not core to our business and are therefore excluded from the Adjusted EBITDA calculation (refer to Note 4, Note 5 and Note 6 of the interim condensed consolidated financial statements).

For the three months ended June 30, 2024, Adjusted EBITDA and Adjusted EBITDA Margin increased by $1.3 million to $3.2 million and 7.7%, respectively, from $1.9 million and 4.1% in the same period of 2023. This primarily reflects a $0.2 million decrease in travel meals and entertainment, a $0.3 million decrease in individual costs, a $0.6 million decrease in salaries and benefits, a $0.3 million decrease in office costs and communication costs, offset by a $0.7 million increase in termination benefits.

For the six months ended June 30, 2024, Adjusted EBITDA and Adjusted EBITDA Margin increased by $7.5 million to $5.8 million or 7.1%, from a $1.7 million loss or (2.0)% in the same period of 2023. This primarily reflects a $5.0 million increase in Adjusted Gross Profit, a $0.7 million decrease in pass through charges, a $0.4 million decrease in building and infrastructure costs, a $1.4 million decrease in salaries and benefits, a $0.8 million decrease in office costs and communication costs, a $0.4 million decrease in professional services costs, a $0.2 million decrease in public company costs, offset by a $1.0 million increase in termination benefits, a $0.1 increase in commissions, and $0.3 million write off of a previously capitalized software development project.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Six Months Ended June 30, 2024 and 2023

The following table presents a reconciliation for the three and six months ended June 30, 2024 and 2023 of Adjusted Gross Profit to our gross profit and Adjusted Gross Profit Margin to gross profit margin, which are the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)		($ in thousands)
Gross profit	15,375	14,557	30,023	23,239
Gross profit margin	37.3%	32.5%	36.6%	28.5%
Add: Depreciation and amortization expense	845	1,643	1,689	3,425
Adjusted Gross Profit	16,220	16,200	31,712	26,664
Adjusted Gross Profit Margin	39.4%	36.2%	38.7%	32.7%

For the quarter ended June 30, 2024, gross profit and gross profit margin increased to $15.4 million and 37.3%, respectively, from $14.6 million and 32.5% for the same period of 2023. Adjusted Gross Profit and Adjusted Gross Profit Margin increased to $16.2 million and 39.4% for the three months ended June 30, 2024, from $16.2 million and 36.2% for the three months ended June 30, 2023.

For the six months ended June 30, 2024, gross profit and gross profit margin increased to $30.0 million or 36.6% from $23.2 million or 28.5% for the same period of 2023. Adjusted Gross Profit and Adjusted Gross Profit Margin increased to $31.7 million or 38.7% for the six months ended June 30, 2024, from $26.7 million or 32.7% for the six months ended June 30, 2023.

The improvement in Adjusted Gross Profit was a result of material optimization, a reduction in fixed costs, and management of labor hours throughout the period to offset the inflationary impacts on material costs. Fixed costs decreased $0.5 million and $1.9 million for the quarter ended and year to date June 30, 2024, respectively, compared to the same periods of 2023 as we aligned overhead costs and support with current operations after having finalized the decision to close the Rock Hill Facility in the third quarter of 2023. Idle facility costs incurred at the Rock Hill Facility were $0.4 million and $0.9 million for the three and six months ended June 30, 2024, respectively (2023 – $0.4 million and $0.9 million). We continue to evaluate options to sublease the Rock Hill Facility to recover the costs of the facility.

Liquidity and Capital Resources

As at June 30, 2024, the Company had $39.5 million of cash on hand and C$14.4 million ($10.6 million) of available borrowings, compared to $24.7 million of cash on hand and C$13.6 million ($10.3 million) of available borrowings as at December 31, 2023. Through the first six months of 2024, the Company generated $14.7 million of cash flow compared to $7.6 million cash generated in the first six months of 2023. Cash generated included cash flows from the Rights Offering (as defined herein) of $21.3 million and improved operational results, offset by a $5.2 million repayment of debt under the Issuer Bid and a decrease in working capital of $4.7 million (mainly due to the receipt of $7.3 million of government subsidies during the first half of 2023 that did not occur in 2024). The first six months of 2023 also benefited from the receipt of $10.9 million of cash from the AWI sale.

We have implemented multiple price increases to mitigate the impact of inflation on raw materials and improve liquidity during the past two years. These actions have resulted in a meaningful improvement in our gross profit margins and higher net income, and have served to stabilize our cash usage to operate the business. Gross profit for the six months ended June 30, 2024 was $30.0 million, or 36.6% of revenue. The same period of 2023 generated gross profit of $23.2 million, or 28.5% of revenue.

We have assessed the Company’s liquidity as at June 30, 2024, taking into account our sales outlook for the next twelve months, our existing cash balances and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next twelve months.

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

In addition, we have executed upon several initiatives to improve liquidity over the last two years. First, in May 2023, we entered into an agreement with AWI resulting in the receipt of $12.8 million of cash throughout 2023. Second, in May 2024, we extended our agreement to sublease our Dallas “DXC” to one of our Construction Partners in that region. Under the sublease agreement, the subtenant has assumed responsibility for the monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through October 31, 2028, providing us annualized savings of approximately $1.0 million. We are continuing to evaluate other properties for sale and leaseback or sublease opportunities, including our Rock Hill Facility, and expect these initiatives to result in positive cash inflows in 2025. Third, we completed a private placement of 8,667,449 common shares in November 2022 for aggregate gross proceeds of $2.8 million (the “Private Placement”) with certain significant shareholders and directors and officers of the Company, which helped bridge cash requirements before the completion and closing of the strategic transactions described above. The Private Placement closed on November 30, 2022.

On November 21, 2023, the Company announced that the Board of Directors had approved a Rights Offering to its common shareholders. The Rights Offering closed on January 9, 2024 for aggregate gross proceeds of C$30.0 million and net proceeds of $21.3 million.

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

In January 2021, we issued C$40.3 million of the January Debentures for net proceeds after costs of C$37.6 million ($29.5 million). The January Debentures accrue interest at a rate of 6.00% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and be repayable on January 31, 2026. Interest and principal are payable in cash or shares at the option of the Company. As a result of the Rights Offering, the conversion price of the January Debentures was adjusted to C$4.03 per common share, representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures. As at June 30, 2024, C$18.9 million ($13.8 million) principal amount of the January Debentures were held by a related party, 22NW and were subsequently repurchased by the Company as a result of the Debenture Repurchase as described below. Aron English, manager of 22NW Fund GP, LLC, the general partner of 22NW, is a director of the Company.

On December 1, 2021, we issued C$35.0 million of the December Debentures for net proceeds after costs of C$32.7 million ($25.6 million). The December Debentures accrue interest at a rate of 6.25% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.20 per common share, or if not converted will mature and be repayable on December 31, 2026. Interest and principal are payable in cash or shares at the option of the Company. As a result of the Rights Offering, the conversion price of the December Debentures was adjusted to C$3.64 per common share, representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures. As at June 30, 2024, C$13.6 million ($10.0 million) principal amount of the December Debentures were held by a related party, 22NW and were subsequently repurchased by the Company as a result of the Debenture Repurchase as described below.

On August 2, 2024, the Company entered into an agreement with 22NW, to purchase for cancellation an aggregate of C$18,915,000 principal amount of the January Debentures at a purchase price of C$684.58 per C$1,000 principal amount of January Debentures and C$13,638,000 principal amount of the December Debentures at a purchase price of C$665.64 per C$1,000 principal amount of December Debentures, for an aggregate purchase price of C$22,104,591.45, inclusive of a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures were purchased by the Company. The purchase price of each series of Debentures (excluding the cash payment for accrued and unpaid interest) represented a discount of approximately 4% to the average trading price of the applicable series of Debentures on the TSX for the 20 trading days preceding August 2, 2024. Following the Debenture Repurchase, which closed on August 2, 2024, C$16,642,000 principal amount of the January Debentures and C$15,587,000 principal amount of the December Debentures remain outstanding, and 22NW no longer holds any Debentures.

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

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) with RBC of which C$4.4 million ($3.3 million) has been drawn and C$3.8 million ($2.9 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. During 2023, the Company had a $14.0 million equipment leasing facility, with RBC and one of its affiliates, in the United States, of which $13.3 million was drawn and repaid (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”). In connection with the Company’s decision to close the Rock Hill Facility, we settled the liability related to the U.S. Leasing Facility ($7.8 million). The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, we released $2.6 million of restricted cash during 2023.

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)		($ in thousands)
Net cash flows provided by (used in) operating activities	1,643	3,756	(400)	2,768
Net cash flows provided by (used in) investing activities	(844)	8,730	(563)	7,747
Net cash flows provided by (used in) financing activities	(150)	(2,193)	15,973	(2,861)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(109)	(13)	(339)	(49)
Net increase in cash, cash equivalents and restricted cash	540	10,280	14,671	7,605
Cash, cash equivalents and restricted cash, beginning of period	39,230	11,564	25,099	14,239
Cash, cash equivalents and restricted cash, end of period	39,770	21,844	39,770	21,844

Operating Activities

Net cash flows provided by operating activities were $1.6 million for the three months ended June 30, 2024 compared to $3.8 million in the same period of 2023. The decrease in cash flows provided by operations is largely due to a $0.9 million decrease in working capital compared to a $3.5 million increase in working capital in the second quarter of 2023 (the second quarter of 2023 included the receipt of $2.6 million related to the Employee Retention Credit), offset by the $1.3 million increase in Adjusted EBITDA and a $1.3 million decrease in reorganization expenses.

Net cash flows used by operating activities were $0.4 million for the six months ended June 30, 2024 compared to $2.8 million provided in the same period of 2023. The decrease in cash flow from operations was driven by a $15.0 million decrease in working capital changes (the first half of 2023 included the receipt of $7.3 million related to the Employee Retention Credit), offset by the $7.5 million increase in Adjusted EBITDA and a $2.2 million decrease in reorganization expenses.

Investing Activities

We invested $0.3 million and $0.7 million in property, plant and equipment during the three and six months ended June 30, 2024, compared to $0.7 million and $1.0 million in the three and six months ended June 30, 2023. This expenditure consisted of $0.6 million of manufacturing upgrades and $0.1 million of information technology in the six months ended June 30, 2024. We invested $0.5 million and $0.9 million on capitalized software during the three and six months ended June 30, 2024, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2023. During the first six months of 2024, we sold $1.0 million of assets classified as held for sale as a result of the closure of the Rock Hill Facility, for proceeds of $1.0 million. The Company benefited $10.0 million from the proceeds on sale of software and patents in the three and six months ended June 30, 2023.

Financing Activities

For the three months ended June 30, 2024, $0.2 million of cash was used in financing activities and $16.0 million was provided by financing activities for the six months ended June 30, 2024 compared to $2.2 million and $2.9 million, respectively, of cash used for the same periods of 2023. The cash provided in the six months ended June 30, 2024 comprised mainly of $21.3 million of net proceeds received from the Rights Offering offset by a $5.1 million principal repayment of Debentures as a result of the Issuer Bid, $0.2 million relating to employee tax payments on vesting RSUs and scheduled payments under the Leasing Facilities compared to the $2.8 million routine debt repayments made during the six month ended June 30, 2023.

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

On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The maximum availability under the Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case, plus 200 basis points. At June 30, 2024, available borrowings are C$14.4 million ($10.6 million) (December 31, 2023 – C$13.6 million ($10.3 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Second Extended RBC Facility removed the three-month FCCR covenant, which resulted in the release of $0.1 million of restricted cash during the first quarter of 2024 (the Company had $0.4 million restricted cash as at December 31, 2023).

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.3 million) has been drawn and C$3.8 million ($2.9 million) has been repaid, and a $14.0 million equipment leasing facility in the United States of which $13.3 million has been drawn and repaid (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%.

As part of the decision to close the Rock Hill Facility, the Company fully settled the liability related to the U.S. Leasing Facility of $7.8 million in the fourth quarter of 2023. The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, $2.6 million was released from restricted cash during 2023.

The Company did not make any draws on the Canadian Leasing Facility during the second quarter of 2024 and the year ended December 31, 2023.

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

See Note 16, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information. Additionally, refer to Note 18, “Subsequent Events” for the Debenture Repurchase subsequent to June 30, 2024.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the three months ended June 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 3, “Adoption of New and Revised Accounting Standards” to our interim condensed consolidated financial statements appearing in this Quarterly Report, there were no new accounting standards adopted during the three months ended June 30, 2024.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 except as described below regarding DIRTT’s litigation against Falkbuilt, Messrs. Smed and Loberg, and their associates.

With respect to the Utah Unfair Competition Case, Falkbuilt has refused to respond to discovery or supplement its prior discovery, and DIRTT is preparing for motion practice. While Falkbuilt also resisted the entry of a scheduling order, after motion practice and an order from the magistrate judge, the Court entered a scheduling order requiring discovery to be completed by February 2025. The Court set a pretrial conference for October 17, 2025. DIRTT has also retained two experts. Briefing on Falkbuilt’s motion to stay the case and renewed motion to move the case to Canada is fully briefed. DIRTT is proceeding as though the motion will be denied.

In the Canadian Non-Compete Case, as a potential alternative to the summary judgment application on liability, DIRTT recently took advantage of a new pilot project introduced by the Alberta Court of King's Bench to seek a full trial on both liability and damages in an effort to expedite the matter to conclusion. That application is scheduled for August 30, 2024.

Item 1A. Risk Factors

In addition to the risk factors set forth below and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K, which could materially affect our businesses, financial condition, or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Our two largest shareholders, 22NW and WWT, are able to exercise a significant amount of control over the Company due to their significant ownership of our common shares, and their interests may conflict with or differ from the interests of our other shareholders. In addition, the Amended and Restated SRP and the Support Agreement will limit the concentration of ownership of our common shares by shareholders other than 22NW and WWT, which may make it more difficult for a shareholder to acquire the Company.

As of August 5, 2024, 22NW and Aron English (collectively, the “22NW Group”) and WWT and Shaun Noll (collectively, the “WWT Group”) each owned 29.8% and 27.7% of our common shares, respectively, together beneficially owning approximately 57.5% of our common shares. So long as the 22NW Group and WWT Group and their respective affiliates continue to directly or indirectly own a significant amount of our common shares, they will be able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, amendments to our amended and restated articles of amalgamation, and approval of significant corporate transactions, barring any requirement for such shareholder to recuse itself from any such vote pursuant to applicable securities law, corporate law or the rules and regulations of any applicable stock exchanges. Further, Aron English and Shaun Noll, who serve as the investment manager and Managing Member of the 22NW Group and WWT Group, respectively, also serve as directors on the Company’s Board of Directors. This control could have the effect of delaying or preventing a change of control of the Company or changes in management, and would make the approval of certain transactions difficult or impossible without the support of these shareholders.

Since the 22NW Group and WWT Group each exercise a significant amount of control over the Company due to their significant ownership of our common shares, if the 22NW Group and WWT Group were to disagree about key decisions with respect to the Company we may not be able to effectively address challenges facing our business, which could adversely affect our business, financial condition or results of operations.

In addition, the Board has adopted the Amended and Restated SRP in order to help ensure that all shareholders of the Company are treated fairly and equally in connection with any unsolicited take-over bid or other acquisition of control of the Company. The Amended and Restated SRP may discourage, delay, or prevent a change of control or acquisition of the Company, even if such action may be considered beneficial by some shareholders, and could limit the price that investors would be willing to pay in the future for the Company’s common shares. The Amended and Restated SRP is currently effective but is subject to ratification by shareholders at the SRP Meeting to be held later this year. If ratified, the Amended and Restated SRP may prevent any current or prospective shareholder from obtaining a number of common shares that would allow it to exercise a similar level of control or influence over the Company as the 22NW Group and WWT Group currently have.

The repurchase and cancellation of our Debentures in 2024 may not enhance shareholder value and could adversely affect the price or liquidity of the Debentures.

On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$4.7 million of the principal balance of the January Debentures and C$5.8 million of the principal balance of the December Debentures.

On August 2, 2024, the Company and 22NW closed the Debenture Repurchase in which the Company purchased for cancellation an aggregate of C$18,915,000 principal amount of the January Debentures and C$13,638,000 principal amount of the December Debentures. Following the Issuer Bid and Debenture Repurchase, C$16,642,000 principal amount of the January Debentures and C$15,587,000 principal amount of the December Debentures remain outstanding.

The Issuer Bid and Debenture Repurchase decreased the number of outstanding Debentures, and therefore could decrease their liquidity in the market of the Debentures and increase the volatility of the prices at which they trade. The Debenture Repurchase may also cause the prices of the Debentures to differ from what they would be in the absence of the Debenture Repurchase. While the Debenture Repurchase decreased our indebtedness, it also decreased our cash reserves, which could impact our ability to operate and develop our business. There can be no assurance the Debenture Repurchase will ultimately enhance shareholder value.

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

4.5

Amended and Restated Shareholder Rights Plan Agreement, dated as of August 2, 2024, by and between DIRTT Environmental Solutions Ltd. and Computershare Trust Company of Canada, as rights agent (incorporated by reference to Exhibit 4.1 of the Registrants Current Report on Form 8-K,File No. 001-39061,filed August 2, 2024).

10.1

DIRTT Environmental Solutions Second Amended and Restated DIRTT Environmental Solutions Ltd. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K, File No. 001-39061, filed May 10, 2024)

10.2

Convertible Debenture Repurchase Agreement, dated as of August 2, 2024, by and between DIRTT Environmental Solutions Ltd. and 22NW Fund, LP (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K,File No. 001-39061, filed August 2, 2024)

10.3

Support and Standstill Agreement, dated as of August 2, 2024, by and among DIRTT Environmental Solutions Ltd., 22NW Fund, LP and WWT Opportunity #1 LLC (incorporated by reference to Exhibit 10.2 of the Registrants Current Report on Form 8-K,File No. 001-39061, filed August 2, 2024)

31.1*

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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

	By:	/s/ Fareeha Khan
Fareeha Khan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 7, 2024