Form 10-Q
period 2024-09-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2024-11-06
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The registrant had 193,392,884 common shares outstanding as of October 30, 2024.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

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
•
the voting influence of our two largest shareholders are able to exercise over the Company due to their ownership of our common shares;
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
•
global economic, political and social conditions affecting financial markets, such as the war in Ukraine and the conflict in the Middle East;
•
our exposure to currency exchange rates, tax rates, interest rates and other fluctuations, including those resulting from changes in laws or administrative practice, or changes in monetary policies;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheets

(Unaudited – Stated in thousands of U.S. dollars)

	As at September 30,	As at December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	23,626	24,744
Restricted cash	241	355
Trade and accrued receivables, net of expected credit losses of $0.1 million at September 30, 2024 and at December 31, 2023	20,385	15,787
Other receivables	521	484
Inventory	14,751	16,577
Prepaids and other current assets	3,601	4,023
Assets held for sale	-	1,555
Total Current Assets	63,125	63,525
Property, plant and equipment, net	21,587	25,077
Capitalized software, net	3,175	2,450
Operating lease right-of-use assets, net	27,132	29,813
Other assets	3,203	3,452
Total Assets	118,222	124,317
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	16,297	19,880
Other liabilities	3,027	2,482
Customer deposits and deferred revenue	3,524	5,290
Current portion of long-term debt and accrued interest	377	841
Current portion of lease liabilities	5,762	5,255
Total Current Liabilities	28,987	33,748
Long-term debt	23,536	55,267
Long-term lease liabilities	25,694	28,201
Total Liabilities	78,217	117,216
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 193,392,884 issued and outstanding at September 30, 2024 and 105,377,667 issued and outstanding at December 31, 2023	218,915	196,128
Additional paid-in capital	7,565	7,954
Accumulated other comprehensive loss	(16,346)	(16,125)
Accumulated deficit	(170,129)	(180,856)
Total Shareholders’ Equity	40,005	7,101
Total Liabilities and Shareholders’ Equity	118,222	124,317

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue	42,475	48,095	121,690	127,105
Service revenue	900	1,442	3,733	3,893
Total revenue	43,375	49,537	125,423	130,998

Product cost of sales	26,208	31,622	76,589	88,529
Service cost of sales	354	850	1,998	2,165
Total cost of sales	26,562	32,472	78,587	90,694
Gross profit	16,813	17,065	46,836	40,304

Expenses
Sales and marketing	5,183	6,161	17,165	18,302
General and administrative	5,834	4,669	14,791	16,003
Operations support	1,915	1,752	5,531	5,564
Technology and development	1,294	1,239	3,981	4,055
Stock-based compensation	803	1,069	1,905	2,543
Reorganization	604	321	944	2,857
Impairment charge on Rock Hill Facility	-	7,952	530	7,952
Related party expense	-	-	-	1,524
Total operating expenses	15,633	23,163	44,847	58,800

Operating income (loss)	1,180	(6,098)	1,989	(18,496)
Gain on extinguishment of convertible debt	7,478	-	10,409	-
Foreign exchange (loss) gain	(360)	822	917	(59)
Interest income	341	161	1,312	271
Interest expense	(1,525)	(1,196)	(3,524)	(3,636)
Government subsidies	-	-	-	236
Gain on sale of software and patents	-	-	-	6,145
	5,934	(213)	9,114	2,957
Net income (loss) before tax	7,114	(6,311)	11,103	(15,539)
Income taxes
Current and deferred income tax expense	23	-	371	-
	23	-	371	-
Net income (loss) after tax	7,091	(6,311)	10,732	(15,539)

Net income (loss) per share
Net income (loss) per share - basic	0.04	(0.05)	0.06	(0.14)
Net income (loss) per share - diluted	0.03	(0.05)	0.05	(0.14)

Weighted average number of shares outstanding (in thousands)
Basic	193,020	118,943	189,585	115,055
Diluted	241,272	118,943	239,301	115,055

Interim Condensed Consolidated Statement of Comprehensive Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) after tax for the period	7,091	(6,311)	10,732	(15,539)
Exchange differences on translation of foreign operations	386	(45)	(221)	149
Comprehensive income (loss) for the period	7,477	(6,356)	10,511	(15,390)

Total revenue for the three and nine months ended September 30, 2024 includes $nil revenue earned from related parties ($nil and $0.3 million for the three and nine months ended September 30, 2023, respectively).

Interest expense for the three and nine months ended September 30, 2024 includes $0.3 million and $1.0 million, respectively, earned by a related party ($0.4 million for the three and nine months ended September 30, 2023). Refer to Note 17.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2022	97,882,844	191,347	9,023	(16,106)	(166,272)	17,992
Stock-based compensation	-	-	452	-	-	452
Issued on vesting of RSUs and Share Awards	659,473	1,256	(1,256)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(26)	-	-	(26)
Issued for employee share purchase plan	322,408	128	-	-	-	128
Foreign currency translation adjustment	-	-	-	273	-	273
Net loss for the period	-	-	-	-	(11,434)	(11,434)
As at March 31, 2023	98,864,725	192,731	8,193	(15,833)	(177,706)	7,385
Stock-based compensation	-	-	625	-	-	625
Issued on vesting of RSUs and Share Awards	1,108,213	1,243	(1,243)	-	-	-
Issued for employee share purchase plan	572,253	122	-	-	-	122
Issued to settle related party debt	3,899,745	1,524	-	-	-	1,524
Foreign currency translation adjustment	-	-	-	(79)	-	(79)
Net income for the period	-	-	-	-	2,206	2,206
As at June 30, 2023	104,444,936	195,620	7,575	(15,912)	(175,500)	11,783
Stock-based compensation	-	-	360	-	-	360
Issued on vesting of RSUs and Share Awards	1,011	2	(2)	-	-	-
Issued for employee share purchase plan	343,411	125	-	-	-	125
Foreign currency translation adjustment	-	-	-	(45)	-	(45)
Net loss for the period	-	-	-	-	(6,311)	(6,311)
As at September 30, 2023	104,789,358	195,747	7,933	(15,957)	(181,811)	5,912

As at December 31, 2023	105,377,667	196,128	7,954	(16,125)	(180,856)	7,101
Stock-based compensation	-	-	248	-	-	248
Issued on vesting of RSUs	521,253	771	(771)	-	-	-
Issued on Rights Offering	85,714,285	21,273	-	-	-	21,273
Issued for employee share purchase plan	267,021	122	-	-	-	122
RSUs withheld to settle employee tax obligations	-	-	(76)	-	-	(76)
Foreign currency translation adjustment	-	-	-	(297)	-	(297)
Net income for the period	-	-	-		3,045	3,045
As at March 31, 2024	191,880,226	218,294	7,355	(16,422)	(177,811)	31,416
Stock-based compensation	-	-	194	-	-	194
Issued on vesting of RSUs	702,918	300	(300)	-	-	-
Issued for employee share purchase plan	384,499	135	-	-	-	135
RSUs withheld to settle employee tax obligations	-	-	(131)	-	-	(131)
Foreign currency translation adjustment	-	-	-	(310)	-	(310)
Net income for the period	-	-	-	-	596	596
As at June 30, 2024	192,967,643	218,729	7,118	(16,732)	(177,215)	31,900
Stock-based compensation	-	-	542	-	-	542
Issued on vesting of RSUs	125,205	49	(49)	-	-	-
Issued for employee share purchase plan	300,036	137	-	-	-	137
RSUs withheld to settle employee tax obligations	-		(46)	-	(5)	(51)
Foreign currency translation adjustment	-	-	-	386	-	386
Net income for the period	-	-	-	-	7,091	7,091
As at September 30, 2024	193,392,884	218,915	7,565	(16,346)	(170,129)	40,005

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flows from operating activities:
Net income (loss) for the period	7,091	(6,311)	10,732	(15,539)
Adjustments:
Depreciation and amortization	1,487	2,017	4,542	7,216
Impairment charge on Rock Hill Facility	-	7,952	530	7,952
Stock-based compensation	803	1,069	1,905	2,543
Foreign exchange loss (gain)	1,051	(577)	(420)	563
Gain on extinguishment of convertible debt	(7,478)	-	(10,409)	-
Gain on sale of software and patents	-	-	-	(6,145)
Accretion of convertible debentures	1,013	172	1,398	515
Loss on disposal	132	97	422	97
Changes in operating assets and liabilities:
Trade and accrued receivables	(2,609)	(5,130)	(4,598)	(6,639)
Other receivables	106	(163)	(43)	7,029
Inventory	327	1,749	1,558	4,902
Prepaid and other assets, current and long term	9	477	335	(41)
Accounts payable and accrued liabilities	(781)	(77)	(3,366)	475
Other liabilities	(34)	(212)	(34)	(421)
Customer deposits and deferred revenue	609	737	(1,761)	1,702
Current portion of long-term debt and accrued interest	(352)	(49)	(445)	(64)
Lease liabilities	148	168	776	542
Net cash flows provided by operating activities	1,522	1,919	1,122	4,687
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(310)	(255)	(973)	(1,304)
Capitalized software development expenditures	(409)	(425)	(1,333)	(1,530)
Other asset expenditures	29	(41)	(103)	(186)
Recovery of software development expenditures	94	49	215	131
Proceeds on sale of property, plant, and equipment	-	-	10	-
Proceeds on sale of assets held for sale	-	-	1,025	-
Proceeds on sale of equipment	-	14	-	14
Proceeds on sale of software and patents	-	-	-	9,964
Net cash flows (used in) provided by investing activities	(596)	(658)	(1,159)	7,089
Cash flows from financing activities:
Repayment of long-term debt	(16,230)	(551)	(21,323)	(3,386)
Net proceeds received from rights offering	-	-	21,273	-
Employee tax payments on vesting of RSUs	(32)	-	(239)	(26)
Net cash flows used in financing activities	(16,262)	(551)	(289)	(3,412)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(567)	(117)	(906)	(166)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,903)	593	(1,232)	8,198
Cash, cash equivalents and restricted cash, beginning of period	39,770	21,844	25,099	14,239
Cash, cash equivalents and restricted cash, end of period	23,867	22,437	23,867	22,437
Supplemental disclosure of cash flow information:
Interest paid	(853)	(1,038)	(2,531)	(3,077)
Income taxes paid	(133)	-	(544)	(10)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within
the consolidated balance sheets.			As At September 30,
			2024	2023
Cash and cash equivalents			23,626	19,460
Restricted cash			241	2,977
Total cash, cash equivalents and restricted cash			23,867	22,437

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

DIRTT is incorporated under the laws of the province of Alberta, Canada. Its headquarters is located at 7303 – 30th Street S.E., Calgary, AB, Canada T2C 1N6 and its registered office is located at 4500, 855 – 2nd Street S.W., Calgary, AB, Canada T2P 4K7. DIRTT’s common shares trade on the Toronto Stock Exchange under the symbol “DRT” and are quoted on the OTC Markets on the “OTC Pink Tier” under the symbol “DRTTF.”

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of September 30, 2024, and its results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023. The condensed balance sheet at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 included in the Annual Report on Form 10-K of the Company as filed with the SEC and applicable securities commission or similar regulatory authorities in Canada.

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

4. REORGANIZATION AND ASSETS HELD FOR SALE

Workforce Reductions

Beginning in early 2023, a review of our costs resulted in the decision to eliminate a number of salaried positions. These actions resulted in the Company incurring certain one-time termination costs. There were no restructuring costs associated with workforce reductions in the three and nine months ended September 30, 2024.

Temporary Suspension of Operations and Subsequent Closure at Rock Hill, South Carolina (the “Rock Hill Facility”)

On August 23, 2022, we announced the temporary suspension of operations at our Rock Hill Facility, shifting related manufacturing to our Calgary manufacturing facility. Costs associated with this idle facility, which included in cost of sales, were $0.4 million and $1.3 million for the three and nine month period ended September 30, 2024, respectively (2023 – $0.4 million and $1.4 million).

On September 27, 2023, the Company decided to permanently close the Rock Hill Facility. Certain assets, including manufacturing equipment, which met held-for-sale criteria at that time were reclassified from property, plant and equipment. During the three months ended March 31, 2024, $1.0 million of the assets held for sale were sold. At March 31, 2024, the assets held for sale balance was reduced from $0.5 million to $nil, resulting in a $0.5 million impairment charge for the first quarter as we were not able to determine the likelihood of a sale based on the market interest at that time.

	As at September 30,
	2024	2023
Assets held for sale, opening	1,555	-
Proceeds from sale of assets held for sale	(1,025)	-
Impairment charge on reassessment	(530)	-
Assets held for sale, ending	-	-

For the three months and nine months ended September 30, 2024, reorganization costs incurred relate to the above mentioned initiatives:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Termination benefits	-	168	-	2,138
Phoenix facility closure	-	24	-	96
Rock Hill Facility temporary suspension and closure of operations	604	129	932	129
Other costs	-	-	12	494
Total reorganization costs	604	321	944	2,857

Reorganization costs in accounts payable and accrued liabilities at January 1, 2023	2,277
Reorganization expense	3,009
Reorganization costs paid	(4,690)
Reorganization costs in accounts payable and accrued liabilities at December 31, 2023	596
Reorganization expense	944
Reorganization costs paid	(1,045)
Reorganization costs in accounts payable and accrued liabilities at September 30, 2024	495

Of the $0.5 million reorganization costs in accounts payable and accrued liabilities as at September 30, 2024 (December 31, 2023 – $0.6 million), $0.1 million relates to termination benefits (December 31, 2023 – $0.5 million) and $0.4 million relates to other reorganization costs (December 31, 2023 – $0.1 million). The Company is in the process of moving remaining assets at the Rock Hill Facility to other operating locations.

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

On August 2, 2024, the Company entered into a Convertible Debenture Repurchase Agreement (the “Repurchase Agreement”) with 22NW Fund, LP (“22NW”), pursuant to which the Company purchased for cancellation an aggregate of C$18,915,000 principal amount of the January Debentures at a purchase price of C$684.58 per C$1,000 principal amount of January Debentures and C$13,638,000 principal amount of the December Debentures at a purchase price of C$665.64 per C$1,000 principal amount of December Debentures, for an aggregate purchase price of C$22,104,591.45, inclusive of a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures were purchased by the Company (the “Debenture Repurchase”). The Debenture Repurchase closed on August 2, 2024. The purchase price of each series of Debentures (excluding the cash payment for accrued and unpaid interest) represented a discount of approximately 4% to the average trading price of the applicable series of Debentures on the Toronto Stock Exchange (the “TSX”) for the 20 trading days preceding August 2, 2024. Following the Debenture Repurchase, C$16,642,000 principal amount of the January Debentures and C$15,587,000 principal amount of the December Debentures remained outstanding and 22NW no longer holds any Debentures.

On August 28, 2024, the Company commenced a normal course issuer bid (the “NCIB”) for the Debentures (as defined in Note 9) which will terminate no later than August 27, 2025. Under the NCIB, DIRTT is permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. As at September 30, 2024, C$0.1 million and C$nil principal amounts of the December Debentures and January Debentures were acquired through the NCIB, respectively.

In accordance with GAAP, it was determined that the C$29.0 million ($21.3 million) repayment on convertible debt through the Issuer Bid, the Debenture Repurchase, and the NCIB, triggered an extinguishment of C$43.1 million ($31.7 million) of principal amount of debt. The gain on extinguishment of $7.5 million and $10.4 million for the three and nine months ended September 30, 2024, respectively, was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs of C$1.2 million ($0.9 million) (refer to Note 9).

6. GAIN ON SALE OF SOFTWARE AND PATENTS

There were no sales of software and patents during the three and nine months ended September 30, 2024.

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

The $10.0 million of proceeds on the sale of the 50% interest in the Applicable ICE code, pursuant to the Co-Ownership Agreement, was received during the second quarter of 2023. In accordance with GAAP, the proceeds were first applied to the net book value of the related cost of software of $2.9 million and patents (other assets) of $0.9 million and the residual amount of $6.1 million was recognized as a gain in the consolidated statement of operations. Further, $1.8 million was received during 2023 as a prepayment under the ARMSA, which was recognized into revenue during 2023 and the first quarter of 2024. Part of the proceeds of this transaction were used to settle one of our equipment leases of $1.6 million and resulted in the release of $0.4 million of restricted cash during 2023 (refer to Note 9).

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial well-being of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At September 30, 2024, approximately 91% of our trade accounts receivable are insured, relating to accounts receivable from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the three and nine months ended September 30, 2024, one Construction Partner accounted for greater than 9% of revenue (one Construction Partner for the three and nine months ended September 30, 2023, respectively). In addition, and where possible, we collect a 50% deposit on sales, excluding the government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	September 30, 2024	December 31, 2023
Current	19,212	12,070
Overdue	1,273	3,818
	20,485	15,888
Less: expected credit losses	(100)	(101)
	20,385	15,787

No adjustment to our expected credit losses of $0.1 million was required for the three or nine months ended September 30, 2024. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

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

8. OTHER LIABILITIES

	As at,
	September 30, 2024	December 31, 2023
Warranty provisions (1)	867	873
DSU liability	1,724	1,086
Income taxes payable	115	289
Sublease deposits	184	184
Equipment lease liability	87	-
Other provisions	50	50
Other liabilities	3,027	2,482

(1)
The following table presents a reconciliation of the warranty provision balance:

	As at,
	September 30, 2024	December 31, 2023
As at January 1,	873	1,278
Additions to warranty provision	503	1,208
Payments related to warranties	(509)	(1,613)
	867	873

9. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance on January 1, 2023	-	11,812	53,623	65,435
Accretion of issue costs	-	-	698	698
Accrued interest	-	526	3,411	3,937
Interest payments	-	(526)	(3,451)	(3,977)
Principal repayments	-	(11,579)	-	(11,579)
Exchange differences	-	251	1,343	1,594
Balance at December 31, 2023	-	484	55,624	56,108
Current portion of long-term debt and accrued interest	-	79	762	841
Long-term debt	-	405	54,862	55,267

Balance on January 1, 2024	-	484	55,624	56,108
Accretion of issue costs	-	-	1,398	1,398
Accrued interest	-	33	2,053	2,086
Interest payments	-	(33)	(2,498)	(2,531)
Principal repayments	-	(61)	(21,262)	(21,323)
Gain on extinguishment	-	-	(10,409)	(10,409)
Exchange differences	-	(6)	(1,410)	(1,416)
Balance at September 30, 2024	-	417	23,496	23,913
Current portion of long-term debt and accrued interest	-	82	295	377
Long-term debt	-	335	23,201	23,536

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

On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Interest is calculated at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case plus 200 basis points. At September 30, 2024, available borrowings are C$14.4 million ($10.7 million) (December 31, 2023 – C$13.6 million ($10.3 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Second Extended RBC Facility removed the three-month FCCR covenant, which resulted in the release of $0.1 million of restricted cash during the first nine months of 2024 (the Company had $0.4 million restricted cash as at December 31, 2023).

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.3 million) has been drawn and C$3.9 million ($2.9 million) has been repaid, and a $14.0 million equipment leasing facility in the United States (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC, of which $13.3 million has been drawn and repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. Refer to Note 4 on the decision to permanently close the Rock Hill Facility. As part of this decision, the Company fully settled the $7.8 million principal balance of the U.S. Leasing Facility in the fourth quarter of 2023. The U.S. Leasing Facility is no longer available to be drawn on.

The Company did not make any draws on the Canada Leasing Facility during the first nine months of 2024 (2023 – $nil). The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters (the “January Debentures”). On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures will mature and be repayable on January 31, 2026 (the “January Debentures Maturity Date”) and accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The January Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. As a result of the Rights Offering (as defined herein) (refer to Note 15), the conversion price of the January Debentures was adjusted to C$4.03 per common share representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures, and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures (refer to Note 5). On August 2, 2024, the Company completed the Debenture Repurchase and repurchased for cancellation C$18.9 million principal amount of the January Debentures held by 22NW. On August 26, 2024, the Company announced the NCIB for the Debentures, which commenced on August 28, 2024. During the third quarter of 2024, the Company did not repurchase for cancellation any of the January Debentures as part of the NCIB. As at September 30, 2024, C$16.6 million ($12.2 million) principal amount of the January Debentures was outstanding.

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures with a syndicate of underwriters (the “December Debentures” and, together with the January Debentures, the “Debentures”). These December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. As a result of the Rights Offering (refer to Note 15), the conversion price of the December Debentures was adjusted to C$3.64 per common share representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures (refer to Note 5). On August 2, 2024, the Company repurchased for cancellation C$13.6 million ($10.1 million) principal amount of December Debentures held by 22NW. On August 26, 2024, the Company announced a NCIB for the Debentures. During the third quarter of 2024, the Company repurchased for cancellation C$0.1 million ($0.1 million) principal amount of December Debentures as part of the NCIB. As at September 30, 2024, C$15.5 million ($11.5 million) principal amount of the December Debentures was outstanding.

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

Stock-based compensation expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Equity-settled awards	627	594	1,641	2,106
Cash-settled awards	176	475	264	437
	803	1,069	1,905	2,543

The following summarizes RSUs, PRSUs (as defined herein), share awards, PSUs, and DSUs activity during the periods:

	RSU Time-	RSU Performance-	Share
	Based	Based	Awards	PSU	DSU
	Number of	Number of	Number of	Number of	Number of
	units	units	units	units	units
Outstanding at December 31, 2022	1,885,337	343,919	-	-	1,165,319
Granted	3,549,500	-	522,883	2,584,161	1,646,420
Vested or settled	(987,054)	(258,760)	(522,883)	-	(220,590)
Withheld to settle employee tax obligations	(64,230)	-	-	-	-
Forfeited or expired	(600,345)	-	-	(738,553)	-
Outstanding at September 30, 2023	3,783,208	85,159	-	1,845,608	2,591,149
Outstanding at December 31, 2023	3,530,564	64,029	-	1,845,608	3,086,172
Granted	8,456,663	-	-	-	1,409,962
Vested or settled	(1,336,802)	(12,574)	-	-	(741,306)
Withheld to settle employee tax obligations	(351,672)	-	-	-	-
Forfeited or expired	(159,663)	(6,278)	-	-	-
Outstanding at September 30, 2024	10,139,090	45,177	-	1,845,608	3,754,828

Restricted share units (time-based vesting)

Except as noted below, outstanding restricted share units (“RSUs’) that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant. At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in the nine months ended September 30, 2023 and 2024 were C$0.46 and C$0.67, respectively, which was determined using the closing price of the Company’s common shares on their respective grant dates.

During the third quarter, certain of the Company’s executives were issued (i) 5 million RSUs which will cliff vest on August 14, 2026 and (ii) 975,000 RSUs, one-third of which will vest every year over a three-year period from the date of grant, in each case such vesting is generally subject to continued employment. Once vested, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted was C$0.75, which was determined using the closing price of the Company’s common shares on the grant date.

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

Share awards

There were no share awards granted or vested during the first nine months of 2024.

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

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through Performance Share Units (“PSUs”). The performance period of the PSUs is from January 1, 2023 to December 31, 2026 with a cliff vesting term for December 31, 2026. 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of September 30, 2024, the fair value of these PSUs have been deemed to be nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023, 738,553 PSUs with a $nil value were forfeited as a result of an executive departure and 1,845,608 PSUs with a $nil value are outstanding at September 30, 2024.

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the period. DSUs outstanding at September 30, 2024 had a fair value of $0.5 million which is included in other liabilities on the balance sheet (December 31, 2023 – $0.5 million).

Granted under the 2023 and 2024 LTIP

DSUs granted after May 30, 2023 (the “New DSUs”) will be settled by way of the provision of cash or shares (or a combination thereof) to the Directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the DSUs granted in 2023 and 2024 was C$0.46 ($0.34) and C$0.64 ($0.47), respectively, which was determined using the closing price of the Company’s common shares on the grant date. New DSUs outstanding at September 30, 2024 had a fair value of $1.2 million which is included in other liabilities on the balance sheet (December 31, 2023 – $0.6 million).

Options

The following summarizes options forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2022	1,480,069	7.03
Forfeited	(989,066)	6.97
Expired	(263,725)	6.46
Outstanding at September 30, 2023	227,278	7.95
Outstanding at December 31, 2023	209,409	7.71
Forfeited	(2,000)	7.84
Expired	(207,409)	7.70
Exercisable at September 30, 2024	-	-

As at September 30, 2024, the Company had no outstanding options.

Dilutive Instruments

For the three and nine months ended September 30, 2024, 0.1 million and 2.0 million RSUs, 2.3 million and 1.8 million New DSUs, respectively, and 45.9 million shares which would have been issued if the principal amount of the Debentures were settled in common shares at the quarter-end price were included in the diluted earnings per share calculation. 0.04 million PRSUs, 1.8 million PSUs and 6.1 million and 8.1 million RSUs, in the three and nine months ended September 30, 2024, respectively, were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net income per share. See Note 11 for the dilutive impact on net income per share.

For the three and nine months ended September 30, 2023, 3.9 million RSUs (including PRSUs), 1.2 million New DSUs, 2.6 million PSUs, 0.2 million options, 1.1 million shares relating to equity-settled Variable Pay Plan (“VPP”) and 134.4 million shares which would be issued if the principal amount of the Debentures were settled in our common shares at the quarter-end price were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive to the net loss per share.

11. EARNINGS PER SHARE

On November 21, 2023, the Company announced a Rights Offering (refer to Note 15) which distributed to holders of common shares, as of the close of business on December 12, 2023, transferable subscription rights to purchase up to an aggregate of 85,714,285 common shares at a subscription price of C$0.35 per common share (refer to Note 15). On January 9, 2024, the Company announced the completion of the Rights Offering, pursuant to which the Company issued an aggregate of 85,714,285 common shares. A retrospective adjustment is required on the calculation of net income (loss) per share for the three and nine months ended September 30, 2023 to account for the bonus factor that resulted from this event.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) per share – basic
Net income (loss) (thousands of U.S. dollars)	$7,091	$(6,311)	$10,732	$(15,539)
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	104,449	NA	101,036
Weighted average number of shares outstanding (thousands of shares restated)	193,020	118,943	189,585	115,055
Net income (loss) per share (U.S. dollars) − basic (as previously calculated, prior to Rights Offering)	NA	$(0.06)	NA	$(0.15)
Net income (loss) per share (U.S. dollars) − basic (as on the Consolidated Statement of Operations)	$0.04	$(0.05)	$0.06	$(0.14)

Net income (loss) per share − diluted
Net income (loss) (thousands of U.S. dollars)	$7,091	$(6,311)	$10,732	$(15,539)
Interest on convertible debentures	$486	NA	$2,053	NA
	$7,577	$(6,311)	$12,785	$(15,539)
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	104,449	NA	101,036
Weighted average number of shares outstanding (thousands of shares restated)	193,020	118,943	189,585	115,055
Dilutive debentures on convertible debt (thousands of shares) (1)	45,861	-	45,861	-
Dilutive RSUs and PRSUs (thousands of shares) (2)	117	-	2,043	-
Dilutive New DSUs (thousands of shares) (2)(3)	2,274	-	1,812	-
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	118,943	NA	115,055
Weighted average number of shares outstanding (thousands of shares restated)	241,272	118,943	239,301	115,055
Net income (loss) per share (U.S. dollars) − diluted (as previously calculated, prior to Rights Offering)	NA	$(0.06)	NA	$(0.15)
Net income (loss) per share (U.S .dollars) − diluted (as on the Interim Condensed Consolidated Statement of Operations)	$0.03	$(0.05)	$0.05	$(0.14)

(1) For the three and nine months ended September 30, 2023, the Net loss per share - diluted excludes the effect of 134.4 million shares that would be issued if the principal amount of the Debentures were settled in our common shares at the quarter end price and are excluded as they would be anti-dilutive. For the three and nine months ended September 30, 2024, the Net income per share − diluted includes the effect of 45.9 million shares related to the Debentures as they would have the potential to dilute basic earnings per share.

(2) For the three and nine months ended September 30, 2023, the Net loss per share − diluted excludes the effect of 3.9 million RSUs (including PRSUs), 1.1 million shares relating to equity-settled VPP, 1.2 million New DSUs, 0.2 million options and 2.6 million PSUs as these would be anti-dilutive.

(3) For the three and nine months ended September 30, 2024, the Net income per share − diluted excludes the effect of 0.04 million PRSUs, and 1.8 million PSUs, 6.1 million and 8.1 million RSUs as they would be anti-dilutive.

12. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 13 for the disaggregation of revenue by geographic region.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Product	38,510	43,132	109,527	113,323
Transportation	3,788	4,767	11,602	13,169
License fees from Construction Partners	177	196	561	613
Total product revenue	42,475	48,095	121,690	127,105
Installation and other services	900	1,442	3,733	3,893
	43,375	49,537	125,423	130,998

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
At a point in time	42,298	47,899	121,129	126,492
Over time	1,077	1,638	4,294	4,506
	43,375	49,537	125,423	130,998

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

Contract Liabilities

	As at
	September 30, 2024	December 31, 2023	December 31, 2022
Customer deposits	3,344	5,290	4,458
Deferred revenue	180	-	408
Contract liabilities	3,524	5,290	4,866

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was lower as at September 30, 2024 compared to December 31, 2023 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2023 and 2022 totaling $5.3 million and $4.8 million, respectively, were recognized as revenue during the nine months ended September 30, 2024 and 2023, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial	27,815	31,272	86,012	82,154
Healthcare	6,975	8,483	14,824	25,111
Government	3,768	4,606	12,335	10,581
Education	3,740	3,538	7,958	8,646
License fees from Construction Partners	177	196	561	613
Total product and transportation revenue	42,475	48,095	121,690	127,105
Installation and other services	900	1,442	3,733	3,893
	43,375	49,537	125,423	130,998

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

Revenue from external customers

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Canada	7,879	5,665	15,607	14,577
U.S.	35,496	43,872	109,816	116,421
	43,375	49,537	125,423	130,998

Non-current assets

	As At
	September 30, 2024	December 31, 2023
Canada	28,887	30,033
U.S.	26,210	30,759
	55,097	60,792

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

DIRTT’s chief operating decision maker is the executive leadership team that includes the president and chief operating officer, chief financial officer, and the chief executive officer. The chief operating decision maker assesses performance for the solutions segment and decides how to allocate resources based on gross profit and net income (loss) that also is reported on the Consolidated Statement of Operations and Comprehensive Loss as consolidated gross profit and net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. The chief operating decision maker uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the solutions segment or into other parts of the entity, such as to repay long-term debt.

Gross profit and net income (loss) are used to monitor budget versus actual results. The chief operating decision maker also uses net income (loss) in competitive analysis by benchmarking to DIRTT’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

DIRTT derives revenue primarily in North America and manages the business activities on a consolidated basis. The technology used in the customer arrangements is based on a single software platform that is deployed to, and implemented by, customers in a similar manner.

Segment profit and loss reconciliation to net income (loss) after tax

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)		($ in thousands)
Revenue	43,375	49,537	125,423	130,998
Gross Profit	16,813	17,065	46,836	40,304
Gross Profit Margin	38.8%	34.4%	37.3%	30.8%
Operating expenses (1)	15,633	23,163	44,847	58,800
Operating income (loss)	1,180	(6,098)	1,989	(18,496)
Other income/(expenses) and gains/(losses) (2)	5,911	(213)	8,743	2,957
Net income (loss) after tax	7,091	(6,311)	10,732	(15,539)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-	-
Net income (loss) after tax	7,091	(6,311)	10,732	(15,539)

(1) Includes Sales and marketing, General and administrative, Operations support, Technology and development, Stock-based compensation, Reorganization costs, Related party expenses, and Impairment charges

(2) Includes Tax expenses, non-recurring gains and losses, government subsidies, foreign exchange gains(losses), interest income, and interest expenses

14. INCOME TAXES

As at September 30, 2024, the Company had a valuation allowance of $31.8 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2023 – $34.5 million).

15. RIGHTS OFFERING

On November 21, 2023, the Company announced that the Board of Directors had approved a rights offering (the “Rights Offering”) to its common shareholders for aggregate gross proceeds of C$30.0 million ($22.4 million).

In connection with the Rights Offering, the Company entered into a standby purchase agreement, dated November 20, 2023 (the “Standby Purchase Agreement”) with 22NW and 726 BC LLC and 726 BF LLC (together, “726”), or their permitted assigns (collectively and including WWT Opportunity #1 LLC (“WWT”), to which 726 transferred all of their common shares to on December 1, 2023, the “Standby Purchasers”). Subject to the terms and conditions of the Standby Purchase Agreement, each Standby Purchaser agreed to exercise its Basic Subscription Privilege (as defined below) in full and to collectively purchase from the Company, at the subscription price, all common shares not subscribed for by holders of Rights (as defined below) under the Basic Subscription Privilege or Additional Subscription Privilege (as defined below), up to a maximum of C$15.0 million each, so that the maximum number of common shares that could be issued in connection with the Rights Offering would be issued and the Company would receive aggregate gross proceeds of C$30.0 million ($22.4 million). As described below, no standby fee was paid to the Standby Purchasers in connection with the Rights Offering; however, DIRTT reimbursed the Standby Purchasers for their reasonable expenses in the amount of $0.03 million each.

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

16. COMMITMENTS

As at September 30, 2024, the Company had outstanding purchase obligations of approximately $3.1 million related to inventory and property, plant and equipment purchases (December 31, 2023 – $2.8 million). As at September 30, 2024, the Company had undiscounted operating lease liabilities of $42.4 million (December 31, 2023 – $45.1 million).

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

In connection with the Debt Settlement Agreement, on March 15, 2023, the Company entered into a share issuance agreement with the 22NW, pursuant to which the Company agreed to repay the Debt with the issuance to the 22NW Group of 3,899,745 common shares at a deemed price of $0.40 per common share, subject to approval by the Company’s shareholders which was obtained at the Company’s annual and special meeting of shareholders held on May 30, 2023.

Other related party transactions for the nine months ended September 30, 2023, relate to the sale of DIRTT products and services to the 22NW Group for $0.3 million. The sale to the 22NW Group was based on price lists in force and terms that are available to all employees. There were no sales to the 22NW Group for the nine months ended September 30, 2024.

On August 2, 2024, the Company entered into a Convertible Debenture Repurchase Agreement (the “Repurchase Agreement”) with 22NW Group to purchase for cancellation an aggregate of C$18.9 million ($14.0 million) principal amount of the January Debentures and C$13.6 million ($10.1 million) principal amount of the December Debentures for an aggregate purchase price of C$22.1 million ($16.2 million). Interest earned on such Debentures to, but not including, the date of repurchase for the three months and nine months ended September 30, 2024 was $0.3 million and $1.0 million, respectively, and was $0.4 million for the three and nine months ended September 30, 2023. Interest is earned on terms applicable to all Debenture holders. As at September 30, 2024, 22NW no longer held any Debentures.

Also on August 2, 2024, DIRTT entered into a support and standstill agreement (the “Support Agreement”) with 22NW and WWT, DIRTT’s second largest shareholder, which replaced the support and standstill agreement entered into with 22NW on March 22, 2024. Under the Support Agreement, both 22NW and WWT agreed to certain voting and standstill obligations, including voting in favor of the management director nominees at each of DIRTT’s next two annual general meetings and voting in favor of the ratification of the Amended and Restated SRP (as defined below). Additionally, each of 22NW and WWT has the right to designate a director nominee at each of DIRTT’s next two annual general meetings, and are each subject to certain restrictions with respect to commencing a take-over bid for the Company. The Support Agreement also permits WWT to acquire up to 4,067,235 additional shares through market purchases (representing approximately 2% of the issued and outstanding shares), which provides WWT with an opportunity to own the same number of shares as 22NW (being 57,447,988 shares, or approximately 29.8% of the issued and outstanding shares as of the date of the Support Agreement). The Support Agreement otherwise prohibits each of 22NW and WWT from acquiring any additional shares.

To give effect to the terms of the Support Agreement, the Board adopted an amended and restated shareholder rights plan effective August 2, 2024 (the “Amended and Restated SRP”), which amended and restated the Company's shareholder rights plan agreement originally adopted by the Board on March 22, 2024 (the “Original SRP”). The Amended and Restated SRP was ratified by shareholders at the special meeting held on September 20, 2024 (the “SRP Meeting”). The Amended and Restated SRP revised the definition of “Exempt Acquisition” in order to permit WWT to acquire additional common shares without triggering the provisions of the Amended and Restated SRP. The Amended and Restated SRP is otherwise consistent with the Original SRP and is substantially similar to the rights plan adopted by the Company in 2021. Like the Original SRP, the Amended and Restated SRP is intended to help ensure that all shareholders of the Company are treated fairly and equally in connection with any unsolicited take-over bid or other acquisition of control of the Company (including by way of a “creeping” take-over bid). The Amended and Restated SRP was not adopted in response to any specific proposal to acquire control of the Company, and the Board was not aware of any pending or potential take-over bid for the Company at the time of the adoption.

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

Key Third Quarter Highlights

•
Revenue for the quarter ended September 30, 2024 was $43.4 million, a decrease of $6.2 million, or 12.4%, from $49.5 million for the same period of 2023, and an increase of $2.2 million, or 5.3%, from the second quarter of 2024. Third quarter revenue was in line with the expected guidance range of $40 million to $44 million provided last quarter. The decrease in revenue, as compared to the same period of 2023, was primarily the result of three large commercial projects and one large healthcare project that were completed in the third quarter of 2023 and were not repeated in the same period in 2024, partially offset by higher volume in the education sector.
•
Gross profit and gross profit margin for the quarter ended September 30, 2024 were $16.8 million or 38.8% of revenue, a decrease of $0.3 million from $17.1 million or 34.4% of revenue for the quarter ended September 30, 2023. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the three months ended September 30, 2024 was $17.6 million, a decrease of $0.7 million from $18.3 million for the third quarter of 2023. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the third quarter of 2024 was 40.7% as compared to 36.9% in the comparative period of 2023. These increases in Adjusted Gross Profit Margin are the result of improved material optimization to offset the inflationary impacts on material costs.
•
Net income after tax for the third quarter of 2024 was $7.1 million compared to a $6.3 million net loss after tax for the same period of 2023. The increase in net income is primarily the result of a $7.5 million gain on extinguishment of debt relating to the Debenture Repurchase and the NCIB, a $7.5 million decrease in operating expenses (operating expenses in the third quarter of 2023 included an $8.0 million impairment charge on the Rock Hill Facility which was not repeated in the third quarter of 2024), and a $0.2 million increase in interest income, offset by a $0.3 million decrease in Gross Profit, a $1.2 million increase in foreign exchange loss, and a $0.3 million increase in interest expense.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the third quarter of 2024 was $4.1 million, or 9.4% of revenue, a decrease of $1.2 million from $5.3 million, or 10.6% of revenue, for the third quarter of 2023. Lower Adjusted EBITDA was mainly driven by the decrease in gross profit and an increase in operating expenses due to the above noted reasons.

•
Cash on hand decreased by $15.9 million in the third quarter of 2024 to $23.9 million, compared to a $0.6 million increase in cash in the third quarter of 2023. The decrease in cash in the third quarter of 2024 was driven by a $16.2 million repayment of long-term debt, $0.6 million in capital expenditures, offset by $1.5 million cash flows from operations. Our cash on hand was negatively impacted by a $0.6 million foreign exchange loss.
•
On August 2, 2024, the Company and 22NW closed the Debenture Repurchase in which the Company purchased for cancellation an aggregate of C$18,915,000 principal amount of the January Debentures and C$13,638,000 principal amount of the December Debentures. As at September 30, 2024, C$16,642,000 principal amount of the January Debentures and C$15,587,000 principal amount of the December Debentures remain outstanding, and 22NW no longer holds any Debentures.
•
On August 2, 2024, the Board of Directors adopted the Amended and Restated Shareholder Rights Plan (the “Amended and Restated SRP”) which superseded the plan adopted on March 22, 2024 and was approved by the Company’s shareholders at a special meeting held on September 20, 2024 (the “SRP Meeting”). The Company also entered a support and standstill agreement (the “Support Agreement”) with 22NW, DIRTT’s largest shareholder, and WWT Opportunity #1 LLC (“WWT”), DIRTT’s second largest shareholder. The Support Agreement replaces the previously announced support and standstill agreement entered into with 22NW on March 22, 2024.
•
On August 28, 2024, the Company commenced the NCIB for the Company’s Debentures, which permits DIRTT to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. As at September 30, 2024, C$0.1 million and C$nil principal amounts of the December Debentures and January Debentures were acquired through the NCIB, respectively.

Pipeline

The table below presents our qualified leads and twelve-month forward pipeline as at October 1, 2024, January 1, 2024 and October 1, 2023. We define qualified leads as the quantity of projects being pursued as of the date presented, and define our pipeline as the estimated potential revenue from qualified leads where a client has engaged DIRTT and is assessing DIRTT as a potential provider of prefabricated interior solutions. We believe these metrics are helpful to estimate near-term performance, particularly given the macroeconomic factors that affect our operating environment, including labor availability, interest rate changes, and potential recessionary impacts on construction projects.

As of October 1, 2024, our twelve-month forward pipeline decreased by 10% year-over-year and decreased by 6% from January 1, 2024, illustrated in the table below.

	As at
	October 1, 2024	January 1, 2024	% Change	October 1, 2023	% Change
Twelve Month Forward Pipeline ($ 000s)
Commercial	145,827	176,789	(18)	192,773	(24)
Healthcare	48,931	41,221	19	39,230	25
Government	34,829	34,813	0	34,866	(0)
Education	25,383	17,117	48	16,235	56
	254,970	269,940	(6)	283,104	(10)
Leads (#)	940	861	9	999	(6)

The October 1, 2023 pipeline included a large commercial project awarded to us in the first quarter of 2024, but the project was phased over a three-year period. As a result, the twelve-month pipeline decreased by $25 million while the project value remained in the full pipeline. After accounting for this phasing, the twelve-month pipeline decreased by $3 million.

As shared in our outlook, the Company’s revenue guidance for the second half of 2024 was $83 million to $93 million, as compared to revenue for the second half of 2023 of $100 million. The October 1, 2024 pipeline reflects the lower revenue guidance for the fourth quarter of 2024. We believe our pipeline has higher integrity and has more projects further along the process and therefore we are maintaining our revenue guidance for 2025 at $194 million to $209 million.

Outlook

This quarter we continued on our Journey to Excellence, reporting net profit after tax of $7.1 million and 9.4% Adjusted EBITDA Margin. At September 30, 2024, we held $23.6 million in cash on hand with total liquidity (inclusive of borrowing availability) of $34.3 million. Improved operational results have also led to positive cash flow in the last six quarters. We have strengthened our balance sheet through the repurchase and cancellation of a significant portion of our debt. Our debt at September 30, 2024 is $23.9 million, down from $56.1 million at December 31, 2023. We expect to be in a position to pay off or refinance the remaining Debentures when they come due.

Construction is a multi-billion-dollar industry and growing. Increasing challenges, such as rising costs, labor shortages and environmental impact are leaving end users in search of a better alternative, which increases the business case to build with DIRTT. We believe that we stand apart from competition with project certainty, our core focus on sustainability, adaptability, and our “custom is standard” offering.

DIRTT’s executive and senior leadership team met this fall to plan for the future. We finalized our new mission, vision and values and determined four strategic priorities for the next three years: Revenue growth, continued expansion of DIRTT’s proprietary ICE software, accelerated innovation, and investment in talent. New leadership in our commercial organization is driving forward a commercial strategy focusing on our core principles as stated in our mission, vision and values. Our vision is to “Transform how the world builds,” which comes to life through what we view as our key differentiators:

•
Product Design: DIRTT’s reconfigurable system offers a paradigm shift in how end users interact with their spaces. Our design offers a compelling alternative to conventional construction and our drywall alternative installs significantly faster and requires fewer trades
•
Speed: Our industry-leading 10-business-day lead time is among the fastest in our peer group. We have delivered on that commitment more than 99% of the time year-to-date
•
Quality: Our comprehensive 10-year warranty which typically exceeds conventional alternatives
•
Innovation: Our 20-year ethos of “custom is standard” allows us to serve a diversity of clientele and respond to their needs
•
Customer Service: Our sales representatives, project managers and internal teams are available to our customers to deliver on “custom is standard” as well as other organizational commitments
•
Technology: Our ICE software (as defined below) provides an end-to-end system for customers to design and for DIRTT to manufacture a diverse mix of products at scale

As we lean into these values, we continue to focus on removing bottlenecks for our commercial team and Construction Partners. We also continue to focus on accelerating pipeline growth from our new, diversified sales channels such as other prefabricators that are meaningfully contributing to our commercial strategy. We are reducing administrative tasks and offering our internal teams to support the sales cycle. We also enable our Construction Partners to pursue an increasing share of healthcare work through unique and differentiated products, such as our applied headwall offerings and the Clinical Observation Vertical Exam (the “COVE™”), a new innovative product designed to help improve patient care in emergency rooms. Just as we have implemented best practices for operational excellence in our plants, we are doing the same in our commercial organization.

Officially launching in November, we’re already seeing positive demand for the COVE with interest from over 15 major health systems. The industry also recognized the COVE with two significant product awards for “Most Innovative” and “Architect’s Choice” at the 2024 Healthcare Facilities Symposium and Expo.

A critical driver of our innovative process is our proprietary design integration software, ICE (“ICE” or “ICE Software”). We have committed to an ongoing process of enhancing this software to deliver more value and drive more efficiency. In Q3, in addition to launching ICE Manager and Design Editor, DIRTT’s team made updates to enable our partners to rely less on the DIRTT support team to specify their designs in ICE.

Our operations team continues to excel in its goal of zero defects, missed deliveries, and workplace injuries. For the nine months ended September 30, 2024, our total recordable incident rate (TRIF) rate was 0.63, which is 85% below the industry average. Our on-time in full (OTIF) delivery performance was 99.2% for the quarter.

We believe that DIRTT has significant untapped manufacturing capacity that can serve a multiple of our current revenue base. Improvements to our cost structure, including a materially reduced fixed cost base and incremental growth in revenue, will flow through to Adjusted EBITDA and free cash flow.

Looking at macroeconomic conditions through the third quarter of 2024, the US economy remains uncertain, but we are increasingly optimistic. On the positive side, inflation has tempered considerably from a high in 2022. Unemployment has only risen modestly during that period of disinflation. It appears that the US economy is on the path to a soft-landing scenario. With commercial office as our largest segment, factors affecting workplace investment and occupancy are closely monitored. We continue to see a slow but steady increase in Kastle Systems occupancy data as well as large employers continuing their requirement for in-person attendance. Conversely, the AIA/Deltek Architectural Billings Index continues its twentieth month of declining billings for architecture firms. Additionally, the interest rate environment has begun to ease, but the tailwinds of that reduction have yet to reach the commercial real estate market. Overall, we remain confident in our continued ability to navigate diverse economic environments through our exceptional operational excellence and continued focus on scaling our organization for profitable growth.

As we look forward, our year-over-year 12-month pipeline is 10% lower than 2023. However, this is almost exclusively driven by winning a bid for a three-year +$25 million opportunity which began production in Q2 and will continue shipping into 2026. Clients order large projects (>$1m USD) in phases due to install schedules. Our full pipeline continues to grow and reach post-COVID highs. As we analyze the integrity of our pipeline, we have more won work year-over-year which reinforces our view for revenue growth in 2025. We have maintained the 2024 and 2025 guidance numbers that were provided in our Q2 outlook:

•
2024 Revenue: $165-175 million
•
2024 Adjusted EBITDA: $12-15 million
•
2025 Revenue: $194-209 million
•
2025 Adjusted EBITDA: $18-25 million

We have minimal capital expenditure needs in the short term and with the availability of tax losses, we expect most of our Adjusted EBITDA will flow through to free cash flow. Our expected 2025 Adjusted EBITDA takes into account planned investments to achieve our strategic breakthroughs. The level of investments made will be finalized as we go through our budget process in the next quarter. We expect the Company will have approximately one turn of debt to Adjusted EBITDA financial leverage by the end of 2025 and we expect to have improved access to traditional bank lines.

DIRTT could not have achieved the past two years of organizational improvements without the support of our talented employee base. We are advancing our goal to make DIRTT an employer of choice and we will aspire to maintain this stance in our industry.

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

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), tax consequences, reorganization expense, unusual or infrequent charges or gains (such as gain on sale of software and patents, gain on extinguishment of debt, and impairment charges), stock-based compensation, related party expense, and government subsidies. We remove the impact of foreign exchange gain (loss) from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA. We have not reconciled non-GAAP forward-looking measures, including Adjusted EBITDA guidance, to its corresponding GAAP measures due to the high variability and difficulty in making accurate forecasts and projections, particularly with respect to non-operating income and expenditures, which are difficult to predict and subject to change.

Government subsidies, depreciation and amortization, stock-based compensation expense, reorganization expense, foreign exchange gains and losses, gain on extinguishment of debt, impairment charges, gain on sale of software and patents, net interest income on cash deposits, interest expense on outstanding debt and debt facilities, tax expense, and related party expense are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

The following non-GAAP financial measures are presented in this Quarterly Report, and a description of the calculation for each measure is included.

Adjusted Gross Profit	Gross profit before deductions for depreciation and amortization

Adjusted Gross Profit Margin	Adjusted Gross Profit divided by revenue

EBITDA	Net income before interest, taxes, depreciation and amortization

Adjusted EBITDA

EBITDA adjusted to remove foreign exchange gains or losses; impairment charges; reorganization expenses; stock-based compensation expense; government subsidies; unusual or infrequent charges and gains such as gain on sale of software and patents and gain on extinguishment of debt; related party expense; and any other non-core gains or losses

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

Results of Operations

Three and Nine Months Ended September 30, 2024, Compared to the Three and Nine Months Ended September 30, 2023

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in thousands)			($ in thousands)
Revenue	43,375	49,537	(12)	125,423	130,998	(4)
Gross Profit	16,813	17,065	(1)	46,836	40,304	16
Gross Profit Margin	38.8%	34.4%		37.3%	30.8%
Operating expenses
Sales and marketing	5,183	6,161	(16)	17,165	18,302	(6)
General and administrative	5,834	4,669	25	14,791	16,003	(8)
Operations support	1,915	1,752	9	5,531	5,564	(1)
Technology and development	1,294	1,239	4	3,981	4,055	(2)
Stock-based compensation	803	1,069	(25)	1,905	2,543	(25)
Reorganization	604	321	88	944	2,857	(67)
Impairment charge on Rock Hill Facility	-	7,952	(100)	530	7,952	(93)
Related party expense	-	-	NA	-	1,524	(100)
Total operating expenses	15,633	23,163	(33)	44,847	58,800	(24)
Operating income (loss)	1,180	(6,098)	119	1,989	(18,496)	111
Operating margin	2.7%	(12.3)%		1.6%	(14.1)%
Gain on extinguishment of convertible debt	7,478	-	100	10,409	-	100
Foreign exchange (loss) gain	(360)	822	144	917	(59)	1,654
Interest income	341	161	112	1,312	271	384
Interest expense	(1,525)	(1,196)	28	(3,524)	(3,636)	(3)
Gain on sale of software and patents	-	-	NA	-	6,145	(100)
Government subsidies	-	-	NA	-	236	(100)
	5,934	(213)	2,886	9,114	2,957	208
Net income (loss) before tax	7,114	(6,311)	213	11,103	(15,539)	171
Current and deferred income tax expense	23	-	100	371	-	100
	23	-	100	371	-	100
Net income (loss) after tax	7,091	(6,311)	212	10,732	(15,539)	169

Revenue

Revenue mainly reflects sales to our Construction Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in thousands)			($ in thousands)
Product	38,510	43,132	(11)	109,527	113,323	(3)
Transportation	3,788	4,767	(21)	11,602	13,169	(12)
License fees from Construction Partners	177	196	(10)	561	613	(8)
Total product revenue	42,475	48,095	(12)	121,690	127,105	(4)
Installation and other services	900	1,442	(38)	3,733	3,893	(4)
	43,375	49,537	(12)	125,423	130,998	(4)

Revenue for the three months ended September 30, 2024 was $43.4 million, a decrease of $6.2 million compared to $49.5 million in the comparative period of 2023, primarily due to three large commercial projects and one large healthcare project that were completed in the third quarter of 2023 and were not repeated in the same period in 2024, offset by higher volume in the education sector. Revenue for the nine months ended September 30, 2024 was $125.4 million, a decrease of $5.6 million from $131.0 million in the comparative period of 2023.

Installation and other services revenue was $0.9 million for the quarter ended September 30, 2024 compared to $1.4 million in the quarter ended September 30, 2023, and $3.7 million in the nine months ended September 30, 2024 compared to $3.9 million in the same period of 2023. Installation and other services revenue primarily reflects services performed by our ICE and design teams for third parties. Except in limited circumstances where it is beneficial for DIRTT to hold the contract or a requirement of the end customer, the Construction Partner, rather than the Company, perform and are responsible for the installation services.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At September 30, 2024, we had 74 Construction Partners (September 30, 2023: 71; December 31, 2023: 72) servicing multiple locations.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education. Due to the concentration of large projects in our commercial and healthcare sectors in 2023, we are not seeing growth in these segments this year. We completed a large hospital system in 2023, and do not foresee completion of another project of that size until 2025. We secured several large commercial contracts in Q3 and Q4 of 2023 that we will not repeat this year.

The following tables present our product and transportation revenue by vertical market:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in thousands)			($ in thousands)
Commercial	27,815	31,272	(11)	86,012	82,154	5
Healthcare	6,975	8,483	(18)	14,824	25,111	(41)
Government	3,768	4,606	(18)	12,335	10,581	17
Education	3,740	3,538	6	7,958	8,646	(8)
License fees from Construction Partners	177	196	(10)	561	613	(8)
Total product revenue	42,475	48,095	(12)	121,690	127,105	(4)
Service revenue	900	1,442	(38)	3,733	3,893	(4)
	43,375	49,537	(12)	125,423	130,998	(4)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in %)		(in %)
Commercial	66	65	71	65
Healthcare	16	18	12	20
Government	9	10	10	8
Education	9	7	7	7
Total Product Revenue(1)	100	100	100	100

(1) Excludes license fees from Construction Partners.

Commercial revenues decreased by 11% for the third quarter of 2024 from the prior year period. The quarter ended September 30, 2024 included fewer large commercial projects compared to the quarter ended September 30, 2023. Healthcare revenues decreased by 18% in the third quarter of 2024 from the same period of 2023, primarily due to one large healthcare project completed in the third quarter of 2023. Healthcare sales tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. Government revenues in the third quarter of 2024 decreased by 18% from the prior year period. Similar to healthcare, government revenues tend to be larger individual projects. Education sales in the third quarter of 2024 increased by 6% from the same period of 2023.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in thousands)			($ in thousands)
Canada	7,879	5,665	39	15,607	14,577	7
U.S.	35,496	43,872	(19)	109,816	116,421	(6)
	43,375	49,537	(12)	125,423	130,998	(4)

The third quarter of 2024 included a lower proportion of sales to customers in the United States than to those in Canada, with 18% of sales for the period being in Canada and the rest occurring in the United States, compared to 11% of sales to Canada in the third quarter of 2023. The increase in Canadian revenue relative to total revenue is primarily the result of a large commercial project that will be active until 2026. Following completion of this project, we expect revenue to return to historic proportions of approximately 10-20% of revenue derived from Canada and 80-90% of revenue derived from the United States.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.0 million to $5.2 million for the three months ended September 30, 2024 from $6.2 million for the three months ended September 30, 2023. The decrease was driven by a $0.4 million decrease in commissions, a $0.3 million decrease in salaries and benefits costs, a $0.3 million decrease in pass through charges, and a $0.2 million decrease in other individual costs, offset by a $0.2 million increase in marketing and tradeshow expenses related to the “Partner Camp” event hosted by the Company for our Construction Partners and held at the end of the third quarter of 2024.

Sales and marketing expenses decreased $1.1 million to $17.2 million for the nine months ended September 30, 2024 from $18.3 million in the same period of 2023. The decrease was mainly driven by a $1.0 million decrease in pass through charges, a $0.6 million decrease in building and infrastructure costs, a $0.1 million decrease in salaries and benefits costs, a $0.2 million decrease in commissions, a $0.1 million decrease in travel, meals and entertainment costs, a $0.1 million decrease in communications costs, and a $0.2 million decrease in depreciation costs, offset by a $0.9 million increase in termination benefits and a $0.3 million increase in marketing and tradeshow expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million to $5.8 million for the three months ended September 30, 2024, from $4.7 million for the three months ended September 30, 2023. The increase was primarily related to a $1.1 million increase in professional services costs, a $0.1 million increase in salaries and benefits costs, and a $0.1 million increase in building costs, offset by a $0.1 million decrease in office costs, and a $0.1 million decrease in communications costs. Professional services costs increased as a result of the SRP Meeting held in the third quarter, the Debenture Repurchase, the Support Agreement and the NCIB that we commenced during the third quarter.

For the nine months ended September 30, 2024, general and administrative expenses decreased $1.2 million to $14.8 million from $16.0 million in the same period of 2023. The decrease was mainly driven by a $0.8 million decrease in salaries and benefits costs, a $0.5 million decrease in office costs, a $0.3 million decrease in communications costs, a $0.2 million decrease in public company costs, and a $0.4 million decrease in other individual costs, offset by a $0.7 million increase in professional services, and a $0.3 million increase in building and infrastructure costs.

Operations Support Expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Construction Partner project execution and our manufacturing operations. Operations support expenses for the three months ended September 30, 2024 were $1.9 million, an increase of $0.1 million from $1.8 million for the comparative period of 2023.

Operations support expenses decreased $0.1 million for the nine months ended September 30, 2024 to $5.5 million, from $5.6 million in the same period of 2023, driven by a $0.2 million decrease in salaries and benefits costs, a $0.1 million decrease in professional services costs, offset by a $0.1 million increase in travel meals and entertainment expenses, and a $0.1 million increase in research & development costs.

Technology and Development Expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams, and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses increased by $0.1 million to $1.3 million for the three months ended September 30, 2024 from $1.2 million for the three months ended September 30, 2023. This increase was primarily related to a $0.1 million increase in professional services costs.

For the nine months ended September 30, 2024, technology and development costs decreased by $0.1 million to $4.0 million, from $4.1 million in the same period of 2023. The decrease is primarily related to a $0.3 million decrease in salaries and benefits costs, and a $0.2 million decrease in building and infrastructure costs, offset by a $0.3 million write off of a previously capitalized software project, and a $0.1 million increase in professional services costs.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2024 was $0.8 million and $1.9 million, respectively, compared to $1.1 million and $2.5 million in the same periods of 2023. The decrease in this expense was largely due to a higher number of RSUs outstanding in the prior year’s period compared to the first nine months of 2024. The decrease in RSU expense was offset by a higher DSU expense, as a result of a higher share price during the third quarter of 2024 compared to the third quarter of 2023.

Reorganization

Reorganization expenses for the three and nine months ended September 30, 2024 was $0.6 million and $0.9 million, respectively from $0.3 million and $2.9 million in the three and nine months ended September 30, 2023, respectively. Reorganization expenses for the three and nine months ended September 30, 2024, primarily relate to the movement of inventory and equipment from the Rock Hill Facility for use at the Calgary facility, while the reorganization costs in the third quarter of 2023 were largely made up of termination costs associated with actions taken to streamline our back office and operational support functions.

Impairment Charge on Rock Hill Facility

On September 27, 2023, the Company decided to permanently close the Rock Hill Facility. The Company’s reassessment of the useful lives of the manufacturing equipment at the Rock Hill Facility resulted in an $8.0 million impairment charge in the three and nine months ended September 30, 2023.

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

Gain on Extinguishment of Convertible Debt

During the first nine months of 2024, C$43.1 million ($31.7 million) in principal amount of Debentures was repurchased for cancellation through an Issuer Bid, a private repurchase, and a NCIB which triggered an extinguishment of debt. The gain on extinguishment of $7.5 million and $10.4 million for the three and nine months ended September 30, 2024, respectively, was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs of C$1.2 million ($0.9 million) (refer to Note 9 of our Interim Condensed Consolidated Financial Statements for additional information).

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

Foreign exchange gain or loss

Foreign exchange gain or loss decreased from a gain of $0.8 million for the three months ended September 30, 2023 to a loss of $0.4 million for the same period in 2024. Foreign exchange gain or loss increased from a $0.1 million loss for the nine months ended September 30, 2023, to a $0.9 million gain for the same period in 2024. Approximately 60% of DIRTT’s costs are denominated in the Canadian dollar.

Interest Income

Interest income for the three and nine months ended September 30, 2024 was $0.3 million and $1.3 million compared to $0.2 million and $0.3 million for the same periods of 2023. The higher income is due to the interest earned on the Company’s higher cash equivalents during the three and nine months ended September 30, 2024 compared to the same periods of 2023.

Interest Expense

Interest expense increased by $0.3 million from $1.2 million in the quarter ended September 30, 2023, to $1.5 million in the quarter ended September 30, 2024, and decreased by $0.1 million for the nine months ended September 30, 2024 to $3.5 million from $3.6 million in the comparative period of 2023. During the three and nine months ended September 30, 2024, $0.9 million of unamortized issuance costs related to Debentures were expensed as a result of the repurchase and cancellation of such debt, offset by lower interest expense due to repayment of debt during the period.

Income Tax

Income tax expense for the three and nine months ended September 30, 2024 increased to $0.02 million and $0.4 million, respectively, from $nil in the same periods of 2023. The current tax expense represents the income tax provision after the utilization of non-capital loss carry forwards against current period taxable income. The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Despite positive indications of future profitability, including the current period profit and strength of our pipeline, the Company has determined that it is unlikely that a deferred tax asset will be recognized. Given the recent history of losses, the Company will maintain a valuation allowance against the deferred tax asset. As at September 30, 2024, the Company had a valuation allowance of $31.8 million (December 31, 2023: $34.5 million) against deferred tax assets. The Company will continue to evaluate indicators on whether a valuation allowance continues to be needed. For the quarter ended September 30, 2024, the Company utilized a balance of its non-capital loss carry-forwards in Canada and the United States. As at September 30, 2024, we had C$94.7 million of non-capital loss carry-forwards in Canada and $51.3 million in the United States. These loss carry-forwards will begin to expire in 2037.

Net Income After Tax

Net income after tax increased by $13.4 million to $7.1 million, or $0.04 basic and $0.03 diluted net income per share, respectively, in the three months ended September 30, 2024, from net loss of $6.3 million or a $0.05 net loss per share, basic and diluted, for the three months ended September 30, 2023. The increase in net income after tax is primarily the result of a $7.5 million decrease in operating expenses (operating expenses in the third quarter of 2023 included an $8.0 million impairment charge on the Rock Hill facility which was not repeated in the third quarter of 2024), a $7.5 million gain on extinguishment of convertible debt as a result of the Debenture Repurchase (refer to Note 5 to our Interim Condensed Consolidated Financial Statements for additional information), and a $0.2 million gain in interest income, offset by a $1.2 million increase in foreign exchange loss, a $0.3 million increase in interest expense and $0.3 million decrease in gross profit.

Net income after tax increased by $26.3 million to $10.7 million, or $0.06 basic and $0.05 diluted net income per share, in the nine months ended September 30, 2024, from a net loss of $15.5 million or $0.14 net loss per share, basic and diluted, in the nine months ended September 30, 2023. The increase in net income after tax is primarily the result of a $14.0 million decrease in operating expenses, a $10.4 million gain on extinguishment of convertible debt as a result of the Issuer Bid, Debenture Repurchase and NCIB (refer to Note 5 to our Interim Condensed Consolidated Financial Statements for additional information), a $6.5 million increase in gross profit, a $1.0 million increase in foreign exchange gain, and a $1.0 million increase in interest income. This was offset by the non-reoccurrence of the $6.1 million gain on sale of software and patents and $0.2 million in government subsidies that were received in the comparative period of 2023, and a $0.4 million increase in income tax expense.

EBITDA and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2024 and 2023

The following table presents a reconciliation for the results of the three and nine months ended September 30, 2024 and 2023 of EBITDA and Adjusted EBITDA to our net income (loss) after tax, and of Adjusted EBITDA Margin to net income (loss) margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)		($ in thousands)
Net income (loss) after tax for the period	7,091	(6,311)	10,732	(15,539)
Add back (deduct):
Interest expense	1,525	1,196	3,524	3,636
Interest income	(341)	(161)	(1,312)	(271)
Tax expense	23	-	371	-
Depreciation and amortization	1,487	2,017	4,542	7,216
EBITDA	9,785	(3,259)	17,857	(4,958)
Foreign exchange loss (gain)	360	(822)	(917)	59
Stock-based compensation	803	1,069	1,905	2,543
Reorganization expense(3)	604	321	944	2,857
Gain on extinguishment of convertible debt(3)	(7,478)	-	(10,409)	-
Impairment charge on Rock Hill Facility (3)	-	7,952	530	7,952
Gain on sale of software and patents(3)	-	-	-	(6,145)
Related party expense (2)	-	-	-	1,524
Government subsidies	-	-	-	(236)
Adjusted EBITDA	4,074	5,261	9,910	3,596
Net Income (Loss) Margin(1)	16.3%	(12.7)%	8.6%	(11.9)%
Adjusted EBITDA Margin	9.4%	10.6%	7.9%	2.7%

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

For the three months ended September 30, 2024, Adjusted EBITDA and Adjusted EBITDA Margin decreased by $1.2 million to $4.1 million and 9.4%, respectively, from $5.3 million and 10.6% in the same period of 2023. This primarily reflects a $0.7 million decrease in Adjusted Gross Profit, a $1.2 million increase in professional services costs offset by a $0.7 million decrease in commissions and pass through charges as a result of lower revenues. Professional services costs increased as a result of the SRP Meeting held in the third quarter as well as costs associated with the Debenture Repurchase, the Support Agreement and NCIB.

For the nine months ended September 30, 2024, Adjusted EBITDA and Adjusted EBITDA Margin increased by $6.3 million to $9.9 million or 7.9%, from $3.6 million or 2.7% in the same period of 2023. This primarily reflects a $4.4 million increase in Adjusted Gross Profit, a $1.3 million decrease in commissions and pass through charges as a result of lower revenues, a $0.6 million decrease in office costs, a $0.5 million decrease in building and infrastructure costs, a $0.4 million decrease in salaries and benefits costs, and a net $0.2 million decrease in individual costs, offset by a $0.8 million increase in professional services and a $0.3 million increase in loss on disposal relating to a write off of a previously capitalized software development project.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Nine Months Ended September 30, 2024 and 2023

The following table presents a reconciliation for the three and nine months ended September 30, 2024 and 2023 of Adjusted Gross Profit to our gross profit and Adjusted Gross Profit Margin to gross profit margin, which are the most directly comparable GAAP measure for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)		($ in thousands)
Gross profit	16,813	17,065	46,836	40,304
Gross profit margin	38.8%	34.4%	37.3%	30.8%
Add: Depreciation and amortization expense	823	1,231	2,512	4,656
Adjusted Gross Profit	17,636	18,296	49,348	44,960
Adjusted Gross Profit Margin	40.7%	36.9%	39.3%	34.3%

For the quarter ended September 30, 2024, gross profit margin increased to 38.8%, from 34.4% for the same period of 2023. Adjusted Gross Profit Margin increased to 40.7% for the three months ended September 30, 2024 on $6.2 million in lower revenue, from 36.9% for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, gross profit margin increased to 37.3% from 30.8% for the same period of 2023. Adjusted Gross Profit and Adjusted Gross Profit Margin increased to 39.3% for the nine months ended September 30, 2024, from 34.3% for the nine months ended September 30, 2023.

The improvement in Adjusted Gross Profit Margin was a result of material optimization to offset the inflationary impacts on material costs. Fixed costs decreased $0.3 million and $1.4 million for the quarter ended and year to date September 30, 2024, respectively, compared to the same periods of 2023 as we aligned overhead costs and support with current operations after having finalized the decision to close the Rock Hill Facility in the third quarter of 2023. Idle facility costs incurred at the Rock Hill Facility were $0.4 million and $1.3 million for the three and nine months ended September 30, 2024, respectively (2023 – $0.4 million and $1.4 million). We continue to evaluate options to sublease the Rock Hill Facility to recover the costs of the facility.

Liquidity and Capital Resources

As at September 30, 2024, the Company had $23.6 million of cash on hand and C$14.4 million ($10.7 million) of available borrowings, compared to $24.7 million of cash on hand and C$13.6 million ($10.3 million) of available borrowings as at December 31, 2023. Through the first nine months of 2024, the Company used $1.2 million of cash flow compared to $8.2 million cash generated in the first nine months of 2023. Cash flows were increased by the proceeds of the Rights Offering (as defined herein) of $21.3 million and improved operational results, offset by a $21.3 million repayment of debt under the Issuer Bid, Debenture Repurchase and NCIB, and a decrease in working capital of $7.6 million in the nine months ended September 30, 2024 due to normal seasonal receivable and payable build up. The first nine months of 2023 benefited from the receipt of $10.0 million of cash from the AWI sale (no similar transaction occurred in the first nine months of 2024), and a receipt of the $7.3 million of government subsidies.

We have implemented multiple price increases to mitigate the impact of inflation on raw materials and improve liquidity during the past two years. These actions have resulted in a meaningful improvement in our gross profit margins and higher net income, and have served to stabilize our cash usage to operate the business. Gross profit for the nine months ended September 30, 2024 was $46.8 million, or 37.3% of revenue. The same period of 2023 generated gross profit of $40.3 million, or 30.8% of revenue.

We have assessed the Company’s liquidity as at September 30, 2024, taking into account our sales outlook for the next twelve months, our existing cash balances and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next twelve months.

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

In addition, we have executed upon several initiatives to improve liquidity over the last two years. First, in May 2023, we entered into an agreement with AWI resulting in the receipt of $12.8 million of cash throughout 2023. Second, in May 2024, we extended our agreement to sublease our Dallas “DXC” to one of our Construction Partners in that region. Under the sublease agreement, the subtenant has assumed responsibility for the monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through October 31, 2028, providing us annualized savings of approximately $1.0 million. Third, in September 2024, we entered into an agreement to sublease the remainder of our facility in Phoenix. Under the sublease agreement, the subtenant has assumed responsibility for the monthly rent, utilities, maintenance, taxes and other costs as of October 1, 2024, through March 31, 2027, providing us annualized savings of approximately $0.6 million. We are continuing to pursue sublease opportunities for the Rock Hill Facility and expect these initiatives to result in positive cash inflows in 2025. Fourth, we completed a private placement of 8,667,449 common shares in November 2022 for aggregate gross proceeds of $2.8 million (the “Private Placement”) with certain significant shareholders and directors and officers of the Company, which helped bridge cash requirements before the completion and closing of the strategic transactions described above. The Private Placement closed on November 30, 2022.

On January 9, 2024, the Rights Offering closed for aggregate gross proceeds of C$30.0 million and net proceeds of $21.3 million.

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

On February 15, 2024, the Company announced the Issuer Bid, under which the Company offered to repurchase for cancellation: (i) up to C$6,000,000 principal amount of the January Debentures at a purchase price of C$720 per C$1,000 principal amount of January Debentures; and (ii) up to C$9,000,000 principal amount of the December Debentures at a purchase price of C$600 per C$1,000 principal amount of December Debentures. Holders of Debentures who validly tendered and did not withdraw their Debentures received the applicable purchase price, plus a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures were taken up by the Company. The applicable purchase price was denominated in Canadian dollars and payments of amounts owed to holders of deposited Debentures, including for interest, were made in Canadian dollars. The Issuer Bid expired on March 22, 2024 and DIRTT purchased C$4.7 million ($3.5 million) aggregate principal amount of the January Debentures and C$5.8 million ($4.3 million) aggregate principal amount of the December Debentures, representing approximately 11.66% of the January Debentures and 16.50% of the December Debentures issued and outstanding at that time. The Company took up all the Debentures tendered pursuant to the Issuer Bid for aggregate consideration of C$7.0 million ($5.2 million) (comprised of C$6.9 million ($5.1 million) repayment on principal and interest of C$0.1 million ($0.1 million)).

On August 2, 2024, the Company entered into an agreement with 22NW, to purchase for cancellation an aggregate of C$18,915,000 principal amount of the January Debentures at a purchase price of C$684.58 per C$1,000 principal amount of January Debentures and C$13,638,000 principal amount of the December Debentures at a purchase price of C$665.64 per C$1,000 principal amount of December Debentures, for an aggregate purchase price of C$22,104,591.45, inclusive of a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures were purchased by the Company. The purchase price of each series of Debentures (excluding the cash payment for accrued and unpaid interest) represented a discount of approximately 4% to the average trading price of the applicable series of Debentures on the TSX for the 20 trading days preceding August 2, 2024. Following the Debenture Repurchase, which closed on August 2, 2024, C$16,642,000 principal amount of the January Debentures and C$15,587,000 principal amount of the December Debentures remain outstanding, and 22NW no longer held any Debentures.

On August 28, 2024, the NCIB for the Debentures commenced and is expected to terminate on August 27, 2025. Under the NCIB, DIRTT is permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. As at September 30, 2024, C$0.1 million and $nil principal amounts of the December Debentures and January Debentures were acquired through the NCIB, respectively.

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

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) with RBC of which C$4.4 million ($3.3 million) has been drawn and C$3.9 million ($2.9 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. During 2023, the Company had a $14.0 million equipment leasing facility, with RBC and one of its affiliates, in the United States, of which $13.3 million was drawn and repaid (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”). In connection with the Company’s decision to close the Rock Hill Facility, we settled the liability related to the U.S. Leasing Facility ($7.8 million). The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, we released $2.6 million of restricted cash during 2023.

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)		($ in thousands)
Net cash flows provided by operating activities	1,522	1,919	1,122	4,687
Net cash flows (used in) provided by investing activities	(596)	(658)	(1,159)	7,089
Net cash flows used in financing activities	(16,262)	(551)	(289)	(3,412)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(567)	(117)	(906)	(166)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,903)	593	(1,232)	8,198
Cash, cash equivalents and restricted cash, beginning of period	39,770	21,844	25,099	14,239
Cash, cash equivalents and restricted cash, end of period	23,867	22,437	23,867	22,437

Operating Activities

For the three months ended September 30, 2024, net cash flows provided by operating activities were $1.5 million compared to $1.9 million in the same period of 2023. The decrease in cash flows provided by operations is due to the lower gross profit and higher operating expenses in the third quarter 2024 compared to 2023. For the nine months ended September 30, 2024, net cash flows provided by operating activities were $1.1 million compared to $4.7 million in the same period of 2024. The decrease in cash flows compared to the nine months ended September 30, 2023 was largely related to the receipt of $7.3 million cash proceeds from government subsidies, which was not repeated in 2024. The decreases were partially offset by an increase in cash flows due to improved operational results in the nine months ended September 30, 2024 compared to 2023.

Investing Activities

We invested $0.3 million and $1.0 million in property, plant and equipment during the three and nine months ended September 30, 2024, compared to $0.3 million and $1.3 million in the three and nine months ended September 30, 2023. This expenditure consisted of $0.8 million of manufacturing upgrades and $0.2 million related to information technology. We invested $0.9 million and $1.3 million on capitalized software during the three and nine months ended September 30, 2024, compared to $0.4 million and $1.5 million for the three and nine months ended September 30, 2023. During the first nine months of 2024, we sold $1.0 million of assets classified as held for sale as a result of the closure of the Rock Hill Facility, for proceeds of $1.0 million.

Financing Activities

$16.3 million and $0.3 million of cash were used in financing activities for the three and nine months ended September 30, 2024, respectively, compared to $0.6 million and $3.4 million of cash used for the same periods of 2023. The cash used in the three months ended September 30, 2024 mainly consisted of $16.2 million used in the Debenture Repurchase. The cash used in the nine months ended September 30, 2024 is comprised mainly of $21.3 million of net proceeds received from the Rights Offering offset by a $21.3 million principal repayment of Debentures as a result of the Issuer Bid, the Debenture Repurchase and the NCIB, $0.2 million relating to employee tax payments on vesting RSUs and scheduled payments under the Leasing Facilities.

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

On February 9, 2024, the Company entered into the Second Extended RBC Facility. The maximum availability under the Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case, plus 200 basis points. At September 30, 2024, available borrowings are C$14.4 million ($10.7 million) (December 31, 2023 – C$13.6 million ($10.3 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Second Extended RBC Facility removed the three-month FCCR covenant, which resulted in the release of $0.1 million of restricted cash during the first quarter of 2024 (the Company had $0.4 million restricted cash as at December 31, 2023).

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.3 million) has been drawn and C$3.9 million ($2.9 million) has been repaid, and a $14.0 million equipment leasing facility in the United States of which $13.3 million has been drawn and repaid (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%.

As part of the decision to close the Rock Hill Facility, the Company fully settled the liability related to the U.S. Leasing Facility of $7.8 million in the fourth quarter of 2023. The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, $2.6 million was released from restricted cash during 2023.

The Company did not make any draws on the Canadian Leasing Facility during the nine months ended September 30, 2024 and the year ended December 31, 2023.

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

Contractual Obligations

Since our disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K, the following material contractual changes have occurred:

•
additional commitments related to the extension of our Calgary headquarters for an additional three years beyond the original term.

See Note 16, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the three months ended September 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 3, “Adoption of New and Revised Accounting Standards” to our interim condensed consolidated financial statements appearing in this Quarterly Report, there were no new accounting standards adopted during the three months ended September 30, 2024.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 except as described below regarding DIRTT’s litigation against Falkbuilt, Messrs. Smed and Loberg, and their associates.

With respect to the Utah Unfair Competition Case, Falkbuilt has refused to respond to discovery or supplement its prior discovery, and DIRTT is preparing for motion practice. While Falkbuilt also resisted the entry of a scheduling order, after motion practice and an order from the magistrate judge, the Court entered a scheduling order requiring discovery to be completed by February 2025. The Court set a pretrial conference for October 17, 2025. DIRTT has also retained two experts. Briefing on Falkbuilt’s motion to stay the case and renewed motion to move the case to Canada is fully briefed. DIRTT is proceeding as though the motion will be denied. We are seeking $100 million of damages as part of the second amended complaint.

In the Canadian Non-Compete Case, on October 25, 2024, the Honourable Mr. Justice Poelman of the Court of King's Bench of Alberta granted a Court Order directing the Clerk of the Court to schedule an 8-week Trial on the first available dates after December 8, 2025, to determine all the issues (including damages and liability). The Clerk should schedule the exact Trial dates in the two weeks following this decision, but the Trial will be completed in the first half of 2026. Once the Trial date has been scheduled, DIRTT will withdraw its summary judgment application as the Trial will cover all of the issues in dispute between the parties.

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

Our two largest shareholders, 22NW and WWT, are able to exercise voting influence over matters which may require shareholder approval due to their ownership of our common shares, and their interests may conflict with or differ from the interests of our other shareholders. In addition, the Amended and Restated SRP and the Support Agreement limit the concentration of ownership of our common shares by shareholders other than 22NW and WWT, which may make it more difficult for a shareholder to acquire the Company.

As of November 5, 2024, 22NW and Aron English (collectively, the “22NW Group”) and WWT and Shaun Noll (collectively, the “WWT Group”) owned 29.7% and 27.6% of our outstanding common shares, respectively, together beneficially owning approximately 57.3% of our outstanding common shares. So long as the 22NW Group and WWT Group and their respective affiliates continue to directly or indirectly own a significant amount of our common shares, they will, in certain circumstances, have voting influence over matters requiring shareholder approval, including amendments to our amended and restated articles of amalgamation, and approval of significant corporate transactions (barring any requirement for such shareholder to recuse itself from any such vote pursuant to applicable securities law, corporate law or the rules and regulations of any applicable stock exchanges). Further, Aron English and Shaun Noll, who serve as the investment manager and Managing Member of the 22NW Group and WWT Group, respectively, also serve as directors on the Company’s Board of Directors. This could have the effect of delaying or preventing a change of control of the Company, and would make the approval of certain transactions difficult or impossible without the support of these shareholders.

In addition, the Amended and Restated SRP, which was ratified by shareholders at the SRP Meeting held on September 20, 2024, was adopted by the Board in order to help ensure that all shareholders of the Company are treated fairly and equally in connection with any unsolicited take-over bid or other acquisition of control of the Company. The Amended and Restated SRP may discourage, delay, or prevent a change of control or acquisition of the Company, even if such action may be considered beneficial by some shareholders, and could limit the price that investors would be willing to pay in the future for the Company’s common shares.

The repurchase and cancellation of our Debentures in 2024, the Debenture Repurchase and the NCIB could adversely affect the price or liquidity of the Debentures.

On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$4.7 million of the principal balance of the January Debentures and C$5.8 million of the principal balance of the December Debentures.

On August 2, 2024, the Company and 22NW closed the Debenture Repurchase in which the Company purchased for cancellation an aggregate of C$18,915,000 principal amount of the January Debentures and C$13,638,000 principal amount of the December Debentures. Following the Issuer Bid and Debenture Repurchase, C$16,642,000 principal amount of the January Debentures and C$15,587,000 principal amount of the December Debentures remain outstanding and 22NW no longer holds any debentures.

On August 26, 2024, the company announced a NCIB of the January and December debentures. For the quarter ended September 30, 2024, C$0.1 million and $nil principal amounts of the December Debentures and January Debentures, respectively, were acquired and cancelled.

The Issuer Bid, the Debenture Repurchase, and the NCIB have decreased, and the NCIB may further decrease the number of outstanding Debentures, and therefore could decrease their liquidity in the market of the Debentures and increase the volatility of the prices at which they trade. The Debenture Repurchase may also cause the prices of the Debentures to differ from what they would be in the absence of the Debenture Repurchase. There can be no assurance the Debenture Repurchase will ultimately enhance shareholder value.

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

10.2

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

Date: November 6, 2024