Form 10-K
period 2024-12-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2025-02-26
CIK 1340476

7.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the common shares on The OTC Market on June 30, 2024, was $32,812,276.

The registrant had 189,629,164 common shares outstanding as of February 18, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual and Special Meeting of Shareholders, scheduled to be held on May 9, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Currency and Exchange Rate Information

Unless otherwise indicated, references in this Annual Report on Form 10-K (the “Annual Report”) to “$” or “dollars” are expressed in U.S. dollars (US$). References in this Annual Report to Canadian dollars are noted as “C$.”

Our consolidated financial statements that are included in this Annual Report are presented in U.S. dollars. Unless otherwise stated, all figures presented in Canadian dollars and translated into U.S. dollars were calculated using the daily average exchange rate as reported by the H.10 statistical release of the Board of Governors of the Federal Reserve System on December 31, 2024 of C$1.4400 = US$1.00.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular and without limitation, this Annual Report contains forward-looking information pertaining to the effect of our strategic priorities on increasing value creation; the application of our processes and technology and the benefits therefrom, forecast operating and financial results, including 2025 revenue, and the impact of certain cost-saving measures, including the development, timing and success of strategic accounts, the outcome of non-dilutive strategy initiatives, the competitiveness of the Company’s solutions, the liquidity and capital resources of the Company, the effects that current claims against the Company and expiring patents will have on the Company’s business, financial condition, results of operations and growth prospects; the adaptability and lifespan of our products; the effect of tariffs on our business, including on our 2025 guidance, and our ability to mitigate any such effects; potential cost savings as a result of using artificial intelligence technology; our goals relating to defects, deliveries and workplace injuries; capital expenditures and allocation; our executive management team; and the effect that sustainability-related building standards established by organizations, such as the U.S. Green Building Council, International Living Future Institute, and the International WELL Building Institute, among others, will have on demand for our products, systems and services in the U.S. market. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

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
•
our ability to successfully implement the Company’s strategic transformation plan to grow DIRTT’s revenue and manage profitability;
•
inflation and material fluctuations of commodity prices, including raw materials, and our ability to set prices for our products that satisfactorily adjust for inflation and fluctuations in commodity prices;
•
the effects of tariffs or other trade barriers on exports from Canada to the U.S., and retaliatory measures in response thereto, including potential increases in the cost of our raw materials and ultimately products;
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
•
the voting influence our two largest shareholders are able to exercise over the Company due to their ownership of our common shares;

•
competitive behaviors by our co-founders and former executives;
•
the condition and changing trends of the overall construction industry;
•
our reliance on our network of Construction Partners (as defined herein) for sales, marketing and installation of our solutions;
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
•
our requirements to comply with applicable environmental, health, safety and other similar laws;
•
the impact of environmental, social and governance (ESG) matters on our business, including potentially incurring additional expenses implementing Canadian, U.S. and other regulations requiring additional disclosures regarding greenhouse gas emissions and/or broader ESG related-factors;
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

These above-mentioned risks are not exhaustive. Because of these risks and other risks and uncertainties, our actual results, performance or achievement, or industry results, may be materially different from the anticipated or estimated results discussed in the forward-looking statements in this Annual Report. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the effects of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or expressed or implied by, any forward-looking statements. Our past results of operations are not necessarily indicative of our future results. You should not place undue reliance on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. We undertake no obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under applicable securities laws. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business.

Overview

DIRTT designs and manufactures adaptable, sustainable spaces where people work, learn and heal. Since 2004, DIRTT has grown to become a leader in industrialized construction providing a compelling alternative to conventional construction methods.

DIRTT’s construction system offers unrivaled speed, accuracy, and quality. Our product design and software platform, ICE® (“ICE” or “ICE Software”), simplifies preconstruction, production, and installation. These advantages provide our end users greater cost certainty and up to 30% shorter construction schedules compared to conventional construction methods.

DIRTT spaces are built for change and ready to adapt as needs evolve. Our design ensures components are interchangeable and can be repurposed for small updates or full reconfigurations without major renovation, cost, or waste.

Our approach to industrialized construction combines a portfolio of interior construction products with advanced digital tools. DIRTT’s first-of-its-kind software called ICE, serves as the engine for our industrialized construction system, enabling projects to be designed, visualized, organized, configured, priced, and manufactured off-site, with final assembly and installation completed at the job site. ICE empowers faster decision-making during design with real-time changes, visualization, and pricing information. ICE connects directly to DIRTT manufacturing facilities for end-to-end integration, precise manufacturing, production management, and coordination of the DIRTT scope. Our ICE Software is licensed to our Construction Partners (as defined herein), as well as other third-parties, including Armstrong World Industries, Inc. (“AWI”) which owns a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE Software that is used by AWI. In addition to the core ICE platform, our cloud-based virtual reality tool and app, called ICEreality, connects teams from anywhere in the world to walk through their virtual space together, while design changes can be made with real-time feedback on pricing.

We believe that our three strategic priorities, namely: a focus on cost-discipline, a continuous improvement philosophy, and a prudent and measured approach to capital investment will drive increased value creation for our employees, clients, Construction Partners, and shareholders.

We work with some of the most innovative clients, design teams, and construction professionals. We reach our clients through an internal sales team and international network of independent DIRTT Construction Partners (“Construction Partners” or “Partners”). Their DIRTT expertise makes them trusted professionals in their regions for pre-construction considerations, order, installation, and adaptation of interior spaces. DIRTT Construction Partners work with clients and construction teams, ensuring effective management and execution of the DIRTT scope on every project. Long term, they support reconfigurations, adaptations, and adjustments, continuously protecting our clients’ investments in DIRTT while ensuring their spaces stay relevant.

DIRTT was incorporated in Alberta, Canada, under the Business Corporations Act (Alberta) (“ABCA”) on March 4, 2003 and mostly recently amended and restated its articles on May 5, 2019. Our headquarters are located at 7303 30 Street SE, Calgary, Alberta, T2C 1N6, Canada, and our telephone number at that address is 403-723-5000. Our manufacturing facilities are in Calgary, Alberta and Savannah, Georgia.

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

We make available free of charge through our website (www.dirtt.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC and the applicable securities commissions in Canada. In addition to the reports filed or furnished with the SEC and the applicable securities commissions in Canada, we publicly disclose information from time to time in our press releases, investor presentations posted on our website and at publicly accessible conferences. References to such information, including references to our Environmental, Social, and Governance (ESG) Report, and references to our website in this Annual Report, are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Annual Report.

We will provide without charge to you, upon your request, a copy of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the applicable securities commissions or similar regulatory authorities in Canada. Requests for copies should be addressed to 7303 30 Street SE, Calgary, Alberta, T2C 1N6, Canada, Attention: Investor Relations.

Our Solutions

Our array of products and integrations give our clients the tools to create high-performing interiors that stay relevant into the future. Unlike conventional prefabricated products, our solutions do not have predetermined shapes, sizes, or configurations, empowering clients with design freedom to meet their needs. The core of our product philosophy is a construction system that uses a universal interface. By allowing interchangeable parts, DIRTT can maximize the life cycle for most of our products as well as the spaces they occupy. Committed to sustainability, we subscribe to non-obsolescence, where new DIRTT components work with DIRTT products that came before. Our solutions can be disassembled and reconfigured with minimal waste. With both design freedom and adaptability benefits, client spaces are tailored to their unique needs on day one and can be more easily reconfigured or adapted to stay relevant on day two and beyond.

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

Glass Walls

DIRTT’s glass walls are available as double pane, classic center-mount, or the slimmer Inspire™ profiles. DIRTT glass walls can accommodate base building variance and acoustic requirements while remaining aesthetically pleasing.

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

DIRTT’s agile construction system makes it quick, easy, and cost effective to evolve interior spaces through future reconfigurations and relocations, while reducing waste compared to conventional construction and demolition. Our agile system is designed for disassembly to reduce the carbon footprint of new construction and future changes. We further reduce waste through efficient manufacturing and pre-assembled solutions.

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

We recognize the vital importance of reducing embodied carbon within DIRTT products. Our environmentally conscious production facilities are regularly evaluated by cross-functional teams who assess and implement energy efficiency strategies. For example, to further reduce our operational carbon footprint, DIRTT’s U.S. and Canadian factories are powered by renewable energy through our purchase of Green-e® and Direct Energy certified renewable energy credits (RECs). We further reduce the impact of our operations with recycling and waste diversion programs.

DIRTT releases an annual Environmental, Social, and Governance (ESG) report outlining our commitments to sustainability and the environment. It also provides disclosure of our current environmental and sustainability impacts. DIRTT has set goals to reduce landfill waste by the end of 2025 and to source or produce renewable energy to cover 100% of our factory operations.

Further information about DIRTT’s sustainability practices can be found at dirtt.com/sustainability.

Construction Partners and Sales Network

We primarily sell DIRTT Solutions through a network of Construction Partners working in conjunction with local DIRTT sales representatives, as well as internal DIRTT industry specialists, business development professionals and a dedicated Construction Partner support team. Construction Partners and local sales representatives are located in cities throughout the United States and Canada, with additional locations in Saudi Arabia, Mexico, the United Kingdom and Singapore. The use of a dispersed network of Construction Partners greatly enhances our ability to drive awareness of the DIRTT brand and understanding of our approach to construction throughout our markets.

As part of our distribution agreements, our Construction Partners are typically required to invest in their own DIRTT Experience Center (“DXC”) so that they are able to effectively showcase DIRTT Solutions. These DXCs are showrooms that provide mock-ups of DIRTT Solutions and related product offerings. DIRTT independently maintains DXCs in Calgary and Chicago.

Our Construction Partners operate under agreements that outline sales goals and marketing territories which are generally non-exclusive. We expect our Construction Partners to build regional DIRTT-dedicated teams and to use our ICE Software in the sales process. In addition to sales and marketing, our Construction Partners provide value throughout the construction process. At the pre-construction stage, Construction Partners provide design assistance services to the architect and designer; throughout the construction process, Construction Partners act as a specialty subcontractor to the general contractor and provide installation and other construction services. Post-move in, Construction Partners provide warranty work, ongoing maintenance and reconfiguring support. Local DIRTT sales representatives work closely with the Construction Partners throughout the process to ensure successful project implementation and the highest client satisfaction. Construction Partners generally place orders for DIRTT Solutions directly with us and pay us directly for such orders.

At December 31, 2024, we had a total of 71 Construction Partners and 39 sales representatives across North America. We are not dependent on any one Construction Partner or sales representative.

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

In 2024, we launched an additional go-to-market channel called Integrated Solutions. This team provides sales, design, estimating, and project delivery services with our DIRTT Construction Partners and DIRTT sales representatives. Integrated Solutions increases our sales network’s capacity as well as targets revenues in channels without existing coverage. There are three key opportunity areas Integrated Solutions is focusing on; diversifying our customer profile, increasing volumes in smaller markets, and expanding into new sectors. Through these efforts, Integrated Solutions aims to simplify our go-to-market strategy and increase access to DIRTT’s portfolio of products.

Manufacturing and Properties

Our DIRTT Solutions are currently manufactured at our facilities in Calgary, Alberta (the “Calgary Facility”) and Savannah, Georgia (the “Savannah Facility”). In 2023, we announced our intention to permanently close our facility in Rock Hill, South Carolina (the “Rock Hill Facility”) because the Calgary and Savannah Facilities can meet current demands with annual production capacity of $400 million in revenue. Currently our wall surfaces (which we call panels), casework and timber solutions are manufactured in Calgary, while aluminum, glass and power components are manufactured in Calgary and Savannah. Through distributed manufacturing, we can shift production of some components among our manufacturing sites, reduce transportation times and costs, and meet targeted lead times.

Suppliers and Raw Materials

Our inventory balances consist primarily of raw materials, which are kept on hand as components of our custom manufacturing process. Managing our raw material inventory is essential to our business, given our short lead times from order to shipment and our high level of order customization. Our key manufacturing materials are aluminum, hardware, wood and glass. For the twelve months ended December 31, 2024, aluminum accounted for approximately 35% of our purchased materials, while wood, hardware and finishing powder & paint accounted for approximately 11%, 9%, and 11%, respectively. While we maintain multiple suppliers for key materials, for the twelve months ended December 31, 2024, (i) one supplier accounted for approximately 65% of our aluminum supply and two additional suppliers provided 21% and 9%, respectively, (ii) two suppliers accounted for approximately 64% and 25% of our wood supply, respectively, (iii) one supplier accounted for 100% of our paint and (iv) one supplier accounted for approximately 50% of our hardware supply.

Materials are sourced domestically and, to a much lesser extent, overseas. Approximately 92% of our materials are manufactured and purchased in North America. Purchase decisions are made on the basis of quality, cost, and ability to meet delivery requirements. We do not typically enter into long-term agreements with suppliers. In general, adequate supplies of raw materials are available to all our operations, but we continue to be impacted by inflationary price pressures across substantially all of our raw material requirements and aluminum purchases may be subject to market capacity constraints. Additionally, the imposition of tariffs or other trade barriers may further affect the pricing of our raw materials.

Technology and Development

We continue to focus on developing client-centric innovations and enhancements of both ICE Software and DIRTT Solutions with a primary focus on improving client experience, increasing market penetration and growing key markets. At December 31, 2024, we employed 73 employees within our technology and development groups and, including capitalized amounts, invested $7.6 million, $8.3 million and $10.3 million in 2024, 2023 and 2022, respectively, in innovation activities.

On May 9, 2023, the Company entered into a Partial Patent Assignment Agreement and a Co-Ownership Agreement (collectively, the “AWI Agreements”) with AWI. The AWI Agreements provide for the partial assignment to AWI and co-ownership of an undivided 50% interest in certain intellectual property rights (including related patents) in a portion of the Company’s ICE software that is used by AWI (the “Applicable ICE Code”), in exchange for a cash payment of $10.0 million. As part of the AWI Agreements, the Company provided AWI a transfer of knowledge concerning the Applicable ICE Code in exchange for an additional $1 million which was received in the fourth quarter of 2023. Under the AWI Agreements, the Company and AWI will have separate exclusive fields of use and certain restrictive covenants with respect to the Applicable ICE Code and related intellectual property rights, each of which survive until either party elects to separate its relationship from the other and for a period of five years thereafter.

Clients

DIRTT’s principal geographic markets are the United States and Canada. Our revenue is derived almost entirely from projects in North America sold by our North American Construction Partners.

Our revenue opportunities primarily come from commercial projects, including both new construction projects and renovations of existing buildings. Clients range from small owner-managed businesses to multinational Fortune 500 companies across a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology, and hospitality. We view DIRTT Solutions as generally industry agnostic, with applications in many different industries with minimal adjustments. We are not dependent on any one client or industry segment. In 2024 and 2022, no single Construction Partner represented more than 10% of our revenue, while one client represented more than 10% of our revenue for the year ended December 31, 2023.

Competition

The overall market for interior construction is fragmented and highly competitive. The principal competitive factors in the interior construction industry include price (including cost certainty), speed, quality, customization, and service. Our main competitors are comprised primarily of conventional construction firms, individual tradespeople (including framers, drywall installers, and interior product designers) and modular systems manufacturers. Additionally, conventional construction firms are beginning to develop customizable wall paneling and other interior construction solutions and may directly compete with our DIRTT Solutions. We also compete with commercial furniture manufacturers, such as Teknion Corporation, Haworth Inc., Allsteel Inc. and Steelcase Canada Ltd., who offer a variety of prefabricated interior wall solutions. We expect competition to increase as new entrants or solutions enter the interior construction market. See Item 1A. “Risk Factors”.

Seasonality

The construction industry has also historically experienced seasonal slowdowns related to winter weather conditions and holiday schedules, which affect shipping and on-site installation dates, in the first quarter of each calendar year. Our business has generally, but not always, followed this trend with a slight time lag, leading to stronger sales in the second half of the year versus the first half. Weather factors can also influence third-party exterior construction schedules and site conditions, which may in turn affect timing of interior builds.

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

Patent and Intellectual Property Rights

Our success depends, in part, upon our intellectual property rights relating to our products, production processes, our technology, including our ICE Software, and other operations. We rely on a combination of trade secret, nondisclosure and other contractual arrangements, as well as patent, copyright and trademark laws, to protect our proprietary rights and competitive advantage. We register our patents and trademarks as we deem appropriate and take measures to defend patents where we deem others are infringing on our patents. The following table presents the status as of December 31, 2024, of our issued and pending patents relating to various aspects of DIRTT Solutions and ICE Software:

	Granted	Applications
Jurisdiction	Patents	Pending
Canada	80	27
United States	131	17
Europe (EU Designs and European Patent Office)	32	3
France	5	-
Germany	5	-
Great Britain (UK)	22	-
Singapore	8	-
Total	283	47

Our issued patents expire between 2025 and 2040. We do not believe that the expiration of any individual patent will have a material adverse effect on our business, financial condition or results of operations. As we develop innovations and new technology, we expect to file additional and supplemental patents to protect our rights in those innovations and new technology. As described in more detail above, AWI owns a 50% interest in the rights, title and interests in the Applicable ICE Code, including a 50% interest in a portion of the patent rights that relate to the Applicable ICE Code.

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

Human Capital Resources

As at December 31, 2024, DIRTT employed 847 employees, 99% full time, 1% part time. We had 842 full-time employees consisting of 564 employees in production, 79 employees in sales and marketing, 73 employees in technology and development, 67 employees in operations support, and 64 general and administrative employees. At year-end, approximately 46% of our workforce are salaried employees and approximately 54% are compensated on an hourly basis. As at December 31, 2024, approximately 23% of our workforce was based in the United States, and approximately 77% was based in Canada. Our 2024 hiring efforts were directed towards both our manufacturing and non-manufacturing functions.

Workplace Values and Equal Employment Opportunity

DIRTT recognizes the importance of attracting and retaining a talented, multifaceted workforce and fostering a sense of belonging within the organization. We value our employees for what they bring to our organization, including by embracing those from all backgrounds and experiences, and we seek to foster a workplace where everyone feels valued, respected and empowered. To support these values and objectives, we offer employees voluntary opportunities to participate in various learning streams and mentoring circles. We are committed to principles of equal employment opportunity and make hiring and other employment-related decisions based on merit, talent, skill, capability needs, and fit.

Culture & Engagement

DIRTT has put measures in place to assess and enhance the level of engagement and satisfaction of our employees. Specific activities include the deployment of a performance management tool catered to drive discussions around team goals, performance and development opportunities, and greater transparency around policy and procedures tied to cost and risk mitigation.

In 2024, we conducted an employee engagement survey through a platform called Employee Voice which focused on core themes of workplace civility, work-life balance, retention and job satisfaction. We had an 84% participation rate in our engagement survey. Targeted initiatives are being put in place to assess the progression of themes from the survey on overall employee engagement and experience.

Additional initiatives related to the progression of a strong workplace culture and active employee engagement include learning and development opportunities, enhanced communication platforms, employee recognition programs, a company-wide philanthropic organization, and a strong focus on virtual social events to further support engagement and connection of remote employees.

Connecting to our community is a critical piece of the DIRTT story. We continue to focus on establishing a stronger community investment program that demonstrates our drive to put community at the center of the business. This involves developing a strategy, carving out a roadmap of initiatives, and establishing a committee of employees across the organization. As part of our strategy, we are focusing our efforts on establishing meaningful engagement opportunities, creating inclusive giving campaigns, driving sustainable impact, and enabling our employees to connect on philanthropic efforts. In 2024, we launched our Hearts & Hands employee volunteer program which aims to foster a sense of community by encouraging employees to give back to society while building stronger connections with their colleagues. In the fourth quarter of 2024, we successfully completed our holiday giving campaign which was a coordinated in-person and virtual effort in support of food banks across North America, focusing on the cities in which we operate. The support for this campaign helped to reconnect DIRTT employees’ desire to give back with tangible outcomes for their communities.

Our core commitment to organizational safety resulted in a Total Recordable Incident Frequency (TRIF) of 0.82 in 2024, more than 80% below the industry average.

We use a range of compensation incentives which vary by role, including annual variable compensation determined based on a combination of achieving team objectives and financial targets for the Company; quarterly bonuses for our manufacturing personnel paid on adherence to targets related to safety, quality, delivery, inventory and productivity; and commissions based on sales. We also use various forms of stock-based compensation as a retention tool and to further align employee interests with the interests of our shareholders. We monitor our retention by way of voluntary turnover, which was 11% in 2024.

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

Our co-founders’ and former executives’ competitive behavior against us could have an adverse effect on our business, financial condition and results of operations.

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

We currently do not engage in many direct sales projects and rely almost exclusively on our network of Construction Partners to promote brand awareness, sell and market DIRTT Solutions, and provide design, installation, distribution and other services to clients on each project. While we are not dependent on any single Construction Partner, sales generated by approximately 10% of our Construction Partners comprised approximately 34% of our total revenues for 2024 (2023 – 37%) with one Construction Partner making up approximately 9% of total revenues (2023 - 12%). The loss of any top performing Construction Partners, particularly to our competitors, may negatively affect our sales, financial condition or results of operations. It may further impair our ability to maintain a market presence in a particular geographic region until a new Construction Partner relationship is established, which would require significant time and resources, given DIRTT is typically a standalone line of business in their portfolio.

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

The management team is working on a transformation plan, we may not be able to achieve some or all of the anticipated benefits of this transformation plan.

Our Board of Directors was entirely reconstituted at our annual and special meeting of shareholders held on April 26, 2022 and, since that meeting, there has been significant turnover in the Company’s leadership. In addition to overseeing the changes to DIRTT’s leadership, the reconstituted Board of Directors has undertaken an extensive review of DIRTT’s operations, a process which is still ongoing (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook”).

In response, the management team is working on a transforming plan to advance the business and grow revenue and manage profitability. Implementation of this transformation plan will require robust and reliable systems and processes across the organization. There is also no assurance that successful implementation will lead to sustainable, profitable growth, and may itself be disruptive to the Company. Failure to implement our transformation plan could materially and adversely affect our near-term sales, commercial activities, and ability to develop and sustain profitable growth. In addition, the success and timing of our implementation may be dependent upon external factors outside of our control.

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

Moreover, while we may publish voluntary disclosures from time to time, certain statements in those voluntary disclosures may be based on expectations, assumptions and hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Mandatory ESG-related disclosure is also emerging as an area where we may be, or may become, subject to required disclosures in certain jurisdictions, and any such mandatory disclosures may similarly necessitate the use of hypothetical, projected or estimated data, some of which is not controlled by us and is inherently subject to imprecision. Disclosures reliant upon such expectations, assumptions and hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Further, we have announced various voluntary ESG targets in our annual Environmental, Social, and Governance (ESG) report outlining our commitments to sustainability, the environment, health and safety, and social initiatives, which are often aspirational. However, we cannot guarantee that we will be able to meet such voluntary targets in the manner or on such a timeline as initially contemplated, including, but not limited to, any unforeseen costs, changes to relevant accounting methodologies or technical difficulties associated with achieving such results. Any actual or perceived failure to meet our ESG targets could adversely impact our reputation and our customers’ image of our products and result in the loss of business or impede our growth initiatives. Adverse publicity regarding ESG issues and similar matters, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. Further, our customers may be more selective for products that meet their ESG goals or standards, such as increasing demand for goods that result in lower emissions, and our products could be less competitive if we are unable to meet these standards. Despite our efforts to adapt to and address these concerns, our efforts may be insufficient. Additionally, the implementation of these initiatives may increase our costs. It is difficult to predict how our efforts with respect to social and sustainability matters will be evaluated by current and prospective investors or by our customers or business partners. Despite our voluntary actions, we may receive pressure from certain investors, lenders, or other groups to adopt more aggressive ESG-related goals or policies, but we cannot guarantee that we will be able to pursue or implement such goals because of potential costs or technical or operational obstacles.

Furthermore, our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of stakeholder perceptions of statements made by us, our employees and executives, agents, or other third parties or public pressures from investors or policy groups to change our policies. Certain statements with respect to ESG matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. For example, the SEC has recently taken enforcement actions against companies for ESG-related misconduct, including greenwashing. The SEC, various state agencies, non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals or standards were misleading, false or otherwise deceptive. Additionally, certain employment practices and social initiatives are the subject of scrutiny by both proponents and detractors of such policies, including by government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. Recent political developments in the U.S. may result in increased criticism or litigation risks, including from U.S. governmental agencies. These sentiments may focus on the Company’s environmental commitments (such as reducing GHG emissions), its pursuit of certain employment practices or its social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Company’s decision-making could be subject to increased scrutiny and objection from such anti-ESG parties. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. Moreover, any alleged claims of greenwashing against us or others in our industry may lead to negative sentiment. To the extent that we are unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources to rebuild our reputation. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact our customers, which may result in reduced demand for certain of our products and services.

As a result of amendments to the Competition Act (Canada), certain public representations by a business regarding the benefits of the work it is doing to protect or restore the environment or mitigate the environmental and ecological causes or effects of climate change may violate the Competition Act (Canada)'s deceptive marketing practices provisions. These amendments include substantial financial penalties and, effective June 20, 2025, a private right of action which will permit private parties to seek an order from the Competition Tribunal under the deceptive marketing practices provisions. Uncertainty surrounding the interpretation and enforcement of this legislation may expose the Company to increased litigation and financial penalties, the outcome and impacts of which can be difficult to assess or quantify and may have a material adverse effect on DIRTT’s business, reputation, financial condition, and results.

Risks Relating to Our Products and Software

We are subject to fluctuations in the prices of raw materials and commodities, which could adversely affect our liquidity, operating margins and financial condition.

We purchase raw materials, including aluminum, glass, and wood, from a number of local and global suppliers. The costs of these commodities can fluctuate due to changes in global supply and demand, inflation, speculation in commodities futures, and the imposition of any new, or changes in existing, tariffs, embargoes or other trade barriers, which can also interrupt supply. In addition, we have not historically entered into long-term agreements with vendors and may be exposed to short-term and long-term price fluctuations as a result.

Aluminum represents the largest component of our raw materials consumption. We have experienced fluctuations in the price of aluminum and anticipate that these fluctuations will continue in the future. In particular, during 2021 through 2023, we experienced significant price inflation across substantially all of our materials, largely due to pandemic-induced supply chain constraints. From time to time, the U.S. government has imposed tariffs on steel and aluminum and limited the amounts of steel and aluminum coming into the United States based on the countries of origin of those imports. In 2024, we sourced the majority of our aluminum from North America and sourced under 10% of our raw materials from outside North America. Nonetheless, substantial, prolonged upward trends in aluminum and other commodity prices, along with tariffs and import limitations, could significantly increase our costs and adversely affect our liquidity, operating margins, and financial condition. In particular, additional tariffs imposed by the U.S. government, and any potential retaliatory measures, may affect us and our suppliers, including on the costs of raw materials and pricing of our solutions. See also “—New and existing trade policies, tariffs or import/export regulations imposed by the U.S., Canada or other foreign governments may adversely affect our ability to source and sell our products profitably, or at all.”

We rely on a limited number of outside suppliers for certain key components and materials, and failure or delay in obtaining the necessary components or materials could delay or prevent the manufacturing or distribution of our DIRTT Solutions.

We rely on certain key suppliers for raw materials and components, including aluminum, glass, wood, paint, and hardware. We maintain multiple suppliers for key materials, although for the year ended December 31, 2024, (i) one supplier accounted for approximately 65% of our aluminum supply and two additional suppliers provided approximately 21% and 9%, respectively (ii) two suppliers accounted for approximately 64% and 25% of our wood supply, (iii) one supplier accounted for 100% of our paint, and (iv) one supplier accounted for approximately 50% of our hardware supply.

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

Risks Relating to Market Conditions

New and existing trade policies, tariffs or import/export regulations imposed by the U.S., Canada or other foreign governments may adversely affect our ability to source and sell our products profitability, or at all.

On February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain other countries, including China. These actions have resulted in, and may result in additional retaliatory measures on U.S. goods. Specifically, the Canadian federal government imposed similar tariffs on U.S. goods imported into Canada in response to the U.S.’s imposition of tariffs.

Further, on February 10, 2025, President Trump issued an Executive Order imposing 25% tariffs on steel and aluminum imported into the U.S. These tariffs are proposed to become effective March 12, 2025 and would be in addition to any other tariffs on such imported goods. DIRTT imports raw materials from, and has manufacturing facilities in, both Canada and the U.S. Accordingly, while the extent and duration of any tariffs imposed by the U.S. or Canada, and the resulting impact on our business, are difficult to predict at this time, such tariffs may affect our ability to import raw materials and sell our products profitably. The imposition of trade barriers, including tariffs, quotas, embargoes, safeguards, and customs restrictions between Canada and the U.S., may increase the cost or reduce the supply of materials and products available to us, increase shipping times, affect our customers’ construction needs or budgets, affect the demand for our products or our product mix or require us to modify our supply chain organization, manufacturing facilities, or other current business practices, any of which could harm our business, financial condition, and results of operations.

Global economic, political and social conditions and financial markets, such as geopolitical conflict or the imposition of tariffs by the U.S., may impact our ability to do business and adversely affect our liquidity, financial condition, and results of operations.

Our industry is cyclical and highly sensitive to macroeconomic conditions. Overall declines or reductions in construction and renovation due to economic downturns, unemployment and office vacancies, changing return-to-office trends, difficulties in the financial services sector and credit markets, and imposition of tariffs, embargoes or other trade barriers can impact the demand for our products. Financial difficulties experienced by our suppliers, Construction Partners or clients could also result in, among other things, inadequate project financing, project delays, inability to pay accounts receivable or disruptions in our supply chain. Political uncertainty surrounding trade or other international disputes could also have a negative impact on customer confidence, inflation, interest rates and the economy in general. Any general economic, political, or social conditions that may contribute to financial difficulties experienced by us, our suppliers, Construction Partners, or clients may adversely affect our liquidity, financial condition and results of operations.

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

Most of DIRTT’s debt is on fixed interest rates. The Fourth Extended RBC Facility (as defined below) is subject to market interest rates. We are not currently using interest rate derivatives to manage interest rate risks. If interest rates rise, this could have a material and adverse effect on our cash flows, revenues and results of operations and may adversely affect our ability to access financing. We are currently undrawn on our Fourth Extended RBC Facility.

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

We are, and may become, subject to laws, regulations, and other requirements with respect to workers’ health and safety and environmental matters in the United States, Canada and other countries in which we may operate. Environmental laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the production, processing, preparation, handling, storage, transportation, disposal and management of wastes and other substances, and the prevention and remediation of environmental effects. Health and safety laws and regulations impose, among other things, requirements designed to ensure the protection of workers. New or more stringent laws and regulations, including those relating to climate change and greenhouse gas emissions, may be adopted in the future and could impact our facilities, raw material suppliers, the transportation and distribution of our solutions, and our clients, which could reduce demand for our solutions or cause us to incur additional operating costs. In addition, certain foreign laws and regulations may affect our ability to export products outside of, or import products into, the United States or Canada. Failure to comply with these requirements may result in civil or criminal liability, damages and fines, and our operations could be curtailed, suspended or shutdown and our reputation, ability to attract employees, and results of operations could be adversely affected. Private lawsuits, including claims for remediation of contamination, personal injury or property damage, or actions by regional, national, state and local regulatory agencies, including enforcement or cost-recovery actions, may materially increase our costs.

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

We had negative cash flow from operating activities for prior years, including the years ended December 31, 2022 and 2021. Continued negative operating cash flow may compromise our ability to make interest and principal payments on the issued and outstanding 6.00% convertible unsecured subordinated debentures due January 31, 2026 (the “January Debentures”) and the issued and outstanding 6.25% convertible unsecured subordinated debentures due December 31, 2026 (the “December Debentures”, and collectively with the January Debentures, the “Debentures”) on a timely basis, or at all, and to execute our transformation plan. Until we are able to generate positive cash flow from operating activities over a sustained period, our ability to finance our operations will be dependent on our cash reserves and available credit facilities and, if required, our ability to obtain additional external financing. Although we had $7.3 million and $14.8 million in cash provided from operating activities for the years ended December 31, 2024 and 2023, respectively, and we anticipate we will have positive cash flow from operating activities over at least the next twelve months, we cannot guarantee that such future cash flow will be sufficient, or other changes to our circumstances will not necessitate additional financial resources to fund our operating activities.

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

We have incurred significant losses since commencing business. We incurred net losses after tax of $14.6 million and $55.0 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2024, we have net income after tax of $14.8 million, but still have an accumulated deficit of $166.1 million. These losses and accumulated deficits were due in part to the substantial investments made to grow our business and acquire clients, to further develop our service offerings through product and software development, to ensure that we have sufficient production capacity and capability to deliver on our commitment of rapid delivery times and to preserve our production, innovation and commercial capabilities through the economic disruption caused by the global COVID-19 pandemic in anticipation of an increase in construction activity as the pandemic impacts abated. Past results may not be indicative of our future performance, and there can be no assurance that we will continue to generate net income in the future.

We have experienced, and may experience in the future, quarterly and yearly fluctuations in results of operations and financial condition.

Our results of operations and financial condition may continue to fluctuate from one quarter or year to another due to a number of factors, some of which are outside of our control. For example, we usually experience seasonal slowdowns in the first quarter of each calendar year, leading to stronger sales in the second half of the year versus the first half, and weather conditions may also delay delivery and installation on some projects. Furthermore, sales that we anticipate in one quarter may be pushed into another quarter, affecting both quarters’ results, and our actual or projected results of operations may fail to match our past performance. These events could in turn cause the market price of our common shares to fluctuate. In particular, if our results of operations do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical results of operations, the market price of our common shares will likely decline. Due to our high fixed manufacturing costs and operating expenses, quarterly volatility in sales volumes could result in periods of low operating cash flow and negatively affect our liquidity. Due to these risk factors, quarter-to-quarter or year-to-year comparisons of our results of operations may not be an indicator of future performance.

We have recognized, and may recognize in the future, impairment charges for our goodwill and certain other non-current assets.

Significant negative industry or economic trends, disruptions to our business, planned or unexpected significant changes in the use of the assets, and sustained market capitalization declines may result in the impairment of non-current assets. In 2022, we had an indicator of impairment for our non-current assets. In 2023, we announced our intention to close the Rock Hill Facility, which resulted in an impairment charge on the reclassification of assets held for use to assets held for sale. As at December 31, 2024, we did not have any impairment indicators for our non-current assets. Any further charges relating to impairments could have a material adverse impact on our consolidated statement of operations in the period in which the impairment is recognized.

Risks Related to Our Common Shares and Corporate Structure

Our share price has been and may continue to be volatile, which could cause the value of your investment to decline.

Our common shares are listed on the TSX under the symbol “DRT” and are quoted on the OTC’s Pink Tier under the symbol “DRTTF.” The price of our common shares has in the past fluctuated significantly, and may fluctuate significantly in the future, depending upon a number of factors, many of which are beyond our control and may adversely affect the market price of our common shares. These factors include: (i) variations in quarterly results of operations; (ii) deviations in our earnings from publicly disclosed forward-looking guidance; (iii) changes in earnings estimates by analysts; (iv) our announcements or our competitors’ announcements of significant contracts, acquisitions, strategic partnerships or joint ventures; (v) general conditions in the offsite construction and manufacturing industries; (vi) sales of our common shares by our significant shareholders; (vii) fluctuations in stock market price and volume; and (viii) other general economic conditions. Additionally, the Shares NCIB and the Share Repurchase from NGEN (each as defined herein) and any other common share repurchase we may complete in the future, may further decrease the number of outstanding common shares, which could decrease liquidity in the market of the common shares and increase the volatility of its trading price.

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

As of November 5, 2024, 22NW Fund, L.P. (“22NW”) and Aron English (collectively, the “22NW Group”) and WWT Opportunity #1 LLC (“WWT”) and Shaun Noll (collectively, the “WWT Group”) owned 29.7% and 27.6% of our outstanding common shares, respectively, together beneficially owning approximately 57.3% of our outstanding common shares. So long as the 22NW Group and WWT Group and their respective affiliates continue to directly or indirectly own a significant amount of our common shares, they will, in certain circumstances, have voting influence over matters requiring shareholder approval, including amendments to our amended and restated articles of amalgamation, and approval of significant corporate transactions (barring any requirement for such shareholder to recuse itself from any such vote pursuant to applicable securities law, corporate law or the rules and regulations of any applicable stock exchanges). Further, Aron English and Shaun Noll, who serve as the investment manager and Managing Member of the 22NW Group and WWT Group, respectively, also serve as directors on the Company’s Board of Directors. This could have the effect of delaying or preventing a change of control of the Company, and would make the approval of certain transactions difficult or impossible without the support of these shareholders.

In addition, the Amended and Restated Shareholder Rights Plan, effective August 2, 2024 (the “Amended and Restated SRP”), which was ratified by shareholders at a special meeting held on September 20, 2024, was adopted by the Board in order to help ensure that all shareholders of the Company are treated fairly and equally in connection with any unsolicited take-over bid or other acquisition of control of the Company. The Amended and Restated SRP may discourage, delay, or prevent a change of control or acquisition of the Company, even if such action may be considered beneficial by some shareholders, and could limit the price that investors would be willing to pay in the future for the Company’s common shares.

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

The repurchase and cancellation of our Debentures in 2024 could adversely affect the price or liquidity of the Debentures.

On March 22, 2024, the Company completed a substantial issuer bid (“Issuer Bid”) in which the Company repurchased for cancellation C$4.7 million of the January Debentures and C$5.8 million of the principal balance of the December Debentures.

On August 2, 2024, the Company purchased for cancellation an aggregate of C$18,915,000 principal amount of the January Debentures and C$13,638,000 principal amount of the December Debentures from 22NW (the “Debenture Repurchase”). Following the Issuer Bid and Debenture Repurchase, C$16,642,000 principal amount of the January Debentures and C$15,587,000 principal amount of the December Debentures remained outstanding and 22NW no longer held any debentures.

On August 26, 2024, the Company announced a normal course issuer bid for the January Debentures and December Debentures (the “Debentures NCIB”). For the quarter ended December 31, 2024, C$0.3 million and C$0.01 million principal amounts of the December Debentures and January Debentures, respectively, were acquired and cancelled.

The Issuer Bid, the Debenture Repurchase, and the Debentures NCIB have decreased, and the Debentures NCIB may further decrease, the number of outstanding Debentures, which could decrease liquidity in the market of the Debentures and increase the volatility of the prices at which they trade. Repurchases of Debentures may also cause the prices of the Debentures to differ from what they would be in the absence of such repurchase. There can be no assurance any such repurchases will ultimately enhance shareholder value.

General Risks

Difficulties in recruiting and retaining qualified officers or employees, or experiencing labor shortages or disruptions, could have a material adverse effect on our business and results of operations.

Our success will depend in part on our ability to attract, develop, and retain qualified personnel as needed. We have undergone significant changes at a senior management level during recent years. Any changes to members of our senior management may be disruptive to our operations, including by diverting our Board of Directors’ and management’s time and attention and a decline in employee morale. If there are any delays in transitions, our business could be negatively impacted. We may be affected by labor shortages or disruptions, particularly in locations where we operate manufacturing facilities. If we fail to attract or retain qualified personnel, or experience labor shortages or disruptions, we could incur higher recruiting expenses, a loss of manufacturing capabilities, or inability to respond to significant increases in demand, all of which could have a material adverse effect on our business and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The security of our information technology systems and Company data is important to our operations and reputation. Accordingly, we are committed to identifying and managing cybersecurity risks. Our cybersecurity team performs periodic risk assessments and, on a quarterly basis, provides our Enterprise Risk Management Committee (“ERM”) information related to the Company’s cybersecurity, including statistics on attempted cyber-attacks, status of employee information security training awareness, and information on any security investigations. The cybersecurity team advises the ERM of significant global cyber events that occurred during the quarter and whether they impacted DIRTT. The cybersecurity team regularly discusses with the ERM the Company’s cybersecurity posture and whether the Company should implement additional protections and controls to assist the Company in protecting, responding to, or mitigating potential future cyber-attacks.

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

DIRTT’s Senior Vice President of Technology (“SVP of Technology”), who reports to the President and Chief Operating Officer, is responsible for DIRTT’s cybersecurity and has over 15 years of technology experience. The SVP of Technology is supported by dedicated cybersecurity staff and Governance, Risk and Compliance (“GRC”) staff. DIRTT’s cybersecurity team leader has over 20 years of experience in cybersecurity, multiple industry standard cybersecurity certifications, and extensive offensive and defensive cybersecurity tactical skills. DIRTT’s GRC lead has over 20 years of GRC experience and industry standard certifications. Cybersecurity incidents, response and remediation activities and statuses are reported directly to the SVP of Technology.

The ERM of the Board of Directors oversees risks resulting from cybersecurity threats. DIRTT’s management, represented by the SVP of Technology, is responsible for identifying, assessing, and managing risks arising from cybersecurity threats. Quarterly, DIRTT’s SVP of Technology reports to the ERM on the health of DIRTT’s cybersecurity, incidents, and emerging threats and vulnerabilities that may impact the Company.

As of the date of this Annual Report, the Company has not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company’s results of operations and/or financial condition. See “Item 1A. Risk Factors” for additional information about cybersecurity risk.

Item 2. Properties.

Our principal executive offices are located in Calgary, Alberta, where we lease approximately 73,000 square feet of office and manufacturing space. Our lease expires in September 2030. Our principal manufacturing facilities are currently located in Calgary, Alberta; and Savannah, Georgia. On February 22, 2022, we announced our intention to close the Phoenix manufacturing facility and DXC. On September 27, 2023, we announced our intention to permanently close the Rock Hill Facility.

Our wall surfaces (which we call panels), casework and timber solutions are manufactured in Calgary, while aluminum, glass and power components are manufactured in Calgary and Savannah. In Calgary, we lease an aggregate of approximately 400,000 square feet of manufacturing space across four facilities (excluding our principal offices), which leases expire in January 2026, January 2030, September 2027, and January 2034. In Savannah, we lease approximately 81,000 square feet of manufacturing space, which lease expires in February 2029. In Phoenix, we lease approximately 130,000 square feet of manufacturing space across two facilities, which leases expire in March 2027. As at December 31, 2024, all of our Phoenix space is subleased for the remainder of our lease. In October 2019, we entered into a fifteen-year lease, which DIRTT may extend for two additional five-year periods at its option, for a panel factory of approximately 130,000 square feet in Rock Hill, South Carolina. Should the need arise, we have the expansion rights to lease an additional 130,000 square feet of space. We are pursuing options to sublease this area following the September 27, 2023 announcement of our intention to permanently close operations at this location and do not plan to exercise the additional five-year extension period. In March 2020, we entered into an eight-year lease, which DIRTT may extend an additional five years at its option, of approximately 18,000 square feet of space for a DXC in Plano, Texas. During March 2023, we entered into an agreement to sublease our DXC in Plano to one of our Construction Partners in that region, from April 1, 2023, through October 31, 2028.

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

Item 3. Legal Proceedings.

There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 except as described below regarding DIRTT’s litigation against Falkbuilt Ltd. (“Falkbuilt”), Messrs. Smed and Loberg, and their associates.

With respect to the DIRTT’s lawsuit against Falkbuilt in Utah, on February 5, 2025, the U.S. District Court for the Northern District of Utah (the “Utah Court”) granted Falkbuilt’s motion to dismiss the case, on the basis of forum non conveniens. In simple terms, the Utah Court decided that it would not hear DIRTT’s claim in Utah because Canada was more appropriate and Canadian law applies to most of DIRTT’s claims. Further the Utah Court found that DIRTT’s Canadian company, DIRTT Environmental Solutions Ltd., owns the trade secrets that were the subject matter of the Utah claim, so whether the theft of those trade secrets occurred in Canada or abroad, they would result in injury to DIRTT Environmental Solutions Ltd. and should be pursued in Canada. The Utah Court, in essence, redirected the determination of those damages from Utah to Canada, being the appropriate forum for the legal dispute.

In DIRTT’s similar lawsuit against Falkbuilt in Canada, in November 2024, the Court of King’s Bench of Alberta scheduled an 8-week trial commencing February 2, 2026, and running continuously until March 27, 2026. With the trial’s commencement date less than a year away, DIRTT is pursuing damages and losses it suffered in Canada, the United States, and abroad in the Court of King’s Bench of Alberta. The Canadian Court will determine whether Falkbuilt, Mogens Smed, Barrie Loberg and others wrongfully caused DIRTT to suffer damages, which could exceed $50,000,000.

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

As of February 17, 2025, there were 189,629,164 common shares outstanding and 153 shareholders of record.

ISSUER PURCHASES OF SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)(2)(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
October 1, 2024 – October 31, 2024	-	-	-	-
November 1, 2024 – November 30, 2024	-	-	-	-
December 1, 2024 – December 31, 2024	58,478	$0.96	58,478	7,456,755
Total	58,478		58,478	7,456,755

(1) The normal course issuer bid for common shares was announced on December 18, 2024 and commenced on December 20, 2024 (the “Shares NCIB”);

(2) The maximum number of common shares approved to be purchased under the Shares NCIB is 7,515,233 common shares;

(3) The expiration date of the Shares NCIB is December 19, 2025.

Dividends

We have not declared or paid any cash dividends on our common shares to date. The declaration and payment of dividends is at the discretion of the Board of Directors, taking into account (i) our earnings, capital requirements and financial condition, (ii) restrictions on our ability to pay dividends under the Fourth Extended RBC Facility, and (iii) such other factors as the Board of Directors considers relevant. The Fourth Extended RBC Facility generally limits our ability to pay any dividends or make any other distribution on our outstanding common shares. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility” for more information. If and when our Board of Directors declares cash dividends on our common shares, such dividends may be declared and paid in either U.S. dollars or Canadian dollars.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2024 and 2023 together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report. The discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements” appearing elsewhere in the Annual Report.

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

DIRTT’s proprietary design integration software, ICE® (“ICE” or “ICE software”), translates the vision of architects and designers into a 3D model that also acts as manufacturing information. ICE is also licensed to our Construction Partners and certain third parties, including Armstrong World Industries, Inc. (“AWI”) which owns a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE software that is used by AWI.

Key Fourth Quarter 2024 Highlights and Other Recent Developments

•
Revenues for the fourth quarter of 2024 were $48.9 million, a decrease of $2.0 million or 4.0% from $50.9 million for the same period in 2023. The decrease in revenue, as compared to the same period of 2023, was primarily the result of a higher volume of large projects completed in the fourth quarter of 2023.
•
Gross profit and gross profit margin for the fourth quarter of 2024 was $17.5 million or 35.9% of revenue, a decrease from $19.2 million or 37.8% of revenue for the same period of 2023. Adjusted Gross Profit and Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the fourth quarter of 2024 was $19.0 million or 38.8% of revenue. This represents a decrease from $20.1 million or 39.5% of revenue in the fourth quarter of 2023. These decreases in Adjusted Gross Profit Margin are the result of lower revenues and a $0.7 million increase to our inventory obsolescence provision.
•
Net income after tax for the fourth quarter of 2024 was $4.0 million compared to a $1.0 million net income after tax for the same period of 2023. The increase in net income is primarily the result of a $2.0 million decrease in operating expenses (operating expenses in the fourth quarter of 2023 included a $0.8 million impairment charge on the Rock Hill Facility which was not repeated in the fourth quarter of 2024), a $2.6 million increase in foreign exchange gain, a $0.8 million decrease in interest expense and a $0.3 million decrease in tax expense. These benefits were offset by a $1.7 million decrease in gross profit, and a $1.0 million decrease of gain on sale of software and patents that resulted from the completion of the knowledge transfer to AWI that occurred in the fourth quarter of 2023 and was not repeated in 2024.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the fourth quarter of 2024 was $5.5 million, or 11.2% of revenue, an improvement of $1.2 million from $4.3 million or 8.5% of revenue for the fourth quarter of 2023. Higher Adjusted EBITDA was mainly driven by the decrease in operating expenses, offset by the decrease in Adjusted Gross Profit due to the above noted reasons.
•
Cash on hand increased by $5.7 million in the fourth quarter of 2024 to $29.5 million, compared to a $2.7 million increase in cash in the fourth quarter of 2023. The increase in cash in the fourth quarter of 2024 was driven by $6.2 million of cash flows from operations and a positive impact of $0.3 million foreign exchange gain, offset by $0.7 million in capital expenditures and $0.1 million from repayment of debt and other financing activities .
•
On November 26, 2024, the Company announced that Holly Hess Groos joined our board of directors (“Board” or “Board of Directors”) and was appointed as the Chair of the Audit Committee.
•
On December 18, 2024, the Company announced a normal course issuer bid for its common shares (the “Shares NCIB”), which commenced on December 20, 2024 and will terminate no later than December 19, 2025. The Shares NCIB permits DIRTT to acquire up to 7,515,233 of its common shares. All purchases will be made on the open market through the facilities of the Toronto Stock Exchange (“TSX”) at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB will be immediately cancelled.

•
On February 5, 2025, the US District Court for the Northern District of Utah dismissed DIRTT’s lawsuit against Falkbuilt Ltd. (“Falkbuilt”) in Utah on procedural grounds. In DIRTT’s similar lawsuit against Falkbuilt in Canada, the Court of King’s Bench of Alberta has scheduled an eight-week trial to commence February 2, 2026. With the Canadian trial commencing less than a year away, DIRTT is pursuing damages and losses it suffered in Canada, the United States, and abroad in the Court of King's Bench of Alberta.
•
On February 13, 2025, the Company entered into a share repurchase with NGEN III, LP (“NGEN”) pursuant to which the Company purchased for cancellation 3,920,844 common shares of DIRTT at a purchase price of $0.80 per common share purchased from NGEN (the “Share Repurchase”). The purchase of $0.80 per share was a 1% discount to the closing price of the common shares on the TSX on January 27, 2025 (converted into U.S. Dollars using the February 13, 2025 closing exchange rate published by the Bank of Canada). The common shares repurchased under the Share Repurchase were counted against DIRTT’s annual normal course issuer bid share limit (the “NCIB Annual Limit”). Following completion of the Share Repurchase, the Company’s outstanding NCIB Annual Limit was reduced to 3,422,494. The Share Repurchase closed on February 14, 2025.

Key Annual 2024 Highlights

•
Revenues for the year ended December 31, 2024, were $174.3 million, a decrease of $7.6 million or 4% from $181.9 million for the year ended December 31, 2023. The decrease in revenue, as compared to the same period of 2023, was primarily the result of three large healthcare projects, one key education project and a larger volume of commercial projects that were completed in 2023 and were not repeated in 2024. Annual revenue was in line with the expected guidance range of $165 million to $175 million provided in the second quarter of 2024.
•
Gross profit and gross profit margin for the year ended December 31, 2024, was $64.4 million or 36.9% of revenue, an increase from $59.5 million or 32.7% of revenue for the year ended December 31, 2023. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the year ended December 31, 2024, was $68.3 million, an increase from $65.1 million for the year ended December 31, 2023. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the year ended December 31, 2024, was 39.2%, an improvement from 35.8% for the year ended December 31, 2023. The improved Adjusted Gross Profit and Adjusted Gross Profit Margin are the result of improved material optimization to offset the inflationary impacts on material costs. Fixed costs decreased $2.3 million compared to 2023 as we aligned overhead costs and support costs with current operations after having finalized the decision to close the Rock Hill Facility in the third quarter of 2023.
•
Net income after tax for the year ended December 31, 2024, was $14.8 million compared to a $14.6 million net loss after tax for the year ended December 31, 2023. The increase in net income after tax was the result of a $4.8 million increase in gross profit, a $15.9 million decrease in operating expenses (which includes an $8.2 million decrease in impairment charge on the Rock Hill Facility and a decrease of $1.9 million in reorganization expenses), a $10.4 million gain on extinguishment of debt relating to the Issuer Bid, Debenture Repurchase and the Debentures NCIB (each as defined herein), a $1.1 million increase in interest income, a $0.9 million decrease in interest expense and a $3.6 million increase in foreign exchange gain, offset by a $7.1 million gain on software sale from 2023 not repeated in 2024, and a $0.2 million decrease in government subsidies.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the year ended December 31, 2024 was $15.4 million or 8.8% of revenue, an improvement of $7.5 million from $7.9 million or 4.4% of revenue for the year ended December 31, 2023, for the above noted reasons. Adjusted EBITDA for the year ended December 31, 2024 exceeded the guidance range of $12 to $15 million.
•
On January 9, 2024, the Company announced the completion of the rights offering to its common shareholders, resulting in the issuance of 85,714,285 common shares at a price of C$0.35 ($0.26) per whole common share for aggregate gross proceeds of C$30.0 million ($22.4 million) (the “Rights Offering”). DIRTT issued an aggregate of 67,379,471 common shares pursuant to the Basic Subscription Privilege and 18,334,814 common shares pursuant to the Additional Subscription Privilege. As a result of the common shares issued under the Basic Subscription Privilege and Additional Subscription Privilege, no common shares were available for issuance pursuant to the Standby Purchase Agreement (each as defined in Note 16 to our Consolidated Financial Statements).
•
On February 15, 2024, the Company commenced a substantial issuer bid and tender offer (the “Issuer Bid”), for our Debentures. Upon expiration of the Issuer Bid on March 22, 2024, DIRTT purchased C$4.7 million aggregate principal amount of its January Debentures and C$5.8 million aggregate principal amount of its December Debentures, representing approximately 11.66% of the January Debentures and 16.50% of the December Debentures issued and outstanding at the time. The Company took up all the Debentures tendered pursuant to the Issuer Bid for aggregate consideration of C$7.0 million (including interest of C$0.1 million) resulting in a $2.9 million gain on extinguishment of debt.

•
On June 30, 2024, then-Chair of the Board of Directors Mr. Ken Sanders retired from the Board of Directors. On July 1, 2024, the Company announced that the Board of Directors elected Mr. Scott Robinson to serve as Board Chair to replace Mr. Sanders.
•
On August 2, 2024, the Company and 22NW Fund, L.P. (“22NW”) closed the Debenture Repurchase in which the Company purchased for cancellation an aggregate of C$18.9 million ($14.0 million) principal amount of the January Debentures and C$13.6 million ($10.1 million) principal amount of the December Debentures from 22NW. As at December 31, 2024, C$16.6 million ($11.6 million) principal amount of the January Debentures and C$15.3 million ($10.6 million) principal amount of the December Debentures remained outstanding, and 22NW no longer held any Debentures.
•
On August 2, 2024, the Board of Directors adopted the Amended and Restated SRP, which superseded the previous Shareholder Rights Plan adopted on March 22, 2024. The Amended and Restated SRP was approved by the Company’s shareholders at a special meeting held on September 20, 2024 (the “SRP Meeting”). The Company also entered into a support and standstill agreement (the “Support Agreement”) with 22NW, DIRTT’s largest shareholder, and WWT Opportunity #1 LLC (“WWT”), DIRTT’s second largest shareholder. The Support Agreement replaces the previously announced support and standstill agreement entered into with 22NW on March 22, 2024.
•
On August 28, 2024, the Company commenced the Debentures NCIB, which permits DIRTT to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. As at December 31, 2024, C$0.3 million ($0.2 million) and C$0.01 million ($0.01 million) principal amounts of the December Debentures and January Debentures, respectively, had been acquired through the Debentures NCIB.

Pipeline

The table below presents our qualified leads and twelve-month forward pipeline as at January 1, 2025 and January 1, 2024. We define qualified leads as the quantity of projects being pursued as of the date presented, and define our pipeline as the estimated potential revenue from qualified leads where a client has engaged DIRTT and is assessing DIRTT as a potential provider of prefabricated interior solutions. We believe these metrics are helpful to estimate near-term performance, particularly given the macroeconomic factors that affect our operating environment, including labor availability, interest rate changes, and potential recessionary impacts on construction projects.

As of January 1, 2025, our twelve-month forward pipeline increased by 3% from January 1, 2024, illustrated in the table below.

	As at
	January 1, 2025	January 1, 2024	% Change
Twelve-Month Forward Pipeline ($ 000s)
Commercial	147,609	176,789	(17)
Healthcare	51,214	41,221	24
Government	55,203	34,813	59
Education	24,292	17,117	42
	278,318	269,940	3
Leads (#)	1,012	861	18

The January 1, 2024 pipeline included a large commercial project awarded to us in the first quarter of 2024, but the project was phased over a three-year period. As a result, the twelve-month forward pipeline decreased by $22.9 million while the project value remained in the full pipeline. After accounting for this phasing, the twelve-month pipeline increased by $31.3 million.

We believe our pipeline has higher integrity and has more projects further along the process, and therefore we are maintaining our revenue guidance for 2025 at $194 million to $209 million.

Outlook

The segment of construction that DIRTT operates in represents a $40 billion addressable market with increasing expansion opportunities. DIRTT continues to capture more market share by solving construction’s key challenges through innovative product development, technology-enabled efficiency, and a simplified installation process. Adoption of offsite, prefabricated construction is accelerating due to sustainability goals, trade labor shortages, and rising costs. DIRTT pioneered its unique construction method over 20 years ago and remains able to deliver schedule acceleration, cost certainty, unlimited aesthetic customization, and an end product that can be repurposed and reused to minimize waste. Everything we manufacture is de-mountable and infinitely re-configurable to adapt to the ever-changing needs of our customers.

Last quarter, we shared our strategic priorities through 2027, including revenue growth, continued expansion of DIRTT’s proprietary ICE software, accelerated innovation, and investment in talent. In the fourth quarter of 2024, we continued mapping our path to growth with a focus on innovating how we go to market. Our primary source of revenue remains our extensive network of independent DIRTT Construction Partners (“Construction Partners” or “Partners”). While we continue to develop and expand this network, including advancing 15 Partners to a higher status tier in 2025, we are also mapping additional growth paths to unlock greater pipeline. For example, we believe there are geographic areas of North America that lack sufficient coverage by our existing network into which we can expand and we are also expanding our offering to include more estimating, pre-construction, and installation services, both directly and through Partners. In 2024, we launched an additional go-to-market channel called Integrated Solutions. This team provides sales, design, estimating, and project delivery services with our Construction Partners and DIRTT sales representatives. Integrated Solutions increases our sales network’s capacity as well as targets revenues in channels without existing coverage. There are three key opportunity areas Integrated Solutions is focusing on; diversifying our customer profile, increasing volumes in smaller markets, and expanding into new sectors. Through these efforts, Integrated Solutions aims to simplify our go-to-market strategy and increase access to DIRTT’s portfolio of products.

Raw material prices continue to increase and on February 11, 2025, we announced a price increase of 5% on all orders placed after March 18, 2025, and price adjustments on certain products in response to market feedback and to mitigate the impact of these rising costs.

We continue to advance our ICE offering, including the addition of several new features that streamline processes and reduce customer inquiries. In response to user feedback, we optimized the ICE Manager application to improve the interface and added an “Early Access” feature to allow beta testers and developers to access applications for further testing and improvement. An update in December 2024 introduced itemized part pricing and automated casework plan details, saving DIRTT 50 to 75 hours per week in designer time and improving efficiency for customers. We continue to evaluate artificial intelligence (“AI”) for software development, including catalogue creation. DIRTT is evaluating a code generative AI resource to develop a web-based freight quoting tool, with the potential to save approximately 200 hours of development time and remove a manual touch-point for our customers.

DIRTT has made significant strides with product innovation and partnerships. For example, the COVE™, our low-acuity solution for emergency departments, officially launched in November 2024 and is already earning significant industry recognition. In addition to previously announced product awards from the 2024 Healthcare Facilities Symposium and Expo, we were recently awarded the Gold Touchstone Award from the Center for Health Design, and will be recognized in March at the 2025 International Summit & Exhibition on Health Facility Planning, Design & Construction PDC Summit. In the fourth quarter of 2024, we also released curved solid corners for our solid wall solution, which is already seeing strong demand with active project quotes in the market. We are also innovating our market approach through strategic partnerships. In December 2024, DIRTT joined the Siemen’s Xcelerator program to further drive our digital transformation in the construction sector by leveraging automation, Internet of Things and digital twin technology to seamlessly connect our physical assets with their digital counterparts. This will help enable continuous monitoring, predictive maintenance, optimized space utilization, and enhanced process efficiency.

We have a bold operations goal of zero defects, missed deliveries, and workplace injuries. In 2024, DIRTT's on time in full (OTIF) delivery performance was 99.1%, the highest in our history. We also achieved a total recordable incident rate (TRIF) of 0.82 for 2024, which is 80% below the industry average.

Through the fourth quarter of 2024, the US economy continued its economic expansion post-COVID with inflation reaching closer to the Federal Reserve 2% target. The recent pause in interest rate cuts by the Federal Reserve highlights a commitment to reaching a 2% target. The new administration in the United States has expressed support for deregulation, lower taxes, and creating a favorable economic climate for businesses in America. Return to office mandates have increased, with financial services and technology leading the way. Additionally, a favorable environment for mergers and acquisitions will be an additional demand driver for interior construction. The Kastle Systems weekly occupancy index continues to trend upwards. On the other hand, recent reports of Department of Government Efficiency suggests there may be decreased demand on our General Services Administration Contract, which represented less than 0.6% of our revenues in 2024. The impact of these various developments on our business is uncertain.

We see continued demand growth in our healthcare segment with national spending growing significantly since pre-COVID and are dedicating resources to capture this trend. Similarly, national education construction spending surpassed its pre-COVID highs in 2024. Overall, excluding the tariff risk described below, we are observing a supportive macro-economic environment in the United States that we believe will support increasing demand of our products.

The announcement in February 2025 of a 25% tariff on all Canadian imports into the U.S., and Canada’s subsequent announcement of retaliatory tariffs on U.S. good imported into Canada, has created uncertainty across multiple sectors, including the construction industry. While Canada and the U.S. have agreed to delay the imposition of such tariffs until March 6, 2025, the ultimate extent and duration of such tariffs is unknown, and significant uncertainty continues to exist in respect of future tariffs or other trade barriers in general. In addition, on February 10, 2025, an Executive Order was issued by the White House imposing 25% tariffs on steel and aluminum entering the U.S., effective March 12, 2025. As at the date hereof, the outcome and extent of these tariffs is uncertain. 92% of DIRTT’s raw materials are from North America, and DIRTT has manufacturing facilities both in the U.S. and Canada. Our Canadian facilities import some raw materials from the U.S., and our U.S. facilities import some raw materials from Canada. While tariffs would have a cost impact on our business, we believe our presence in both Canada and the U.S. provides us with strategic flexibility. We have been, and continue to be, proactively preparing for potential tariffs and we believe that we have multiple paths to mitigate the impact of tariffs on our business, including alternative material sourcing and manufacturing locations.

We are maintaining our previously provided 2025 guidance, which is set forth below. Given the significant uncertainty surrounding tariffs, our 2025 guidance may not be realized should any significant tariff impacts arise subsequent to the date hereof.

•
2025 Revenue: $194 to 209 million
•
2025 Adjusted EBITDA: $18 to 25 million

We finalized our 2025 budget in early January 2025. We plan to increase our capital expenditure by more than 50% from 2024, as we continue to invest in improving efficiencies in our plants, investing in our DXC footprint and investments in ICE.

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

As a result, we also provide financial information in this Annual Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), the impact of under-utilized capacity on gross profit, tax consequences, reorganization expense, unusual or infrequent charges or gains (such as gain on sale of software and patents, gain on extinguishment of debt and impairment charges), stock-based compensation, related party expense, and government subsidies. We remove the impact of foreign exchange gain (loss) from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA. We have not reconciled forward-looking non-GAAP measures, including Adjusted EBITDA guidance, to its corresponding GAAP measures due to the high variability and difficulty in making accurate forecasts and projections, particularly with respect to non-operating income and expenditures, which are difficult to predict and subject to change.

Government subsidies, depreciation and amortization, stock-based compensation expense, reorganization expense, foreign exchange gains and losses, gain on extinguishment of debt, impairment charges, gain on sale of software and patents, net interest income on cash deposits, interest expense on outstanding debt and debt facilities, tax expense and related party expense are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

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

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	For the Year Ended December 31,
	2024	2023	% Change
	($ in thousands)
Revenue	174,313	181,931	(4)
Gross Profit	64,375	59,542	8
Gross Profit Margin	36.9%	32.7%
Operating expenses
Sales and marketing	22,938	25,235	(9)
General and administrative	19,903	21,655	(8)
Operations support	7,438	7,832	(5)
Technology and development	5,262	5,820	(10)
Stock-based compensation	2,965	2,306	29
Reorganization	1,113	3,009	(63)
Impairment charge on Rock Hill Facility	530	8,716	(94)
Related party expense	-	1,524	(100)
Total operating expenses	60,149	76,097	(21)
Operating income (loss)	4,226	(16,555)	126
Operating margin	2.4%	(9.1)%
Gain on extinguishment of convertible debt	10,426	-	100
Foreign exchange (loss) gain	2,974	(626)	575
Interest income	1,587	490	224
Interest expense	(3,995)	(4,927)	(19)
Gain on sale of software and patents	-	7,130	(100)
Government subsidies	-	236	(100)
	10,992	2,303	377
Net income (loss) before tax	15,218	(14,252)	207
Current and deferred income tax expense	448	332	35
	448	332	35
Net income (loss) after tax	14,770	(14,584)	201

Revenue

Revenue reflects sales to our Construction Partners for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our product and service offerings.

	For the Year Ended December 31,
	2024	2023	% Change
	($ in thousands)
Product	152,856	158,405	(4)
Transportation	16,066	17,674	(9)
License fees from Construction Partners	738	840	(12)
Total product revenue	169,660	176,919	(4)
Installation and other services	4,653	5,012	(7)
	174,313	181,931	(4)

Revenue for the year ended December 31, 2024, was $174.3 million, a decrease of $7.6 million or 4% from the year ended December 31, 2023, primarily due to three healthcare projects, one key education project and a larger volume of high value commercial projects that were completed in 2023 and were not repeated in 2024.

Installation and other services revenue was $4.7 million for the year ended December 31, 2024, compared to $5.0 million in the year ended December 31, 2023. This revenue primarily reflects services performed by our ICE design teams for third parties. Except in limited circumstances, our Construction Partners, rather than the Company, perform installation services.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At December 31, 2024, we had 71 (2023 - 72) Construction Partners servicing multiple locations.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education.

	For the Year Ended December 31,
	2024	2023	% Change
	($ in thousands)
Commercial	121,518	116,693	4
Healthcare	21,230	33,970	(38)
Government	17,114	13,446	27
Education	9,060	11,970	(24)
License fees from Construction Partners	738	840	(12)
Total product revenue	169,660	176,919	(4)
Service revenue	4,653	5,012	(7)
	174,313	181,931	(4)

	For the Year Ended December 31,
	2024	2023
	(in %)
Commercial	72	66
Healthcare	13	19
Government	10	8
Education	5	7
Total Product Revenue(1)	100	100

(1) Excludes license fees from Construction Partners.

Commercial sales increased by 4% for the year ended December 31, 2024. Healthcare revenues decreased by 38% in the year ended December 31, 2024, from the prior year, primarily due to three large healthcare projects which were completed in 2023 and did not repeat in 2024. Sales in the healthcare sector tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. We have made several investments in new product solutions (such as COVE and Applied Headwalls) and additions to the business development team to increase product placement in future construction projects. This had led to multiple project commitments set to commence in 2025. Those investments continue in 2025 and are expected to expand into life sciences. Government sales increased by 27% from the prior year. Similar to healthcare, government revenues tend to be larger individual projects. We plan to update our government agreements in 2025 and expect an expansion in the number of our state government agreements. Education sales in 2024 decreased by 24% from the prior year, primarily due to one $1.4 million education project that was completed in 2023. Our sales team has focused on southern markets with high public funding activity to build a stronger education pipeline.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Year Ended December 31,
	2024	2023	% Change
	($ in thousands)
Canada	23,921	19,934	20
U.S.	150,392	161,997	(7)
	174,313	181,931	(4)

In 2024, 14% of revenue was from Canada, as compared to 11% in 2023. Historically, approximately 11-15% and 85-89% of revenues are derived from sales to Canada and the United States, respectively.

Sales and marketing expenses

Sales and marketing expenses decreased by $2.3 million to $22.9 million for the year ended December 31, 2024, from $25.2 million for the year ended December 31, 2023. The decrease was largely made up of a $1.0 million decrease in pass through charges, a $0.9 million decrease in building and infrastructure costs, a $0.7 million decrease in commissions, and a $0.3 million decrease in office costs and communication costs. The decreases were offset by an increase of $0.3 million in salaries and benefits and a $0.3 million increase in marketing and tradeshows costs related to the “Partner Camp” event hosted by the Company for our Construction Partners held at the end of the third quarter of 2024.

General and administrative expenses

General and administrative expenses decreased $1.8 million to $19.9 million for the year ended December 31, 2024, from $21.7 million for the year ended December 31, 2023. The decrease was driven by a $0.9 million decrease in salaries and benefits, a $0.9 million decrease in office costs, a $0.3 million decrease in depreciation, a $0.3 million decrease in communication costs, a $0.2 million decrease in public company costs, a $0.1 million decrease in travel and entertainment, a $0.1 million decrease in building and infrastructure costs, and a $0.1 million increase in gain on disposal. These decreases were offset by a $1.2 million increase in professional legal fees as a result of the SRP Meeting, the Debenture Repurchase, the Support Agreement and the Debentures NCIB which occurred in the third quarter of 2024, and the Shares NCIB that we commenced in the fourth quarter of 2024.

Operations support expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Construction Partner project execution and our manufacturing operations. Operations support expenses of $7.4 million in 2024 decreased $0.4 million from $7.8 million in 2023. The decrease was largely driven by a $0.6 million decrease in salaries and benefits and was slightly offset by a $0.1 million increase in travel and entertainment costs.

Technology and development expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses decreased by $0.6 million to $5.3 million for the year ended December 31, 2024, compared to $5.8 million for the year ended December 31, 2023. The decrease was primarily related to a $0.7 million decrease in salaries and benefits costs, a $0.2 million decrease in building and infrastructure costs, and a $0.1 million decrease in depreciation expense. These decreases were offset by a $0.3 million write off of a previously capitalized software development project, and a $0.1 million increase in professional services costs.

Stock-based compensation

Stock-based compensation expense for the year ended December 31, 2024, was $3.0 million compared to $2.3 million in 2023. The increase was due to fair value adjustments on cash settled DSU awards as a result of the increased share price between December 31, 2023 and December 31, 2024.

Reorganization

For the year ended December 31, 2024, we incurred $1.1 million of reorganization costs compared to $3.0 million during the year ended December 31, 2023. Reorganization expenses for the year ended December 31, 2024 primarily relate to the movement of inventory and equipment from the Rock Hill Facility for use at our facility in Calgary, Alberta, while the reorganization costs in the year ended December 31, 2023 were largely made up of termination costs associated with actions taken to streamline our back office and operational support functions.

Impairment charge on Rock Hill Facility

The Company finalized the decision to close the Rock Hill Facility in the third quarter of 2023. The Company’s reassessment of the useful lives of the manufacturing equipment at the Rock Hill Facility resulted in an $8.7 million impairment charge in the twelve months ended December 31, 2023.

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

Gain on extinguishment of convertible debt

During the year ended December 31, 2024, C$43.4 million ($31.8 million) in principal amount of Debentures was repurchased for cancellation through the Issuer Bid, Debenture Repurchase, and Debentures NCIB which triggered an extinguishment of debt. The gain on extinguishment of $10.4 million for the year ended December 31, 2024, was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs of C$1.2 million ($0.9 million) (refer to Note 7 of our Consolidated Financial Statements for additional information).

Foreign exchange gain (loss)

In the year ended December 31, 2024, we had a foreign exchange gain of $3.0 million compared to a loss of $0.6 million in the year ended December 31, 2023, due to the weakening of the Canadian dollar relative to the U.S. dollar.

Interest income

Interest income increased to $1.6 million for the year ended December 31, 2024, compared to $0.5 million in the year ended December 31, 2023, as we benefited from higher interest rates on higher cash balances.

Interest expense

Interest expense decreased by $0.9 million from $4.9 million for the year ended December 31, 2023, to $4.0 million for the year ended December 31, 2024. This decrease is largely due to repayment of debt throughout the year ended December 31, 2024, offset by $0.9 million of unamortized issuance costs related to Debentures that were expensed as a result of the repurchase and cancellation of such debt.

Government subsidies

The Company was not eligible and did not receive any new government subsidies in the year ended December 31, 2024. The Company received $0.2 million of interest with the collection of the Employee Retention Credit (“ERC”) during the year ended December 31, 2023.

Gain on sale of software and patents

On May 9, 2023, we entered into a Co-Ownership Agreement and a Partial Patent Assignment agreement (collectively, the “AWI Agreements”) with AWI. The AWI Agreements provided for a cash payment from AWI to the Company of $10.0 million in exchange for the partial assignment to AWI and resulting co-ownership of a 50% interest in the rights, title and interests in certain intellectual property rights in the Applicable ICE Code, including a 50% interest in the patent rights that relate to the Applicable ICE Code. Pursuant to the AWI Agreements, we also provided AWI a transfer of knowledge concerning the source code of the Applicable ICE Code. In exchange for completing the knowledge transfer, we received an additional cash payment of $1.0 million in the fourth quarter of 2023. The AWI Agreements provide that we and AWI have separate exclusive fields of use and includes certain restrictive covenants with respect to the Applicable ICE Code and related intellectual property, which survive until either party elects to separate from its relationship with the other and for five years thereafter. We concurrently entered into an Amended and Restated Master Services Agreement (the “ARMSA”) with AWI, under which AWI has also prepaid for certain development services to be provided by DIRTT. The ARMSA will automatically terminate if the AWI Agreement is terminated or expires and may also be terminated if either party breaches the exclusive fields of use or restrictive covenants in the AWI Agreement.

The $11.0 million of proceeds on the sale of the 50% interest in the Applicable ICE code, pursuant to the AWI Agreement, was received during the second quarter of 2023. In accordance with GAAP, the proceeds were first applied to the net book value of the related costs of software of $2.9 million and patents (other assets) of $0.9 million. The residual amount of $7.1 million was recognized as a gain in the consolidated statement of operations. Further, $1.8 million was received during 2023 as a prepayment under the ARMSA, which payment was recognized into revenue during 2023 and the first quarter of 2024. Part of the proceeds of this transaction were used to settle one of our equipment leases of $1.6 million and resulted in the release of $0.4 million of restricted cash.

Income tax

The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Income tax expense for the year ended December 31, 2024, was $0.4 million, compared to $0.3 million for the same period of 2023. For the year ended December 31, 2024, the Company recorded valuation allowances of $3.8 million (2023 - $4.2 million) against deferred tax assets incurred during the year as the Company has experienced cumulative losses in recent years. Due to the Company’s history of negative earnings, it is not more likely than not that the Company’s deferred tax assets will be utilized in the near term.

As at December 31, 2024, we had C$86.1 million of loss carry-forwards in Canada and $51.3 million in the United States. These loss carry-forwards will begin to expire in 2032.

Net income after tax

Net income after tax increased to $14.8 million or $0.07 net income after tax per share (diluted) in the year ended December 31, 2024, from a net loss after tax of $14.6 million or $0.13 net loss after tax per share in the year ended December 31, 2023. The increased income is primarily the result of a $4.8 million increase in gross profit and a $15.9 million decrease in operating expenses (which includes an $8.2 million decrease in impairment charge on the Rock Hill Facility and a decrease of $1.9 million in reorganization expenses), a $10.4 million gain on extinguishment of debt relating to the Issuer Bid, Debenture Repurchase and the Debentures NCIB, a $1.1 million increase in interest income, a $0.9 million decrease in interest expense and a $3.6 million increase in foreign exchange gain, offset by a $7.1 million gain on sale of software and patents from the AWI sale in 2023 that did not repeat in 2024, and a $0.2 million decrease in government subsidies.

Three Months Ended December 31, 2024 Compared to the Three Months ended December 31, 2023

	For the Three Months Ended December 31,
	2024	2023	% Change
	($ in thousands)
Revenue	48,890	50,933	(4)
Gross Profit	17,539	19,238	(9)
Gross Profit Margin	35.9%	37.8%
Operating expenses
Sales and marketing	5,773	6,933	(17)
General and administrative	5,112	5,652	(10)
Operations support	1,907	2,268	(16)
Technology and development	1,281	1,765	(27)
Stock-based compensation	1,060	(237)	547
Reorganization	169	152	11
Impairment charge on Rock Hill Facility	-	764	100
Total Operating expenses	15,302	17,297	(12)
Operating income	2,237	1,941	15
Operating margin	4.6%	3.8%
Gain on extinguishment of convertible debt	17	-	100
Foreign exchange gain (loss)	2,057	(567)	463
Interest income	275	219	26
Interest expense	(471)	(1,291)	(64)
Gain on sale of software and patents	-	985	(100)
	1,878	(654)	387
Net income before tax	4,115	1,287	220
Current and deferred income tax expense	77	332	(77)
	77	332	(77)
Net income after tax	4,038	955	323

Our fourth quarter revenue was $48.9 million, a decrease of $2.0 million or 4% from $50.9 million for the same period in 2023. Historically, our fourth quarter revenue is lower than second and third quarter revenues due to seasonality. The fourth quarter of 2023 had a higher commercial volume of commercial projects, offset by the benefit from four large commercial projects that were completed in the fourth quarter of 2024.

Annual 2024 Non-GAAP Measures

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Years Ended December 31, 2024, 2023 and 2022

The following table presents a reconciliation for the years ended December 31, 2024, 2023, and 2022 of Adjusted Gross Profit to our gross profit and Adjusted Gross Profit Margin to gross profit margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Gross profit	64,375	59,542	28,160
Gross profit margin	36.9%	32.7%	16.4%
Add: Depreciation and amortization expense	3,953	5,525	10,789
Adjusted Gross Profit	68,328	65,067	38,949
Adjusted Gross Profit Margin	39.2%	35.8%	22.6%

For the year ended December 31, 2024, gross profit and gross profit margin increased to $65.0 million or 36.9% from $59.5 million or 32.7% for the prior year. Adjusted Gross Profit and Adjusted Gross Profit Margin increased $68.3 million or 39.2% for the year ended December 31, 2024, from $65.1 million or 35.8% for the year ended December 31, 2023.

The improvement in Adjusted Gross Profit was a result of material optimization to offset the inflationary impacts on material costs. Fixed costs decreased $2.3 million compared to 2023 as we aligned overhead costs and support with current operations after having finalized the decision to close the Rock Hill Facility in the third quarter of 2023. Idle facility costs incurred since the suspension of operations at the Rock Hill Facility were $1.7 million for the year ended December 31, 2024, compared to $2.0 million for the previous year, and are included in cost of sales. We are pursuing options to sublease the Rock Hill Facility to offset idle facility costs in 2025 and beyond.

EBITDA and Adjusted EBITDA for the Years Ended December 31, 2024, 2023 and 2022

The following table presents a reconciliation for the results of 2024, 2023 and 2022 of EBITDA and Adjusted EBITDA to our net income (loss), and of Adjusted EBITDA Margin to net income (loss) margin, which are the most directly comparable GAAP measures for the years presented:

	For the Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Net income (loss) after tax for the period	14,770	(14,584)	(54,963)
Add back (deduct):
Interest expense	3,995	4,927	5,160
Interest income	(1,587)	(490)	(51)
Tax expense	448	332	21
Depreciation and amortization	6,575	8,934	15,119
EBITDA	24,201	(881)	(34,714)
Foreign exchange (gain) loss	(2,974)	626	(1,445)
Stock-based compensation	2,965	2,306	4,277
Reorganization expense(3)	1,113	3,009	13,461
Gain on extinguishment of convertible debt(3)	(10,426)	-	-
Impairment charge on Rock Hill Facility (3)	530	8,716	-
Gain on sale of software and patents(3)	-	(7,130)	-
Related party expense (2)	-	1,524	-
Government subsidies(3)	-	(236)	(7,765)
Adjusted EBITDA	15,409	7,934	(26,186)
Net Income (Loss) Margin(1)	8.5%	(8.0)%	(31.9)%
Adjusted EBITDA Margin	8.8%	4.4%	(15.2)%
(1)
Net income (loss) divided by revenue.
(2)
The related party transaction is a non-recurring transaction that is not core to our business and is excluded from the Adjusted EBITDA calculation (refer to Note 24 of the consolidated financial statements).
(3)
Reorganization expenses, the gain on sale of software and patents, the gain on extinguishment of convertible debt, the impairment charge on the Rock Hill Facility, related party expense and government subsidies are not core to our business and are therefore excluded from the Adjusted EBITDA calculation (refer to Note 4, Note 5, Note 6 and Note 7 of the consolidated financial statements).

For the year ended December 31, 2024, Adjusted EBITDA and Adjusted EBITDA Margin increased by $7.5 million to $15.4 million or 8.8% of revenue from $7.9 million or 4.4% of revenue in the same period of 2023. This reflects a $3.3 million increase in Adjusted Gross Profit, discussed above, a $1.9 million decrease in salaries and benefits costs, a $1.7 million decrease in pass through charge and commissions as a result of lower revenues, a $1.2 million decrease in building and infrastructure costs, a $1.0 million decrease in office costs, offset by a $1.3 million increase in professional services as a result of the SRP Meeting held in the third quarter as well as costs associated with the Debenture Repurchase, the Support Agreement, the Shares NCIB, the Debentures NCIB and a $0.3 million net increase in individual costs.

Reconciliation of Q4 2024 Non-GAAP Measures

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three Months Ended December 31, 2024, 2023 and 2022

The following table presents a reconciliation for the three months ended December 31, 2024, 2023, and 2022 of Adjusted Gross Profit to our gross profit, and Adjusted Gross Profit Margin to gross profit margin, which is the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended December 31,
	2024	2023	2022
	($ in thousands)
Gross profit	17,539	19,238	11,589
Gross profit margin	35.9%	37.8%	27.3%
Add: Depreciation and amortization expense	1,441	869	1,997
Adjusted Gross Profit	18,980	20,107	13,586
Adjusted Gross Profit Margin	38.8%	39.5%	32.0%

EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2024, 2023 and 2022

The following table presents a reconciliation for the results of three months ended December 31, 2024, 2023 and 2022 of EBITDA and Adjusted EBITDA to our net income (loss) after tax, and of Adjusted EBITDA Margin to net income (loss) margin, which are the most directly comparable GAAP measures for the years presented:

	Three months ended December 31,
	2024	2023	2022
	($ in thousands)
Net income (loss) for the period	4,038	955	(5,906)
Add back (deduct):
Interest expense	471	1,291	1,225
Interest income	(275)	(219)	(1)
Income tax expense	77	332	37
Depreciation and amortization	2,033	1,718	2,917
EBITDA	6,344	4,077	(1,728)
Foreign exchange (gain) loss	(2,057)	567	425
Stock-based compensation	1,060	(237)	731
Reorganization expense(3)	169	152	1,180
Gain on extinguishment of convertible debt(3)	(17)	-	-
Impairment charge on Rock Hill Facility (3)	-	764	-
Gain on sale of software and patents(3)	-	(985)	-
Adjusted EBITDA	5,499	4,338	608
Net Income (Loss) Margin(1)	8.3%	1.9%	(13.9)%
Adjusted EBITDA Margin	11.2%	8.5%	1.4%
(1)
Net income (loss) divided by revenue.
(2)
The related party transaction is a non-recurring transaction that is not core to our business and is excluded from the Adjusted EBITDA calculation (refer to Note 24 of the consolidated financial statements).
(3)
Reorganization expenses, the gain on sale of software and patents, the gain on extinguishment of convertible debt, the impairment charge on the Rock Hill Facility and government subsidies are not core to our business and are therefore excluded from the Adjusted EBITDA calculation (refer to Note 4, Note 5, Note 6 and Note 7 of the consolidated financial statements).

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2023, compared to the fiscal year ended December 31, 2022, is included under the heading Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC and applicable securities commissions or similar regulatory authorities in Canada on February 21, 2024.

Liquidity and Capital Resources

As at December 31, 2024, the Company had $29.3 million of cash on hand and C$14.4 million ($10.0 million) of available borrowings, compared to $24.7 million of cash on hand and C$13.6 million ($10.3 million) of available borrowings as at December 31, 2023. Through the year ended December 31, 2024, the Company generated $4.4 million in cash flows compared to $10.9 million over fiscal year 2023. Gross profit for the year ended December 31, 2024, was $65.0 million, or 36.9% of revenue, compared to the same period in 2023, which generated gross profit of $59.5 million, or 32.7% of revenue. Cash flows were increased in 2024 by the proceeds of the Rights Offering (as defined herein) of $21.3 million and improved operational results, offset by a $21.5 million repayment of debt under the Issuer Bid, Debenture Repurchase and Debentures NCIB. In 2023, the Company benefited from the receipt of $11.0 million of cash from the AWI sale (no similar transaction occurred in 2024), and a receipt of the $7.3 million of government subsidies.

The Issuer Bid, Debenture Repurchase, Debentures NCIB and Shares NCIB were initiated after careful consideration of cash flow, and the Company continues to evaluate uses of cash on hand. As discussed in the “Risk Factors” section, proposed tariffs on Canadian exports into the United States may have a material impact on future cash flows and liquidity, which the Company will continue to monitor.

We have executed upon several initiatives to improve liquidity over the last two years. In May 2023, we entered into an agreement with AWI resulting in the receipt of $12.8 million of cash throughout 2023. In May 2024, we extended our agreement to sublease our Plano DXC to one of our Construction Partners in that region. Under the sublease agreement, the subtenant has assumed responsibility for the monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through October 31, 2028, providing us annualized savings of approximately $1.0 million. In September 2024, we entered into an agreement to sublease the remainder of our facility in Phoenix. Under the sublease agreement, the subtenant has assumed responsibility for the monthly rent, utilities, maintenance, taxes and other costs as of October 1, 2024, through March 31, 2027, providing us annualized savings of approximately $0.6 million. We are continuing to pursue sublease opportunities for the Rock Hill Facility and expect these initiatives to result in positive cash inflows in 2025.

On November 21, 2023, the Company announced the Rights Offering, which closed on January 9, 2024, for aggregate gross proceeds of C$30.0 million (net proceeds of $21.3 million).

In January 2021, we issued C$40.3 million of January Debentures for net proceeds after costs of C$37.6 million ($29.5 million). The January Debentures accrue interest at a rate of 6.00% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and be repayable on January 31, 2026. As a result of the Rights Offering, the conversion price was adjusted to C$4.03 per common share. Interest and principal are payable in cash or shares at the option of the Company.

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

On August 2, 2024, the Company entered into an agreement with 22NW, to purchase for cancellation an aggregate of C$18,915,000 principal amount of the January Debentures at a purchase price of C$684.58 per C$1,000 principal amount of January Debentures and C$13,638,000 principal amount of the December Debentures at a purchase price of C$665.64 per C$1,000 principal amount of December Debentures, for an aggregate purchase price of C$22,104,591.45, inclusive of a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures were purchased by the Company. The purchase price of each series of Debentures (excluding the cash payment for accrued and unpaid interest) represented a discount of approximately 4% to the average trading price of the applicable series of Debentures on the TSX for the 20 trading days preceding August 2, 2024. Following the Debenture Repurchase, 22NW no longer held any Debentures.

On August 28, 2024, the Debentures NCIB commenced and will terminate no later than August 27, 2025. Under the Debentures NCIB, DIRTT is permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. As at December 31, 2024, C$0.3 million ($0.2 million) and C$0.01 million ($0.01 million) principal amounts of the December Debentures and January Debentures had been acquired through the Debentures NCIB, respectively. As at December 31, 2024, C$16.6 million ($11.6 million) principal amount of the January Debentures and C$15.2 million ($10.6 million) principal amount of the December Debentures were outstanding.

On February 4, 2024, the Company entered into a Litigation Funding Agreement with a third party for the funding of up to $4.0 million of litigation costs in respect of specific claims against Falkbuilt, Inc., Falkbuilt Ltd. and Henderson. In return, the Company has agreed to pay from any proceeds received from the settlement of such claims, a reimbursement of funded amounts plus diligence and underwriting costs, plus a multiple of such funded amount based on certain milestones. As part of this agreement, the Company is subject to a general security arrangement over its assets. The agreement was terminated in December 2024. The Company is currently considering whether to pursue further litigation funding, as we believe we have sufficient funds to finance the litigation. There is additional timeline certainty as the Canadian litigation trial date has been set for February 2, 2026.

On December 20, 2024, the Shares NCIB commenced and will terminate no later than December 19, 2025. Under the Shares NCIB, DIRTT is permitted to acquire up to 7,515,233 common shares. All purchases will be made on the open market at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB will be immediately cancelled. As at December 31, 2024, 58,478 common shares had been repurchased and cancelled for proceeds of C$0.1 million ($0.04 million).

On February 13, 2025, the Company entered into the Share Repurchase with NGEN to purchase for cancellation 3,920,844 common shares of DIRTT (“Common Shares”) currently held by NGEN (the “NGEN Shares”) at a purchase price of $0.80 per NGEN Share. Following the Share Repurchase, there were 189,643,903 Common Shares outstanding, and NGEN no longer held any Common Shares. The NGEN Shares repurchased under the Share Repurchase were counted against the NCIB Annual Limit. Following completion of the Share Repurchase, the Company’s outstanding NCIB Annual Limit is 3,422,494 Common Shares.

As explained above, initiating the share buyback was done after careful consideration of cash flow and with consideration to the risk of proposed tariffs.

We have assessed the Company’s liquidity as at December 31, 2024, taking into account our sales outlook for the next twelve months, our existing cash balances and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next twelve months.

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

In February 2021, we entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the “Borrowing Base” is a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. On February 9, 2023, the Company extended the RBC Facility. The maximum availability under the Extended RBC Facility was subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Effective October 2023, inventory was scoped out of the Borrowing Base. On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Available borrowings under the Extended RBC Facility as at December 31, 2024, were C$14.4 million ($10.0 million). On February 11, 2025, the Company extended the Second Extended RBC Facility (the “Third Extended RBC Facility”) for a period of two weeks up to February 25, 2025 whilst the Company and RBC completed negotiations.

On February 20, 2025, the Company entered into the Fourth Extended RBC Facility (the “Fourth Extended RBC Facility”). The Fourth Extended RBC Facility is subject to the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million and matures on November 30, 2025. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. The Fourth Extended RBC Facility also includes a new letter of credit facility guaranteed by the Export Development of Canada of C$5 million. The Company has also entered into a bonding facility with Great Midwest Insurance Company, and any other company that is part of or added to Skyward Specialty Insurance Group, Inc. (“Skyward”), which allows access to a $15 million bonding facility subject to an individual maximum of $5 million. Under the terms of the facility with Skyward, any bonds issued will be secured through Letters of Credit issued pursuant to the Fourth Extended RBC Facility.

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which, as of December 31, 2024, C$4.4 million ($3.1 million) has been drawn and C$3.9 million ($2.7 million) has been repaid, and a $14.0 million equipment leasing facility in the United States of which $13.3 million has been drawn and repaid, as of December 31, 2024, (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC, and one of its affiliates. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. In connection with the Company’s decision to close the Rock Hill Facility, we settled the liability related to the U.S. Leasing Facility ($7.8 million). The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, we released $2.6 million of restricted cash during 2023.

The following table summarizes our consolidated cash flows for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Net cash flows provided by (used in) operating activities	7,344	14,821	(44,260)
Net cash flows (used in) provided by investing activities	(1,900)	7,657	(4,024)
Net cash flows used in financing activities	(415)	(11,605)	(874)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(597)	(13)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,432	10,860	(49,169)
Cash, cash equivalents and restricted cash, beginning of period	25,099	14,239	63,408
Cash, cash equivalents and restricted cash, end of period	29,531	25,099	14,239

	For the Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	29,288	24,744	10,821
Restricted cash	243	355	3,418
Total cash, cash equivalents and restricted cash	29,531	25,099	14,239
Operating Activities

Net cash flows provided by operating activities were $7.3 million for the year ended December 31, 2024, compared to $14.8 million provided by operating activities for the year ended December 31, 2023. The decrease in cash flows provided by operations is due to the receipt of $7.3 million cash proceeds from government subsidies, which was not repeated in 2024, offset by $5.9 million in other working capital changes. This decrease was offset by an increase in cash flows due to improved operational results (including a $7.5 million increase in Adjusted EBITDA and a $1.9 million decrease in reorganization expenses) in the year ended December 31, 2024 compared to 2023.

Investing Activities

Cash flows provided by investing activities during the year ended December 31, 2023, benefited from $11.0 million of proceeds from the AWI transaction which was not repeated in 2024.

We invested $1.4 million in property, plant and equipment during the year ended December 31, 2024, which was consistent with the prior year’s investment in property, plant and equipment of $1.2 million. Expenditures consisted of $0.5 million of leasehold improvements, $0.2 million of marketing investments, $0.3 million of information technology investments and $0.4 million of manufacturing upgrades for the year ended December 31, 2024. We invested $1.6 million on capitalized software during the year ended December 31, 2024, compared to $1.8 million for the year ended December 31, 2023.

Financing Activities

For the year ended December 31, 2024, $0.4 million of cash was used in financing activities, comprising $21.5 million repayment of debt under the Issuer Bid, Debenture Repurchase, Debentures NCIB and $0.2 million relating to employee tax payments on vesting RSUs, $0.1 million of scheduled repayments under the Canada Leasing Facility, offset by $21.3 million of proceeds received from the Rights Offering. For the year ended December 31, 2023, $11.6 million of cash was used in financing activities mainly driven by $2.2 million of scheduled repayments and $9.4 million of early repayments under the U.S. Leasing Facility and the Canada Leasing Facility.

Consolidated cash flows for the quarter as indicated:

	For the Three Months Ended December 31,
	2024	2023	2022
	($ in thousands)
Net cash flows provided by operating activities	6,222	10,134	3,249
Net cash flows (used in) provided by investing activities	(741)	568	(429)
Net cash flows (used in) provided by financing activities	(126)	(8,193)	928
Effect of foreign exchange on cash, cash equivalents and restricted cash	309	153	62
Net increase in cash, cash equivalents and restricted cash	5,664	2,662	3,810
Cash, cash equivalents and restricted cash, beginning of period	23,867	22,437	10,429
Cash, cash equivalents and restricted cash, end of period	29,531	25,099	14,239

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

On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The maximum availability under the Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case, plus 200 basis points. At December 31, 2024, available borrowings were C$14.4 million ($10.0 million) (2023 – C$13.6 million ($10.3 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Second Extended RBC Facility removed the three-month FCCR covenant, which resulted in the release of $0.1 million of restricted cash during the first quarter of 2024 (the Company had $0.4 million restricted cash as at December 31, 2023). On February 11, 2025, the Company entered the Third Extended RBC Facility for a period of two weeks up to February 25, 2025 whilst the Company and RBC completed negotiations.

On February 20, 2025, the Company entered into the Fourth Extended RBC Facility. The Fourth Extended RBC Facility is subject to the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million and matures on November 30, 2025. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. The Fourth Extended RBC Facility also includes a new letter of credit facility guaranteed by the Export Development of Canada of C$5 million. The Company has also entered into a bonding facility with Great Midwest Insurance Company, and any other company that is part of or added to Skyward, which allows access to a $15 million bonding facility subject to an individual maximum of $5 million. Under the terms of the facility with Skyward, any bonds issued will be secured through Letters of Credit issued pursuant to the Fourth Extended RBC Facility.

The Company has a C$5.0 million equipment leasing facility in Canada under the Canada Leasing Facility of which C$4.4 million ($3.1 million) has been drawn and C$3.9 million ($2.7 million) has been repaid, and a $14.0 million equipment leasing facility in the United States of which $13.3 million has been drawn and repaid under the U.S. Leasing Facility with RBC. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%.

As part of the decision to close the Rock Hill Facility, the Company fully settled the liability related to the U.S. Leasing Facility of $7.8 million in the fourth quarter of 2023. The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, $2.6 million was released from restricted cash during 2023.

The Company did not make any draws on the Leasing Facilities during the years ended December 31, 2024 and 2023.

We are restricted from paying dividends unless Payment Conditions (as defined in the Fourth Extended RBC Facility) are met, including having a net borrowing availability of at least C$5 million over the proceeding 30-day period, and having a trailing twelve-month fixed charge coverage ratio above 1.10:1 and certain other conditions. The Fourth Extended RBC Facility is currently secured by substantially all of our real and personal property located in Canada and the United States.

Contractual Obligations

The following table summarizes DIRTT’s contractual obligations at December 31, 2024:

	Payments due by period
	Less than			Greater than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	($ in thousands)
Accounts payable and accrued liabilities	16,352	-	-	-	16,352
Other liabilities	3,217	-	-	-	3,217
Customer deposits and deferred revenue	4,028	-	-	-	4,028
Current and long-term portion of long-term debt and accrued interest[1]	1,461	23,371	123	-	24,955
Lease liabilities (undiscounted)	5,812	9,627	7,906	16,196	39,541
Purchase obligations	4,238	-	-	-	4,238
Total	35,108	32,998	8,029	16,196	92,331
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

Estimates of liabilities associated with the potential and amount of warranty, legal claims and other contingencies

We have warranty obligations with respect to manufacturing defects on most of our manufactured products. Warranty periods generally range from one to ten years. We have recorded a reserve for estimated warranty and related costs based on historical experience and periodically adjust these provisions to reflect actual experience. We assess the adequacy of our warranty accrual on a quarterly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. Typically, product deficiencies requiring our warranty are identified and remediated within a year of production. The following provides information with respect to our warranty accrual. At December 31, 2024 and 2023, we had $0.8 million and $0.9 million, respectively, accrued for warranty and other provisions, and third-party costs associated with remedying deficiencies were $0.6 million during the fiscal year ended December 31, 2024, as compared to $1.2 million during the fiscal year ended December 31, 2023.

We establish reserves for estimated legal contingencies when we believe a loss on litigation is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liability reserves are reflected in operations in the period in which there are changes in facts and circumstances that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. We estimate the probable cost by evaluating historical precedent as well as the specific facts relating to each contingency (including the opinion of outside advisors). Should the outcome differ from our assumptions and estimates, or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known. At December 31, 2024 and 2023, we had $0.05 million provided for legal provisions.

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

Estimates of future taxable earnings used to assess the realizable value of deferred tax assets

We use the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their carrying amounts reported in our Consolidated Financial Statements. Deferred income tax assets also reflect the benefit of unutilized tax losses that can be carried forward to reduce income taxes in future years. Such method requires the exercise of significant judgment in determining whether or not it is more likely than not our deferred tax assets may be realized and, therefore, can be recognized in our Consolidated Financial Statements. Also, estimates are required to determine the expected timing upon which tax assets will be realized and upon which tax liabilities will be settled. We assess the ability to recover our deferred tax assets every quarter and concluded that a valuation allowance was required against our deferred tax assets at December 31, 2024 of $30.0 million (2023 - $34.5 million).

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

Estimates of ability and timeliness of customer payments of accounts receivable

Our expected credit loss reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating expected credit losses. In estimating the Company’s current estimate of expected credit losses, management considers historical credit loss experience as well as forward-looking information in order to establish rates for each class of financial receivable with similar risk characteristics. While we believe these processes effectively address our exposure for doubtful accounts and credit losses which have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the expected credit loss. We have a contract with a trade credit insurance provider, whereby a portion of our trade receivables are insured. The trade credit insurance provider determines the coverage amount, if any, on a customer-by-customer basis. Based on our trade receivables balance as at December 31, 2024 and 2023, approximately 82% and 93%, respectively, of that balance was covered by the trade credit insurance provider.

At December 31, 2024, we had an allowance for expected credit loss of $0.1 million (2023 - $0.1 million).

Recent Accounting Pronouncements

Please refer to Note 3 to our Consolidated Financial Statements presented elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our financial assets and liabilities consist primarily of cash and cash equivalents, restricted cash, trade and accrued receivables, other receivables, deposits and long-term receivables, accounts payable and accrued liabilities, other liabilities, and long-term debt and accrued interest. We are exposed to market, credit and liquidity risks associated with financial assets and liabilities. We currently do not use financial derivatives to reduce exposures from changes in foreign exchange rates, commodity prices, or interest rates. We do not hold or use any derivative instruments for trading or speculative purposes. Our Board of Directors has responsibility for the establishment and approval of overall risk management policies, including those related to financial instruments. Management performs continuous assessments to ensure that all significant risks related to financial instruments are reviewed and addressed in light of changes to market conditions and operating activities.

Credit risk

Our principal financial assets are cash and cash equivalents, trade and accrued receivables, other receivables and deposits.

Our credit risk is primarily concentrated in our trade and accrued receivables as we do not believe that we are exposed to any significant credit risk related to our cash and cash equivalents and prepaid expenses. The amounts disclosed in the consolidated balance sheet for trade and accrued receivables and other receivables are net of allowances for doubtful accounts. Allowances are provided for the Company’s current estimate of all expected credit losses using the lifetime expected credit loss model. As at December 31, 2024 and 2023, our allowance was $0.1 million. In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial well-being of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At December 31, 2024, approximately 82% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, that have arisen since April 1, 2020, when the trade credit insurance became effective. Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. No single Construction Partner accounted for greater than 10% of revenue in 2024 (2023- one). In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

Market risk

Market risk is the risk that changes in market prices, such as interest rates and foreign currency exchange rates, will affect our income or the value of the financial instruments held.

Foreign exchange risk

The majority (approximately 85% to 90%) of our revenue is collected in U.S. dollars, and approximately 40% of our costs are also incurred in U.S. dollars. Most other revenue and costs are denominated in Canadian dollars. As a result, we are exposed to fluctuations in the U.S. dollar against the Canadian dollar, which could have a positive or negative impact on our revenue and costs. The recent strengthening of the U.S. dollar versus the Canadian dollar in 2024 has had a positive impact on results.

Our financial instruments are exposed primarily to fluctuations in the Canadian dollar. The following table details our exposure to currency risk at the reporting dates and a sensitivity analysis to changes in currency. The sensitivity analysis includes Canadian dollar-denominated monetary items and adjusts their translation at period end for their respective change in the Canadian dollar. For the respective weakening of the Canadian dollar, there would be an equal and opposite impact on net income (loss) and comprehensive income (loss).

			Effect of net
			income and
			comprehensive
			income for the
	Amount	Change in	year ended
	(C$ in thousands)	Currency (%)	December 31, 2024
Cash and cash equivalents	4,387	10%	439
Trade and accrued receivables	5,593	10%	559
Other receivables	481	10%	48
Other assets	333	10%	33
Accounts payable and accrued liabilities	15,659	10%	1,566
Other liabilities	3,342	10%	334
Current portion of long-term debt and accrued interest	113	10%	11
Long-term debt	31,231	10%	3,123
Total	61,139	10%	6,113

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

Interest rate risk

In February 2021, we entered into the RBC Facility which was extended on February 9, 2023 under the Extended RBC Facility. On February 9, 2024, the Company extended the Extended RBC Facility under the Second Extended RBC Facility. The Second Extended RBC Facility has a maximum borrowing base of C$15 million and a one-year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case, plus 200 basis points. On February 20, 2025, the Company entered into the Fourth Extended RBC Facility. The Fourth Extended RBC Facility is subject to the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million and matures on November 30, 2025. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. We did not draw on the facilities during 2022, 2023 or 2024 and were, therefore not exposed to any interest rate risk.

The Company’s Leasing Facilities and Debentures bear interest at fixed interest rates and are therefore not subject to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DIRTT Environmental Solutions Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DIRTT Environmental Solutions Ltd. and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (SEC) and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contracts with Customers – Product Sales

As described in Notes 2 and 20 to the consolidated financial statements, the Company’s revenue recognized from product sales was $153 million for the year ended December 31, 2024. The Company recognizes revenue upon transfer of control of promised goods to customers at the transaction price, an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company’s main performance obligation to customers is the delivery of products in accordance with purchase orders. Each purchase order defines the transaction price for the products purchased under the arrangement. The Company’s standard sales terms are Free On Board shipping point.

The principal consideration for our determination that performing procedures relating to revenue from contracts with customers is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, bills of lading and subsequent cash receipts; and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, bills of lading and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Calgary, Alberta, Canada

February 26, 2025

We have served as the Company’s auditor since 2017, which includes periods before the Company became subject to SEC reporting requirements.

DIRTT Environmental Solutions Ltd.

Consolidated Balance Sheets

(Stated in thousands of U.S. dollars)

	As at December 31,	As at December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	29,288	24,744
Restricted cash	243	355
Trade and accrued receivables, net of expected credit losses of $0.1 million at December 31, 2024 and at December 31, 2023	19,494	15,787
Other receivables	416	484
Inventory	15,109	16,577
Prepaids and other current assets	2,609	4,023
Assets held for sale	-	1,555
Total Current Assets	67,159	63,525
Property, plant and equipment, net	20,199	25,077
Capitalized software, net	2,548	2,450
Operating lease right-of-use assets, net	25,369	29,813
Other assets	2,945	3,452
Total Assets	118,220	124,317
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	16,352	19,880
Other liabilities	3,217	2,482
Customer deposits and deferred revenue	4,028	5,290
Current portion of long-term debt and accrued interest	359	841
Current portion of lease liabilities	5,619	5,255
Total Current Liabilities	29,575	33,748
Long-term debt	21,993	55,267
Long-term lease liabilities	24,062	28,201
Total Liabilities	75,630	117,216
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 193,605,237 issued and outstanding at December 31, 2024 and 105,377,667 issued and outstanding at December 31, 2023	219,023	196,128
Additional paid-in capital	8,206	7,954
Accumulated other comprehensive loss	(18,541)	(16,125)
Accumulated deficit	(166,098)	(180,856)
Total Shareholders’ Equity	42,590	7,101
Total Liabilities and Shareholders’ Equity	118,220	124,317

Refer to Note 2 for policy on Common Shares.

Refer to Note 22 for Commitments.

Refer to Note 25 for Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Stated in thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2024	2023	2022
Product revenue	169,660	176,919	166,256
Service revenue	4,653	5,012	5,905
Total revenue	174,313	181,931	172,161

Product cost of sales	107,468	119,728	140,058
Service cost of sales	2,470	2,661	3,943
Total cost of sales	109,938	122,389	144,001
Gross profit	64,375	59,542	28,160

Expenses
Sales and marketing	22,938	25,235	26,950
General and administrative	19,903	21,655	25,462
Operations support	7,438	7,832	9,498
Technology and development	5,262	5,820	7,555
Stock-based compensation	2,965	2,306	4,277
Reorganization	1,113	3,009	13,461
Impairment charge on Rock Hill Facility	530	8,716	-
Related party expense	-	1,524	-
Total operating expenses	60,149	76,097	87,203

Operating income (loss)	4,226	(16,555)	(59,043)
Gain on extinguishment of convertible debt	10,426	-	-
Foreign exchange gain (loss)	2,974	(626)	1,445
Interest income	1,587	490	51
Interest expense	(3,995)	(4,927)	(5,160)
Government subsidies	-	236	7,765
Gain on sale of software and patents	-	7,130	-
	10,992	2,303	4,101
Net income (loss) before tax	15,218	(14,252)	(54,942)
Income taxes
Current and deferred income tax expense	448	332	21
	448	332	21
Net income (loss) after tax	14,770	(14,584)	(54,963)

Net income (loss) per share
Net income (loss) per share - basic	0.08	(0.13)	(0.55)
Net income (loss) per share - diluted	0.07	(0.13)	(0.55)

Weighted average number of shares outstanding (in thousands)
Basic	190,542	116,135	99,826
Diluted	240,239	116,135	99,826

Refer to Note 24 for Related Party Transactions included in this statement.

The prior year comparatives have been revised in line with current year presentation - refer to Earnings per share in Note 19.

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statement of Comprehensive Income (Loss)

(Stated in thousands of U.S. dollars)

	For the Year Ended December 31,
	2024	2023	2022
Net income (loss) after tax for the period	14,770	(14,584)	(54,963)
Exchange differences on translation of foreign operations	(2,416)	(19)	(190)
Comprehensive income (loss) for the period	12,354	(14,603)	(55,153)

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2021	85,345,433	181,782	13,200	(15,916)	(111,300)	67,766
Stock-based compensation	-	-	3,943	-	-	3,943
Issued on vesting of RSUs and Share Awards	3,149,061	7,088	(7,088)	-	-	-
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(1,032)	-	(9)	(1,041)
Issued for employee share purchase plan	720,901	296	-	-	-	296
Issued on private placement	8,667,449	2,181	-	-	-	2,181
Foreign currency translation adjustment	-	-	-	(190)	-	(190)
Net loss for the year	-	-	-	-	(54,963)	(54,963)
As at December 31, 2022	97,882,844	191,347	9,023	(16,106)	(166,272)	17,992
Stock-based compensation	-	-	1,713	-	-	1,713
Issued on vesting of RSUs and Share Awards	1,886,868	2,756	(2,756)	-	-	-
Issued for employee share purchase plan	1,708,210	502	-	-	-	502
Issued to settle related party debt	3,899,745	1,523	-	-	-	1,523
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(26)	-	-	(26)
Foreign currency translation adjustment	-	-	-	(19)	-	(19)
Net loss for the year	-	-	-	-	(14,584)	(14,584)
As at December 31, 2023	105,377,667	196,128	7,954	(16,125)	(180,856)	7,101
Stock-based compensation	-	-	1,532	-	-	1,532
Issued on vesting of RSUs	1,363,328	1,124	(1,124)	-	-	-
Issued on Rights Offering	85,714,285	21,272	-	-	-	21,272
RSUs withheld to settle employee tax obligations	-	-	(162)	-	(12)	(174)
Issued for employee share purchase plan	1,208,435	544	-	-	-	544
Cancelled from Normal Course Issuer Bid	(58,478)	(45)	6	-	-	(39)
Foreign currency translation adjustment	-	-	-	(2,416)	-	(2,416)
Net income for the year	-	-	-	-	14,770	14,770
As at December 31, 2024	193,605,237	219,023	8,206	(18,541)	(166,098)	42,590

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Cash Flows

(Stated in thousands of U.S. dollars)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss) for the period	14,770	(14,584)	(54,963)
Adjustments:
Depreciation and amortization	6,575	8,934	15,119
Impairment charge on Rock Hill Facility	530	8,716	-
Stock-based compensation	2,965	2,306	3,342
Foreign exchange loss (gain)	(3,152)	1,099	(1,813)
Gain on extinguishment of convertible debt	(10,426)	-	-
Gain on sale of software and patents	-	(7,130)	-
Accretion of convertible debentures	1,491	698	676
Loss (gain) on disposal	422	153	(133)
Changes in operating assets and liabilities:
Trade and accrued receivables	(4,005)	(1,833)	(179)
Other receivables	113	7,406	(4,432)
Inventory	447	5,961	(4,716)
Prepaid and other assets, current and long term	1,215	474	129
Accounts payable and accrued liabilities	(2,742)	2,137	260
Other liabilities	(12)	(421)	(109)
Customer deposits and deferred revenue	(1,240)	243	2,477
Current portion of long-term debt and accrued interest	(437)	(40)	(149)
Lease liabilities	830	702	231
Net cash flows (used in) provided by operating activities	7,344	14,821	(44,260)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(1,400)	(1,242)	(2,394)
Capitalized software development expenditures	(1,636)	(1,794)	(1,677)
Other asset expenditures	(153)	(398)	(443)
Recovery of software development expenditures	249	127	263
Proceeds on sale of property, plant, and equipment	15	14	227
Proceeds on sale of assets held for sale	1,025	-	-
Proceeds on sale of software and patents	-	10,950	-
Net cash flows (used in) provided by investing activities	(1,900)	7,657	(4,024)
Cash flows from financing activities:
Repayment of long-term debt	(21,486)	(11,579)	(2,470)
Net proceeds received from Rights Offering	21,272	-	-
Employee tax payments on vesting of RSUs	(162)	(26)	(1,041)
Common share repurchase	(39)	-	-
Proceeds issued on private placement	-	-	1,990
Proceeds received on long-term debt	-	-	647
Net cash flows used in financing activities	(415)	(11,605)	(874)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(597)	(13)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,432	10,860	(49,169)
Cash, cash equivalents and restricted cash, beginning of period	25,099	14,239	63,408
Cash, cash equivalents and restricted cash, end of period	29,531	25,099	14,239
Supplemental disclosure of cash flow information:
Interest paid	(2,874)	(3,977)	(4,423)
Income taxes received (paid)	(754)	4	3,212

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within
the consolidated balance sheets.	For the year ended December 31,
	2024	2023	2022
Cash and cash equivalents	29,288	24,744	10,821
Restricted cash	243	355	3,418
Total cash, cash equivalents and restricted cash	29,531	25,099	14,239

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
•
Estimates of inventory obsolescence based on slow moving inventory items;
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

Segments

Management has determined that DIRTT has one operating segment. The Company’s chief executive officer, president and chief operating officer, and chief financial officer, who are DIRTT’s chief operating decision makers, review financial information on a consolidated and aggregate basis, together with certain operating metrics principally, to make decisions about how to allocate resources and to measure the Company’s performance.

Foreign currency translation

DIRTT Environmental Solutions Ltd. is a Canadian company and its functional currency is the Canadian dollar. DIRTT’s wholly owned subsidiary, DIRTT Environmental Solutions Inc., is domiciled in the United States and its functional currency is the U.S. dollar.

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

The accounts of the Company’s U.S. dollar subsidiary is translated into Canadian dollars, and the Financial Statements are translated into U.S. dollars for financial statement presentation. Assets and liabilities are translated using year-end exchange rates, and revenues, expenses, gains and losses are translated using average monthly exchange rates. Foreign exchange gains and losses arising from the translation of the Company’s assets and liabilities are included in “comprehensive income (loss) for the year”.

Cash and cash equivalents and restricted cash

Cash and cash equivalents include cash on hand held at banks and cash equivalents, which are defined as highly liquid investments with original maturities of three months or less. Restricted cash is a reserve account not available for immediate or general business use and is required as collateral to commercial credit cards or when certain requirements are not met under the terms of the Company’s senior secured credit facility (as defined in Note 14).

Trade and other receivables, net of expected credit losses

Accounts receivable are recorded at the invoiced amount, do not require collateral and do not bear interest. The Company estimates its allowance for doubtful accounts using the current expected credit loss methodology, which is designed to capture the Company’s current estimate of all expected credit losses.

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

The Company’s Leasing Facilities (as defined in Note 14) are accounted for as finance leases as ownership of the equipment is expected to return to the Company at the end of the lease term. These transactions are not accounted for as a sale of the underlying equipment as the Company continues to control the equipment.

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

Depreciation is charged to the consolidated statement of operations on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s property, plant and equipment are as follows:

Building	25 years
Manufacturing equipment	10 years
Leasehold improvements	Over term of lease (1 to 13 years)
Office equipment	5 years
Tooling and prototypes	4 years
Computer equipment	3 years
Vehicles	3 years

When assets are disposed of or retired, the cost and accumulated depreciation and impairment losses are removed from the respective accounts and any resulting gain or loss is reflected in operating expenses.

Capitalized software costs

The Company capitalizes costs related to internally developed software during the application development stage when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project, and (iii) it is probable that the project will be completed and performed as intended. Capitalized costs include costs of personnel and related expenses for employees and third parties directly attributable to the projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements are also capitalized. Costs related to preliminary project activities and post implementation activities, including training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the developed asset, which is five years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets.

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

The Company’s standard sales terms are Free On Board shipping point, which comprise the majority of sales. The Company usually requires a 50% progress payment on receipt of certain orders, excluding certain government orders or in some special contractual situations. Customer deposits received are recognized as a liability on the balance sheet until revenue recognition criteria is met. At the point of shipment, the customer is generally required to pay the balance of the sales price within 30 days. The Company’s sales arrangements do not have any material financing components. In addition, the Company’s customer arrangements do not produce contract assets that are material to its consolidated financial statements.

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

Stock-based compensation

The Company follows the fair value-based approach to account for options, share awards and restricted share units (“RSUs”). Compensation expense and an increase in “Additional paid-in capital” are recognized for options and RSUs over their vesting period based on their estimated fair values on the grant date, as determined using the Black-Scholes option pricing model for the majority of options and the market value of the Company’s common shares on the grant date for share awards and RSUs. Certain executive RSUs have performance conditions and are valued using a Monte Carlo model.

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

The Company measures the DSUs granted under the 2023 and 2024 LTIP (the “New DSUs”) using the closing price of the Company’s common shares on the grant date as the present intention is to settle the New DSUs in equity. This is recognized as an increase to stock-based compensation and the corresponding liability on the balance sheet.

Technology and development expenditures

Technology and development expenses are comprised primarily of salaries and benefits associated with the Company’s product and software development personnel which do not qualify for capitalization. These costs are expensed as incurred and exclude certain information technology costs used in operations which are classified as general and administrative costs.

Government subsidies

The Company accounts for government subsidies on an accrual basis when the conditions for eligibility are met. The Company has adopted an accounting policy to present government subsidies as other income. The nature, significant terms and conditions of government subsidies are disclosed in the Financial Statements.

Common shares

In lieu of a par value for common shares, the Company has elected to calculate any cancellation of common shares using the stated value of shares. The excess of purchase cost over stated value of shares cancelled upon repurchase will be recorded as additional paid-in capital.

Earnings per share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year and adjusted for any change in capital structure events triggering retroactive changes to weighted average number of common shares outstanding. Diluted earnings per share is calculated using the treasury stock method for determining the dilutive impact of stock options, RSUs, PSUs, PRSUs and New DSUs. The Company follows the “if converted” method for accounting for the impact of convertible debentures on net income (loss) per share, whereby interest charges applicable to the convertible debentures are added to the numerator and the convertible debentures are assumed to have been converted at the beginning of the period (or time of issuance, if later), and the resulting common shares are added to the denominator.

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

3. ADOPTION OF NEW ACCOUNTING STANDARDS AND RECENT PRONOUNCEMENTS ISSUED

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance was effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025.

On December 14, 2023, the FASB issued Accounting Standards Update No. 2023-09, “Improvements to Income Tax Disclosures” (the “ASU-2023-09”) further disaggregated information on an entity’s tax rate reconciliation and income taxes paid. The amendments in ASU-2023-09 are effective for fiscal years beginning after December 15, 2024, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this standard and expects the impact to be limited to disclosures.

On November 5, 2024, the FASB issued Accounting Standards Update No. 2024-03, “Disaggregation of Income Statement Expenses” (the “ASU-2024-03”) which requires further disaggregated information on an entity’s types of expenses presented to better understand the components of an entity’s expense captions. The amendments within ASU-2024-03 are effective for annual reporting periods starting December 15, 2026, and interim periods beginning after December 15, 2027, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this standard and expects the impact to be limited to disclosures.

On November 27, 2024, the FASB issued Accounting Standards Update No. 2024-04, “Induced Conversions of Convertible Debt Instruments” (the “ASU-2024-04”) which requires discussing an entity’s assessment of induced conversion and debt extinguishment of convertible debt instruments. The amendments in ASU-2024-04 are effective for fiscal years beginning after December 15, 2025, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this standard.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its Financial Statements.

4. GOVERNMENT SUBSIDIES

In the United States, the Employee Retention Credit (“ERC”) was established by Section 2301 of the Coronavirus Aid, Relief, and Economic Security Act to provide an incentive for employers to keep their employees on their payroll during COVID-19 closures. The ERC is a refundable payroll tax credit based on qualified wages paid by an eligible employer between March 12, 2020, and October 1, 2021, for companies experiencing a significant decline in gross receipts during a calendar quarter or having operations fully or partially suspended during the quarter due to COVID-19. During the third quarter of 2022, the Company determined it was eligible for the ERC for the first three quarters of 2021 and filed a claim for $7.3 million in payroll tax credits ($7.1 million net of expenses). As at December 31, 2023, the $7.3 million of these claimed credits (plus an additional $0.2 million of interest) were received.

For the twelve months ended December 31, 2024, no government subsidies were claimed or received.

5. REORGANIZATION AND ASSETS HELD FOR SALE

The Company had undertaken a number of reorganization initiatives beginning in 2022. In the year ended December 31, 2024, there were no new initiatives.

Closure of Phoenix Aluminum Manufacturing Facility (the “Phoenix Facility”)

On February 22, 2022, we commenced the process of closing our Phoenix Facility, shifting related manufacturing to both our Savannah and Calgary aluminum manufacturing facilities. The closure of the Phoenix Facility was substantially completed in the second quarter of 2022. The Company entered into a sublease arrangement during the second quarter of 2022, commencing July 1, 2022, which exceeds the contractual lease commitments under the Right of Use assets. During the year ended December 31, 2024, the Company entered into a sublease agreement for the Phoenix Facility that commenced on October 1, 2024 and terminates on March 24, 2027.

Workforce Reductions, Board and Management Changes

In February and July of 2022, we announced our intention to eliminate a portion of our salaried workforce, including manufacturing and office positions, along with other cost reduction initiatives. The Company’s Board of Directors was reconstituted following a proxy contest in April 2022, which was deemed a change of control under the Company’s insurance policy resulting in additional insurance expenditures. Further, the Company made changes to several executive officer roles during the year ended December 31, 2022. During the year ended December 31, 2023, we continued to review costs, resulting in the elimination of additional salaried positions in the second and third quarters of 2023. These actions resulted in the Company incurring certain one-time termination costs. During the year ended December 31, 2024, no termination costs related to restructuring were incurred.

Temporary Suspension of Operations and Subsequent Closure at the Rock Hill Facility

On August 23, 2022, we announced the temporary suspension of operations at our Rock Hill Facility, shifting related manufacturing to our Calgary manufacturing facility. Costs associated with this idle facility, included in costs of sales, were $1.7 million for the year ended December 31, 2024 (2023 - $2.0 million).

On September 27, 2023, we announced our intention to permanently close the Rock Hill Facility. We have moved certain assets to our other facilities and disposed of the remaining assets. The assets disposed of were reclassified and measured as assets held for sale (see table below) as at December 31, 2023. As a result of this decision, we incurred $8.7 million of impairment charges associated with the transfer of assets from held for use to held for sale. During the year ended December 31, 2024, all assets have been moved out of the facility and are in the process of being set up at our other facilities. The Company will continue to maintain the Rock Hill Facility building lease and is pursuing a sublease arrangement. Based on prevailing market prices in the area, no impairment indicators exist as at December 31, 2024 for the Right of Use asset of $6.2 million and the related leasehold improvements of $2.5 million.

Reorganization costs incurred related to the above-mentioned initiatives:

	For the year ended December 31,
	2024	2023	2022
Termination benefits	-	2,162	7,042
Insurance costs on change of control	-	-	3,691
Phoenix facility closure	-	99	756
Professional Services	-	-	1,021
Rock Hill Facility temporary suspension and closure of operations	1,101	295	129
Other costs	12	453	822
Total reorganization costs	1,113	3,009	13,461

Reorganization costs in accounts payable and accrued liabilities at January 1, 2024	596
Reorganization expense	1,113
Reorganization costs paid	(1,592)
Reorganization costs in accounts payable and accrued liabilities at December 31, 2024	117

Of the $0.1 million reorganization costs in accounts payable and accrued liabilities as at December 31, 2024 (December 31, 2023 - $0.6 million), $0.07 million relates to termination benefits (December 31, 2023 - $0.5 million) and $0.03 million relates to Rock Hill Facility reorganization costs (December 31, 2023 - $0.1 million). The Company has moved the remaining assets at the Rock Hill Facility to other operating locations.

Assets held for sale

Assets classified as held for sale as at December 31, 2023, of $1.6 million consisted of manufacturing equipment previously used in the Rock Hill Facility (refer to Note 11). As part of the decision to permanently close the Rock Hill Facility, $10.3 million of assets were assessed against the assets held for sale criteria and reclassified from property, plant and equipment to assets held for sale in the third quarter of 2023. The assets were measured at the lower of the net book value versus the fair value less cost to sell resulting in an impairment charge of $8.7 million. During the three months ended March 31, 2024, $1.0 million of the assets held for sale were sold. At March 31, 2024, the assets held for sale balance was reduced from $0.5 million to $nil, resulting in a $0.5 million impairment charge for the first quarter as we were not able to determine the likelihood of a sale based on the market interest at that time. These assets were subsequently disposed.

	As at December 31,
	2024	2023
Assets held for sale, opening	1,555	-
Proceeds from sale of assets held for sale	(1,025)	-
Impairment charge on reassessment	(530)	(8,716)
Net book value transferred from property, plant and equipment	-	10,271
Assets held for sale, ending	-	1,555

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

These costs were included in cost of sales:

	For the Year Ended December 31,
	2024	2023	2022
Provision for inventory of discontinued product lines	-	-	1,035
Accelerated amortization associated with product line discontinuation	-	-	1,019
Accelerated depreciation and amortization associated with closure of the Phoenix Facility	-	-	1,054
Incremental cost of sales	-	-	3,108

6. GAIN ON SALE OF SOFTWARE AND PATENTS

There were no sales of software and patents during the year ended December 31, 2024.

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

The $11.0 million of proceeds on the sale of the 50% interest in the Applicable ICE code, pursuant to the Co-Ownership Agreement, during 2023. In accordance with GAAP, the proceeds were first applied to the net book value of the related costs of software of $2.9 million and patents (other assets) of $0.9 million. The residual amount of $7.1 million was recognized as a gain in the consolidated statement of operations. Further, $1.8 million was received during 2023 as a prepayment under the ARMSA, which was recognized into revenue during 2023 and the first quarter of 2024. Part of the proceeds of this transaction were used to settle one of our equipment leases of $1.6 million and resulted in the release of $0.4 million of restricted cash during 2023 (refer to Note 14).

7. GAIN ON EXTINGUISHMENT OF CONVERTIBLE DEBENTURES

On February 15, 2024, the Company commenced a substantial issuer bid and tender offer (the “Issuer Bid”) pursuant to which the Company offered to repurchase for cancellation: (i) up to C$6.0 million principal amount of its issued and outstanding January Debentures (as defined in Note 14) at a purchase price of C$720 per C$1,000 principal amount of January Debentures, and (ii) up to C$9.0 million principal amount of its issued and outstanding December Debentures (as defined in Note 14), at a purchase price of C$600 per C$1,000 principal amount of December Debentures.

C$4.7 million ($3.5 million) aggregate principal amount of the January Debentures and C$5.8 million ($4.3 million) aggregate principal amount of December Debentures were validly deposited and not withdrawn at the expiration of the Issuer Bid on March 22, 2024, representing approximately 11.66% of the January Debentures and 16.50% of the December Debentures issued and outstanding at that time. The Company took up all the Debentures (as defined in Note 14) tendered pursuant to the Issuer Bid for aggregate consideration of C$7.0 million ($5.2 million) (comprised of C$6.9 million ($5.1 million) repayment on principal and interest of C$0.1 million ($0.1 million)).

On August 2, 2024, the Company entered into a Convertible Debenture Repurchase Agreement with 22NW Fund, LP (“22NW”), pursuant to which the Company purchased for cancellation an aggregate of C$18,915,000 principal amount of the January Debentures at a purchase price of C$684.58 per C$1,000 principal amount of January Debentures and C$13,638,000 principal amount of the December Debentures at a purchase price of C$665.64 per C$1,000 principal amount of December Debentures, for an aggregate purchase price of C$22,104,591.45, inclusive of a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures were purchased by the Company (the “Debenture Repurchase”). The Debenture Repurchase closed on August 2, 2024. The purchase price of each series of Debentures (excluding the cash payment for accrued and unpaid interest) represented a discount of approximately 4% to the average trading price of the applicable series of Debentures on the Toronto Stock Exchange (the “TSX”) for the 20 trading days preceding August 2, 2024. Following the Debenture Repurchase, C$16.6 million ($12.0 million) principal amount of the January Debentures and C$15.6 million ($11.2 million) principal amount of the December Debentures remained outstanding and 22NW no longer holds any Debentures.

On August 28, 2024, the Company commenced the Debentures NCIB, which will terminate no later than August 27, 2025. Under the Debentures NCIB, DIRTT is permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. As at December 31, 2024, C$0.3 million ($0.2 million) and C$0.01 million ($0.01 million) principal amounts of the December Debentures and January Debentures, respectively, were acquired through the Debentures NCIB.

In accordance with GAAP, it was determined that the C$29.2 million ($21.4 million) repayment on convertible debt through the Issuer Bid, the Debenture Repurchase, and the Debentures NCIB, triggered an extinguishment of C$43.4 million ($31.8 million) of principal amount of debt. The gain on extinguishment of $10.4 million for the year ended December 31, 2024, was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs of C$1.2 million ($0.9 million) (refer to Note 14).

8. LEASES

The Company leases office and factory space under various operating leases. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company gives consideration to instruments with similar characteristics when calculating its incremental borrowing rate. The Company’s operating leases have remaining lease terms of 1 year to 13 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The weighted average remaining lease term and weighted average discount rate at December 31, 2024, was eight years (2023 - nine years) and 7.1% (2023 – 6.3%), respectively.

The Company entered into a sublease arrangement for part of the Phoenix Facility during the second quarter of 2022, commencing July 1, 2022. The Company entered in to an additional sublease arrangement for the remaining part of the Phoenix Facility during the third quarter of 2024, commencing October 1, 2024. Additionally, the Company entered into a sublease agreement for the Plano DXC to one of our Construction Partners in that region, in which the subtenant has assumed responsibility for all monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through December 31, 2024. The Plano sublease agreement was extended for an additional four years, through October 31, 2028.

The following table includes ROU assets included on the balance sheet at December 31, 2024 and 2023:

	ROU Assets
	Cost	Accumulated depreciation	Net book value
At January 1, 2023	48,061	(17,571)	30,490
Disposals	(2,667)	2,308	(359)
Modifications	3,866	(196)	3,670
Depreciation expense	-	(4,312)	(4,312)
Exchange differences	596	(272)	324
At December 31, 2023	49,856	(20,043)	29,813
Disposals	(958)	958	-
Modifications	572	-	572
Depreciation expense	-	(3,945)	(3,945)
Exchange differences	(2,113)	1,042	(1,071)
At December 31, 2024	47,357	(21,988)	25,369

As at December 31, 2024 and 2023 the Company determined that there were no impairment indicators.

The components of the lease cost for the years ended December 31, 2024 and 2023 were as follows:

	For the year ended December 31,
	2024	2023	2022
Operating lease cost (1)
Fixed lease cost	6,069	6,688	6,719
Sublease income	(1,908)	(1,393)	(344)
Total operating lease cost	4,161	5,295	6,375

(1) The lease costs, net of sublease income, are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:
	For the year ended December 31,
	2024	2023	2022
Cost of goods sold	4,183	4,427	4,647
Selling and marketing	269	793	1,356
General and administrative	(304)	(113)	107
Technology and development	13	188	265
Total operating lease cost	4,161	5,295	6,375

The following table includes lease liabilities included on the balance sheet at December 31, 2024 and 2023:

	Lease Liability
	2024	2023
At January 1,	33,456	33,423
Disposals	-	(406)
Modifications	572	3,866
Accretion	2,129	2,272
Repayment of lease liabilities	(5,339)	(5,942)
Exchange differences	(1,137)	243
At December 31,	29,681	33,456
Current lease liabilities	5,619	5,255
Long-term lease liabilities	24,062	28,201

In February 2024, the New York DXC lease reached the end of the lease term.

In April 2024, the Company modified an existing agreement for a Calgary manufacturing facility to extend the leasing term for an additional three years. Undiscounted cash flows associated with this modification are $1.3 million. The rent obligations have been discounted at a rate of 11.57% to determine the lease liability.

The following table includes maturities of operating lease liabilities at December 31, 2024:

2025	5,812
2026	5,303
2027	4,324
2028	4,135
2029	3,771
Thereafter	16,196
Total	39,541
Total lease liability	29,681
Difference between undiscounted cash flows and lease liability	9,860

9. TRADE AND ACCRUED RECEIVABLES

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At December 31, 2024, approximately 83% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the year ended December 31, 2024, no single Construction Partner accounted for greater than 10% of revenue, compared to 2023 in which one Construction Partner accounted for greater than 10% of revenue.

	As at December 31,
	2024	2023
Current	16,677	12,070
Overdue	2,916	3,818
	19,593	15,888
Less: expected credit losses	(99)	(101)
	19,494	15,787

No change to our expected credit loss was required during the year ended December 31, 2024, or December 31, 2023. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

10. INVENTORY

	As at December 31,
	2024	2023
Raw material	14,198	16,787
Allowance for obsolescence	(863)	(1,666)
Work in progress	1,774	1,456
	15,109	16,577

As of December 31, 2024, the Company had $0.9 million (2023 - $1.7 million) provided for inventory that is not expected to be used in future production and the associated expense has been recorded to cost of goods sold. During 2024, the Company wrote off $1.7 million of inventory against the provision (2023 - $1.0 million) and made an additional provision of $1.0 million (2023 - $0.9 million). In addition, the Company recorded direct write offs against inventory of $0.1 million (2023 - $0.5 million). Production overheads capitalized in work in progress were $0.4 million at December 31, 2024 (2023 - $0.2 million).

11. PROPERTY, PLANT AND EQUIPMENT, NET

	Office and computer equipment	Factory equipment	Leasehold improvements	Total
Cost
At December 31, 2022	27,456	66,109	39,763	133,328
Additions	790	320	132	1,242
Disposals	(127)	(375)	(2,186)	(2,688)
Transferred to assets held for sale	-	(13,260)	-	(13,260)
Exchange differences	6	870	619	1,495
At December 31, 2023	28,125	53,664	38,328	120,117
Additions	866	375	159	1,400
Disposals	(1,003)	(4,709)	(2)	(5,714)
Exchange differences	(580)	(3,146)	(1,677)	(5,403)
At December 31, 2024	27,408	46,184	36,808	110,400

Accumulated depreciation and impairment
At December 31, 2022	20,524	38,821	32,461	91,806
Depreciation expense	2,041	3,661	1,824	7,526
Disposals	(127)	(272)	(2,098)	(2,497)
Transferred to assets held for sale	-	(2,989)	-	(2,989)
Exchange differences	124	687	383	1,194
At December 31, 2023	22,562	39,908	32,570	95,040
Depreciation expense	1,778	2,491	1,190	5,459
Disposals	(877)	(4,780)	(2)	(5,659)
Exchange differences	(592)	(2,403)	(1,644)	(4,639)
At December 31, 2024	22,871	35,216	32,114	90,201

Net book value
At December 31, 2023	5,563	13,756	5,758	25,077
At December 31, 2024	4,537	10,968	4,694	20,199

As at December 31, 2024, the Company had $0.4 million of assets in progress of completion which were excluded from assets subject to depreciation (2023 – $0.2 million).

On September 27, 2023, the Company announced its intention to permanently close the Rock Hill Facility in South Carolina. $10.3 million of manufacturing equipment at Rock Hill was transferred to assets held for sale during the year ended December 31, 2023 (refer to Note 5).

As at December 31, 2024 and 2023 the Company determined that there were no impairment indicators warranting an impairment test.

12. CAPITALIZED SOFTWARE, NET

	For the Year Ended December 31,
	2024	2023
Cost
As at January 1	30,252	34,546
Additions	1,636	1,794
Recovery of software development expenditures	(249)	(127)
Disposals	(316)	(6,641)
Exchange differences	(2,481)	680
As at December 31	28,842	30,252
Accumulated amortization
As at January 1	27,802	30,140
Amortization expense	680	840
Disposals	-	(3,766)
Exchange differences	(2,188)	588
As at December 31	26,294	27,802
Net book value	2,548	2,450

The disposal of capitalized software in 2023 with a net book value of $2.9 million, relates to the AWI transaction (refer to Note 6).

Estimated amortization expense on capitalized software is $0.9 million in 2025, $0.8 million in 2026, $0.7 million in 2027, $0.5 million in 2028, and $0.2 million in 2029.

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER LIABILITIES

	As at December 31
	2024	2023
Trade accounts payable	11,243	12,378
Accrued liabilities	2,895	5,500
Wages and commissions payable	1,540	1,688
Rebates accrued(1)	674	314
	16,352	19,880
(1)
In 2024, $1.9 million of rebates were earned (2023 - $2.6 million) and $1.6 million were paid (2023 - $4.4 million).

Other liabilities

	As at December 31
	2024	2023
Warranty and other provisions(1)	849	873
Deferred share unit liability	2,028	1,086
Sublease deposits	206	184
Income taxes payable	-	289
Other equipment lease liability	84	-
Other provisions	50	50
Other liabilities	3,217	2,482

(1)
The following table presents a reconciliation of the warranty provisions balance:

	As at December 31,
	2024	2023
As at January 1,	873	1,278
Additions to warranty provision	640	1,208
Payments related to warranties	(664)	(1,613)
	849	873

14. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance at December 31, 2022	-	11,812	53,623	65,435
Accretion of issue costs	-	-	698	698
Accrued interest	-	526	3,411	3,937
Interest payments	-	(526)	(3,451)	(3,977)
Principal repayments	-	(11,579)	-	(11,579)
Exchange differences	-	251	1,343	1,594
Balance at December 31, 2023	-	484	55,624	56,108
Current portion of long-term debt and accrued interest	-	79	762	841
Long-term debt	-	405	54,862	55,267

Balance at December 31, 2023	-	484	55,624	56,108
Accretion of issue costs	-	-	1,491	1,491
Accrued interest	-	35	2,402	2,437
Interest payments	-	(35)	(2,839)	(2,874)
Principal repayments	-	(78)	(21,408)	(21,486)
Gain on extinguishment	-	-	(10,426)	(10,426)
Exchange differences	-	(33)	(2,865)	(2,898)
Balance at December 31, 2024	-	373	21,979	22,352
Current portion of long-term debt and accrued interest	-	78	281	359
Long-term debt	-	295	21,698	21,993

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

On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15 million and a one-year term. Interest is calculated at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case plus 200 basis points. At December 31, 2024, available borrowings are C$14.4 million ($10.0 million) (December 31, 2023 – C$13.6 million ($10.3 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Second Extended RBC Facility removed the three-month FCCR covenant, which resulted in the release of $0.1 million of restricted cash during 2024 (the Company had $0.4 million restricted cash as at December 31, 2023). On February 11, 2025, the Company extended the Second Extended RBC Facility for a period of two weeks up to February 25, 2025 whilst the Company and RBC completed negotiations.

On February 20, 2025, the Company entered into the Fourth Extended RBC Facility. The Fourth Extended RBC Facility is subject to the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million and matures on November 30, 2025. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. The Fourth Extended RBC Facility also includes a new letter of credit facility guaranteed by the Export Development of Canada of C$5 million. The Company has also entered into a bonding facility with Great Midwest Insurance Company, and any other company that is part of or added to Skyward, which allows access to a $15 million bonding facility subject to an individual maximum of $5 million. Under the terms of the facility with Skyward, any bonds issued will be secured through Letters of Credit issued pursuant to the Fourth Extended RBC Facility.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.1 million) has been drawn and C$3.9 million ($2.7 million) has been repaid, and a $14.0 million equipment leasing facility in the United States of which $13.3 million has been drawn and repaid (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. Refer to Note 5 on the decision to permanently close the Rock Hill Facility. As part of this decision, the Company fully settled the $7.8 million principal balance of the U.S. Leasing Facility in the fourth quarter of 2023. The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, $2.6 million was released from restricted cash.

The Company did not make any draws on the Leasing Facilities during 2024 or 2023. The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures (the “January Debentures”) with a syndicate of underwriters. On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures will mature and be repayable on January 31, 2026 (the “January Debentures Maturity Date”) and accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The January Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. As a result of the Rights Offering (as defined herein) (refer to Note 16), the conversion price of the January Debentures was adjusted to C$4.03 per common share representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures, and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures (refer to Note 7). On August 2, 2024, the Company completed the Debenture Repurchase and repurchased for cancellation C$18.9 million ($14.0 million) principal amount of the January Debentures held by 22NW. On August 26, 2024, the Company announced the Debentures NCIB, which commenced on August 28, 2024. During the fourth quarter of 2024, the Company repurchased for cancellation C$0.01 million ($0.01 million) principal amount of January Debentures as part of the Debentures NCIB. As at December 31, 2024, C$16.6 million ($11.6 million) principal amount of the January Debentures was outstanding.

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures (the “December Debentures” and, collectively with the January Debentures, the “Debentures”) with a syndicate of underwriters. The December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. As a result of the Rights Offering (refer to Note 16), the conversion price of the December Debentures was adjusted to C$3.64 per common share representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures (refer to Note 7). On August 2, 2024, the Company repurchased for cancellation C$13.6 million ($10.1 million) principal amount of December Debentures held by 22NW. On August 26, 2024, the Company announced the Debentures NCIB which commenced on August 28, 2024. During the fourth quarter of 2024, the Company repurchased for cancellation C$0.3 million ($0.2 million) principal amount of December Debentures as part of the Debentures NCIB. As at December 31, 2024, C$15.3 million ($10.6 million) principal amount of the December Debentures was outstanding.

15. INCOME TAXES

Reconciliation of income taxes

The following reconciles income taxes calculated at the Canadian statutory rate with the actual income tax expense. The Canadian statutory rate includes federal and provincial income taxes. This rate was used because Canada is the domicile of the parent entity of the Company.

	For the Year Ended December 31,
	2024	2023	2022
Net income (loss) before tax	15,218	(14,252)	(54,942)
Canadian federal statutory income tax rate	15.0%	15.0%	15.0%
Expected income tax	2,283	(2,138)	(8,241)

Effect on taxes resulting from:
Provincial and state income taxes	1,024	(1,368)	(5,165)
Valuation allowance	(3,809)	4,224	13,590
Non-deductible expenses	176	189	422
Non-deductible stock-based compensation	-	-	23
Tax rate impacts	618	(243)	(665)
Adjustments related to prior year tax filings	156	(332)	57
Income tax expense	448	332	21

Current tax expense	448	332	21
Deferred tax recovery	-	-	-
Income tax expense	448	332	21
Effective income tax rate	2.9%	(2.3)%	0.0%

The provision for income taxes is comprised of federal, state, provincial and foreign taxes based on pre-tax income. In the United States, the CARES Act of 2020 allows, among other provisions, for the recovery of taxes paid over the preceding five years from current year losses.

The Company’s U.S. subsidiary’s result was taxable income for the year ended December 31, 2024. The Company utilized prior year operating losses against this income; however, U.S. tax law does not allow for the full offset of losses against current year taxable income to reduce tax payable to zero. This resulted in current tax payable of $0.4 million in 2024 (2023 - $0.3 million).

Deferred tax assets and liabilities

Significant components of the Company’s deferred tax assets and liabilities as at December 31, 2024 and 2023 were as follows:

	As at December 31, 2024
	Assets	Liabilities	Net
Operating losses	29,134	-	29,134
Research and development expenditures	354	-	354
Property and equipment	-	(2,576)	(2,576)
Capitalized software and other assets	-	(1,187)	(1,187)
Valuation allowance	-	(30,049)	(30,049)
Other	4,324	-	4,324
Net deferred taxes	33,812	(33,812)	-

	As at December 31, 2023
	Assets	Liabilities	Net
Operating losses	35,690	-	35,690
Research and development expenditures	367	-	367
Property and equipment	-	(3,883)	(3,883)
Capitalized software and other assets	-	(1,033)	(1,033)
Valuation allowance	-	(34,529)	(34,529)
Other	3,388	-	3,388
Net deferred taxes	39,445	(39,445)	-

Summary of temporary difference movements during the year:

	Balance	Recognized	Foreign	Balance
	January 1, 2024	in Income	Exchange	December 31, 2024
Operating losses	35,690	(5,771)	(785)	29,134
Research and development expenditures	367	(4)	(9)	354
Property and equipment	(3,883)	1,216	91	(2,576)
Capitalized software and other assets	(1,033)	(168)	14	(1,187)
Valuation allowance	(34,529)	3,809	671	(30,049)
Other	3,388	918	18	4,324
Net deferred taxes	-	-	-	-

	Balance	Recognized	Foreign	Balance
	January 1, 2023	in Income	Exchange	December 31, 2023
Operating losses	33,740	1,431	519	35,690
Research and development expenditures	336	22	9	367
Property and equipment	(6,017)	2,182	(48)	(3,883)
Capitalized software and other assets	(1,599)	583	(17)	(1,033)
Valuation allowance	(29,812)	(4,224)	(493)	(34,529)
Other	3,352	6	30	3,388
Net deferred taxes	-	-	-	-

For the year ended December 31, 2024, the Company recorded valuation allowances of $3.8 million against deferred tax assets incurred during the year. A valuation allowance is recognized to the extent that it is more likely than not that the deferred tax assets will not be realized (2023 – $4.2 million).

On an annual basis, the Company and its subsidiary file tax returns in Canada and various foreign jurisdictions. In Canada, the Company’s federal and provincial tax returns for the years 2020 to 2023 remain subject to examination by taxation authorities. In the United States, both the federal and state tax returns filed for the years 2019 to 2023 remain subject to examination by the taxation authorities.

Tax loss carryforwards and other tax pools

The significant components of the Company’s net future income tax deductions in these consolidated financial statements are summarized as follows:

	2024	2023	2024	2023
	C$	C$	$	$
Non-capital loss carry-forwards	86,108	114,119	51,312	55,469
Undepreciated capital costs	5,637	3,903	2,815	5,626
Share issuance costs	2,444	2,454	-	-
Scientific research and experimental development tax incentives	1,971	1,971	-	-
Total future tax deductions	96,160	122,447	54,127	61,095

16. RIGHTS OFFERING

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

17. STOCK-BASED COMPENSATION

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

In May 2023, shareholders approved the DIRTT Environmental Solutions Ltd. Amended and Restated Long-Term Incentive Plan (the “2023 LTIP”) at the annual and special meeting of shareholders. The 2023 LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, deferred share units, restricted shares, dividend equivalent rights, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the 2023 LTIP, the sum of (i) 12,350,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Stock Option Plan that, following May 30, 2023, expire or are cancelled or terminated without having been exercised in full, were reserved for issuance under the 2023 LTIP. Upon vesting of certain LTIP awards, the Company may withhold and sell shares as a means of meeting DIRTT’s tax withholding requirements in respect of the withholding tax remittances required in respect of award holders. To the extent the fair value of the withheld shares upon vesting exceeds the grant date fair value of the instrument, the excess amount is credited to retained earnings or deficit.

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

Stock-based compensation expense

	For the Year Ended December 31,
	2024	2023	2022
Equity-settled awards	2,466	2,331	3,943
Cash-settled awards	499	(25)	334
	2,965	2,306	4,277

The following summarizes RSUs, PRSUs (as defined herein), share awards, PSUs and DSUs activity during the periods:

	RSU Time-	RSU Performance-	Share
	Based	Based	Awards	PSU	DSU
	Number of	Number of	Number of	Number of	Number of
	units	units	units	units	units
Outstanding at December 31, 2022	1,885,337	343,919	-	-	1,165,319
Granted	3,599,500	-	522,883	2,584,161	2,276,731
Vested or settled	(1,105,225)	(258,760)	(522,883)	-	(355,878)
Withheld to settle employee tax obligations	(64,230)	-	-	-	-
Forfeited or expired	(784,818)	(21,130)	-	(738,553)	-
Outstanding at December 31, 2023	3,530,564	64,029	-	1,845,608	3,086,172
Granted	8,612,553	-	-	-	1,689,028
Vested or settled	(1,350,754)	(12,574)	-	-	(741,306)
Withheld to settle employee tax obligations	(351,672)	-	-	-	-
Forfeited or expired	(179,900)	(6,278)	-	-	-
Outstanding at December 31, 2024	10,260,791	45,177	-	1,845,608	4,033,894

Restricted share units (time-based vesting)

Except as noted below, outstanding restricted share units (“RSUs”) that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant. At the end of a three-year term, the associated RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in 2024 and 2023 was C$0.68 and C$0.46, respectively, which was determined using the closing price of the Company’s common shares on their respective grant dates. During 2023, 150,000 RSUs were granted to each of the chief executive officer, president and chief operating officer and chief financial officer which vested in the first and third quarters of 2024.

During the third quarter of 2024, certain of the Company’s executives were issued (i) 5 million RSUs which will cliff vest on August 14, 2026 and (ii) 975,000 RSUs, one-third of which will vest every year over a three-year period from the date of grant, in each case such vesting is generally subject to continued employment. Once vested, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted was C$0.75, which was determined using the closing price of the Company’s common shares on the grant date.

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

In the first quarter of 2023, 36,254 Share Awards were issued to a consultant as compensation for services rendered. During the second quarter of 2023, certain executives were issued Share Awards in lieu of cash paid variable incentive compensation. These Share Awards vested upon grant. The fair value of the Share Awards granted was C$0.49 ($0.34), which was determined using the closing price of the Company’s common shares on the grant date. There were no Share Awards granted or vested during 2024.

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through performance share units (“PSUs”). The performance period of the PSUs is from January 1, 2023, to December 31, 2026, with a cliff vesting term for December 31, 2026. 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of December 31, 2024, the fair value of these PSUs have been deemed to be nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023, 738,553 PSUs with a $nil value were forfeited as a result of an executive departure and 1,845,608 PSUs with a $nil value are outstanding as at December 31, 2024.

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in the statement of operations and comprehensive income (loss) for the period. The weighted average fair value of the DSUs granted in 2023 was C$0.63 ($0.47), which was determined using the closing price of the Company’s common shares on the grant date. DSUs outstanding at December 31, 2024, had a fair value of $0.7 million which is included in other liabilities on the balance sheet (2023 – $0.5 million).

Granted under the 2023 and 2024 LTIP

DSUs granted after May 30, 2023, (the “New DSUs”) will be settled by way of the provision of cash or shares (or a combination thereof) to the Directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the New DSUs granted in 2024 and 2023 was C$0.69 ($0.50) and C$0.46 ($0.34), respectively, which was determined using the closing price of the Company’s common shares on the grant date. New DSUs outstanding at December 31, 2024, had a fair value of $1.3 million which is included in other liabilities on the balance sheet (2023 – $0.6 million).

Options

The following summarizes options granted, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2022	1,480,069	7.03
Forfeited	(1,006,935)	7.00
Expired	(263,725)	$6.46
Outstanding and exercisable at December 31, 2023	209,409	7.71
Forfeited	(2,000)	7.84
Expired	(207,409)	7.70
Outstanding and exercisable at December 31, 2024	-	-

Range of exercise prices outstanding at December 31, 2023:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$6.01 – C$7.00	16,350	0.71	$6.12	16,350	0.71	$6.12
C$7.01 – C$8.00	193,059	0.38	$7.84	193,059	0.38	$7.84
Total	209,409			209,409

As at December 31, 2024, the Company had no outstanding options.

Dilutive instruments

For the year ended December 31, 2024, 2.3 million RSUs and PRSUs, 2.0 million New DSUs and 45.1 million shares which would have been issued if the principal amount of the Debentures were settled in common shares at the year-end price were included in the diluted earnings per share calculation. 1.8 million PSUs and 0.2 million RSUs and PRSUs were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net income per share.

For the years ended December 31, 2023 and 2022, 1.8 million and nil PSUs, 3.6 million and 2.2 million RSUs and PRSUs, 0.2 million and 1.5 million options, 1.8 million and nil New DSUs and 156.8 million and 109.1 million shares would be issued if the principal amount of the Debentures were settled in our common shares at the year-end share price were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net loss per share.

18. SHARE REPURCHASES

On December 18, 2024, the Company announced a normal course issuer bid for common shares (the “Shares NCIB”), which commenced on December 20, 2024, terminates on December 19, 2025 and permits DIRTT to acquire up to 7,515,233 common shares. All purchases will be made on the open market through the facilities of the TSX at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB will be immediately cancelled. Under this program, DIRTT acquired and cancelled 58,478 common shares during the year ended December 31, 2024.

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of share that may yet be purchased under the program
December 20, 2024 - December 31, 2024	58,478	$0.96	58,478	7,456,755
Total	58,478		58,478	7,456,755

19. EARNINGS PER SHARE

On November 21, 2023, the Company announced a Rights Offering which allowed holders of common shares, as of the close of business on December 12, 2023, transferable subscription rights to purchase up to an aggregate of 85,714,285 common shares at a subscription price of C$0.35 per common share (refer to Note 16). An adjustment is required on the calculation of net loss per share for the year ended December 31, 2023, as well as retrospectively for the year ended December 31, 2022, to account for the bonus factor that resulted from this event.

	For the Year Ended December 31,
	2024	2023	2022
Net income (loss) per share – basic
Net income (loss) (thousands of U.S. dollars)	$14,770	$(14,584)	$(54,963)
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	101,984	87,662
Weighted average number of shares outstanding (thousands of shares restated)	190,542	116,135	99,826
Net income (loss) per share (U.S. dollars) − basic (as previously calculated, prior to Rights Offering)	NA	$(0.14)	$(0.63)
Net income (loss) per share (U.S. dollars) − basic (as on the Consolidated Statement of Operations)	$0.08	$(0.13)	$(0.55)

Net income (loss) per share − diluted
Net income (loss) (thousands of U.S. dollars)	$14,770	$(14,584)	$(54,963)
Interest on convertible debentures	$2,400	NA	NA
	$17,170	$(14,584)	$(54,963)
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	101,984	87,662
Weighted average number of shares outstanding (thousands of shares restated)	190,542	116,135	99,826
Dilutive debentures on convertible debt (thousands of shares) (1)	45,140	-	-
Dilutive RSUs and PRSUs (thousands of shares) (2)	2,556	-	-
Dilutive New DSUs (thousands of shares) (2)	2,019	-	-
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	116,135	99,826
Weighted average number of shares outstanding (thousands of shares restated)	240,239	116,135	99,826
Net income (loss) per share (U.S. dollars) − diluted (as previously calculated, prior to Rights Offering)	NA	$(0.14)	$(0.63)
Net income (loss) per share (U.S .dollars) − diluted (as on the Consolidated Statement of Operations)	$0.07	$(0.13)	$(0.55)

(1) For years ended December 31, 2023 and 2022, the Net loss per share - diluted excludes the effect of 156.8 million and 109.1 million shares that would be issued if the principal amount of the Debentures were settled in our common shares at the year-end price and are excluded as they would be anti-dilutive. For the year ended December 31, 2024, the Net income per share − diluted includes the effect of 45.1 million shares related to the Debentures as they would have the potential to dilute basic earnings per share.

(2) For the years ended December 31, 2023 and 2022, the Net loss per share − diluted excludes the effect of 3.6 million and 2.2 million RSUs (including PRSUs) and 1.8 million and nil PSUs and 1.8 million and nil New DSUs, as these would be anti-dilutive. For the year ended December 31, 2024, the Net income per share − diluted includes the effect of 2.3 million RSUs (including PRSUs) and 2.0 million New DSUs would have the potential to dilute basic earnings per share.

20. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. Refer to Note 21 for the disaggregation of revenue by geographic region.

	For the Year Ended December 31,
	2024	2023	2022
Product	152,856	158,405	147,448
Transportation	16,066	17,674	18,030
License fees from Construction Partners	738	840	778
Total product revenue	169,660	176,919	166,256
Installation and other services	4,653	5,012	5,905
	174,313	181,931	172,161

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Year Ended December 31,
	2024	2023	2022
At a point in time	168,922	176,079	165,478
Over time	5,391	5,852	6,683
	174,313	181,931	172,161

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

Contract Liabilities

	As at December 31,
	2024	2023	2022
Customer deposits	4,028	5,290	4,458
Deferred revenue	-	-	408
Contract liabilities	4,028	5,290	4,866

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was lower as at December 31, 2024, compared to the prior year period mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2023 and 2022, respectively, totaling $5.3 million and $4.9 million were recognized as revenue during 2024 and 2023, respectively.

Sales by Industry

The Company periodically reviews product revenue by industry vertical market to evaluate trends and the success of industry specific sales initiatives. The nature of products sold to the various industries is consistent and therefore the periodic review is focused on sales performance.

	For the Year Ended December 31,
	2024	2023	2022
Commercial	121,518	116,693	115,102
Healthcare	21,230	33,970	19,739
Government	17,114	13,446	16,564
Education	9,060	11,970	14,073
License fees from Construction Partners	738	840	778
Total product and transportation revenue	169,660	176,919	166,256
Installation and other services	4,653	5,012	5,905
	174,313	181,931	172,161

21. SEGMENT REPORTING

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

Revenue from external customers

	For the Year Ended December 31,
	2024	2023	2022
Canada	23,921	19,934	25,477
U.S.	150,392	161,997	146,684
	174,313	181,931	172,161

Non-current assets

	As at December 31,
	2024	2023
Canada	25,924	30,033
U.S.	25,137	30,759
	51,061	60,792

DIRTT has one reportable segment: solutions. The DIRTT solutions segment derives revenues from customers by providing physical products and digital tools through our ICE software to create interior spaces for our customers across the commercial, healthcare, education and government industries. The solutions segment provides digital tools (access to ICE software) and physical products to create modular interior construction spaces for our customers. The accounting policies of the solutions segment are the same as those described in Note 2 – significant accounting policies.

DIRTT’s chief operating decision maker is the executive leadership team that includes the president and chief operating officer, chief financial officer, and the chief executive officer. The chief operating decision maker assesses performance for the solution segment and decides how to allocate resources based on gross profit and net loss that also is reported on the consolidated statement of operations and comprehensive income (loss) as consolidated gross profit and net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. The chief operating decision maker uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the solution segment or into other parts of the entity, such as to repay long term debt.

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

Segment profit and loss reconciliation to net income (loss) after tax

	For the Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Revenue	174,313	181,931	172,161
Operating expenses (1)	60,149	76,097	87,203
Operating income (loss)	4,226	(16,555)	(59,043)
Other income/(expenses) and gains/(losses) (2)	10,544	1,971	4,080
Net income (loss) after tax	14,770	(14,584)	(54,963)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-
Net income (loss) after tax	14,770	(14,584)	(54,963)

(1) Includes Sales and marketing, General and administrative, Operations support, Technology and development, Stock-based compensation, Reorganization costs, Related party expenses, and Impairment charges

(2) Includes Tax expenses, non-recurring gains and losses, government subsidies, foreign exchange gains(losses), interest income, and interest expenses

22. COMMITMENTS

As at December 31, 2024, the Company had outstanding purchase obligations of approximately $4.2 million related to inventory and property, plant and equipment purchases (2023 – $2.8 million). Refer to Note 8 for lease commitments.

23. LEGAL PROCEEDINGS

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

As of December 31, 2024, the Company’s litigation against Falkbuilt, Messrs. Smed and Loberg, and their associates was comprised of two main lawsuits: (i) an action in the Alberta Court of King’s Bench instituted on May 9, 2019, against Falkbuilt, Messrs. Smed and Loberg, and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, and duties of loyalty, fidelity and confidentiality, and the misappropriation of DIRTT’s confidential information (the “Canadian Non-Compete Case”); and (ii) an action in the U.S. District Court for the Northern District of Utah instituted on December 11, 2019, against Falkbuilt, Smed, and other individual and corporate defendants alleging misappropriation of DIRTT’s confidential information, trade secrets, business intelligence and customer information (the “Utah Misappropriation Case”). Claims previously pending before in the U.S. District Court for the Northern District of Texas have been included in the Utah Misappropriation Case.

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

On the first matter, on October 25, 2024, the Honourable Mr. Justice Poelman of the Court of King’s Bench of Alberta granted a Court Order directing the Clerk of the Court to schedule an 8-week trial on the first available dates after December 8, 2025, to determine all the issues (including damages and liability). The trial is scheduled to commence February 2, 2026.

In the Utah Misappropriation Case, on April 11, 2023, the United States Court of Appeals for the Tenth Circuit reversed the U.S. District Court for the Northern District of Utah’s decision that Utah was an inconvenient forum for DIRTT’s claims against Falkbuilt and others for the misappropriation of confidential information, trade secrets, business intelligence and customer information. The Texas Unfair Competition Case was dismissed in March 2022, without prejudice, in reliance upon the now-reversed decision in the Utah Misappropriation Case, described above. On March 4, 2024, Defendants jointly moved to move the case to Canada again. Notwithstanding all the prior litigation, on March 28, 2024, Falkbuilt moved to stay the Utah case until the Court ruled on the renewed motion to dismiss (the “Second Motion to Dismiss”). On February 5, 2025, the Utah District Court granted the Second Motion to Dismiss for forum non conveniens, without prejudice. The Utah Court, in essence, redirected the determination of those damages from Utah to Canada, being the appropriate forum for the legal dispute. With the Canadian trial commencing less than a year away, DIRTT is pursuing damages and losses it suffered in Canada, the United States, and abroad in the Court of King's Bench of Alberta.

No amounts are accrued for the above legal proceedings.

24. RELATED PARTY TRANSACTIONS

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

Other related party transactions for the year ended December 31, 2023, relate to the sale of DIRTT products and services to the 22NW Group for $0.3 million. The sale to the 22NW Group was based on price lists in force and terms that are available to all employees. There were no sales to the 22NW Group for the year ended December 31, 2024.

On August 2, 2024, the Company entered into a Convertible Debenture Repurchase Agreement with 22NW Group to purchase for cancellation of C$18.9 million ($14.0 million) principal amount of the January Debentures and C$13.6 million ($10.1 million) principal amount of the December Debentures for an aggregate purchase price of C$22.1 million ($16.2 million). Interest earned on such Debentures to, but not including, the date of repurchase for the year ended December 31, 2024 was $1.0 million, and $0.9 million for the year ended December 31, 2023. Interest is earned on terms applicable to all Debenture holders. As at December 31, 2024, 22NW no longer held any Debentures.

Also on August 2, 2024, DIRTT entered into a support and standstill agreement (the “Support Agreement”) with 22NW and WWT, DIRTT’s second largest shareholder, which replaced the support and standstill agreement entered into with 22NW on March 22, 2024. Under the Support Agreement, both 22NW and WWT agreed to certain voting and standstill obligations, including voting in favor of the management director nominees at each of DIRTT’s next two annual general meetings and voting in favor of the ratification of the Amended and Restated SRP. Additionally, each of 22NW and WWT has the right to designate a director nominee at each of DIRTT’s next two annual general meetings, and is subject to certain restrictions with respect to commencing a take-over bid for the Company. The Support Agreement also permits WWT to acquire up to 4,067,235 additional shares through market purchases (representing approximately 2% of the then issued and outstanding shares), which provides WWT with an opportunity to own the same number of shares as 22NW (being 57,447,988 shares, or approximately 29.8% of the issued and outstanding shares as of the date of the Support Agreement). The Support Agreement otherwise prohibits each of 22NW and WWT from acquiring any additional shares. Since the commencement of the Support Agreement, WWT acquired 156,250 shares in the year ended December 31, 2024.

To give effect to the terms of the Support Agreement, the Board adopted the Amended and Restated SRP, effective August 2, 2024, which amended and restated the Company’s shareholder rights plan agreement originally adopted by the Board on March 22, 2024 (the “Original SRP”). The Amended and Restated SRP was ratified by shareholders at the special meeting held on September 20, 2024 (the “SRP Meeting”). The Amended and Restated SRP revised the definition of “Exempt Acquisition” in order to permit WWT to acquire additional common shares without triggering the provisions of the Amended and Restated SRP. The Amended and Restated SRP is otherwise consistent with the Original SRP and is substantially similar to the rights plan adopted by the Company in 2021. Like the Original SRP, the Amended and Restated SRP is intended to help ensure that all shareholders of the Company are treated fairly and equally in connection with any unsolicited take-over bid or other acquisition of control of the Company (including by way of a “creeping” take-over bid). The Amended and Restated SRP was not adopted in response to any specific proposal to acquire control of the Company, and the Board was not aware of any pending or potential take-over bid for the Company at the time of the adoption.

25. SUBSEQUENT EVENTS

On February 1, 2025, the President of the United States of America issued executive orders to impose new tariffs on goods being imported into the United States of America from Canada, Mexico and China. If implemented, these new tariffs could adversely impact the Canadian economy, consumer spending, inflation, Canadian dollar valuation and the Company’s financial results. Further, on February 10, 2025 the President of the United States of America issued another executive order imposing additional 25% tariffs on steel and aluminum imports from various countries including Canada.

The actual impact of the new tariffs or any retaliatory tariffs is subject to several factors including the effective date, duration of such tariffs, changes in the applied rates, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available. These developments also introduce a degree of uncertainty regarding the potential impact on supply chains, cost structures and market dynamics. The imposition of trade barriers, including tariffs, quotas, embargoes, safeguards, and customs restrictions between Canada and the U.S., may increase the cost or reduce the supply of materials and products available to us, increase shipping times, affect our customers’ construction needs or budgets, affect the demand for our products or our product mix, or require us to modify our supply chain organization, manufacturing facilities, or other current business practices, any of which could impact our business, financial condition, and results of operations. The Company will continue to monitor the evolving trade landscape and its implications on operations and financial performance.

On February 13, 2025, the Company entered into a share repurchase agreement (the “Repurchase Agreement”) with NGEN III, LP (“NGEN”), pursuant to which the Company purchased for cancellation 3,920,844 common shares currently held by NGEN at a purchase price of $0.80 per share (the “Share Repurchase”). Pursuant to the terms of the Repurchase Agreement, the purchase price of $0.80 per share was a 1% discount to the closing price of the common shares on the TSX on January 27, 2025 (converted into U.S. Dollars using the February 13, 2025 closing exchange rate published by the Bank of Canada). Upon completion of the Share Repurchase on February 14, 2025, there were 189,643,903 common shares outstanding, and NGEN no longer held any common shares of the Company. The common shares repurchased under the Share Repurchase counts against DIRTT’s annual normal course issuer bid share limit (the “NCIB Annual Limit”). Following completion of the Share Repurchase, the Company’s outstanding NCIB Annual Limit is 3,422,494.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2024, based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our information circular and proxy statement (“proxy statement”) related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of the report:
(1)
Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, as at December 31, 2024 and 2023

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

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

4.1*	Description of Registrant’s Securities.

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

4.5

Amended and Restated Shareholder Rights Plan Agreement, dated as of August 2, 2024, by and between DIRTT Environmental Solutions Ltd. and Computershare Trust Company of Canada, as rights agent (incorporated by reference to Exhibit 4.1 of the Registrants Current Report on Form 8-K,File No. 001-39061, filed August 2, 2024).

10.1†#

Loan Agreement, dated February 12, 2021, by and among the Royal Bank of Canada, DIRTT Environmental Solutions Ltd. and DIRTT Environmental Solutions, Inc., as borrowers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on February 19, 2021).

10.2†#

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

10.11+

Executive Employment Agreement, dated June 22, 2022 by and between DIRTT Environmental Solutions Ltd. and Benjamin Urban (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, File No. 001-39061, filed on July 27, 2022).

10.12+

Executive Employment Agreement, dated August 12, 2022, by and between DIRTT Environmental Solutions Inc. and Richard Hunter (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-39061, filed on November 14, 2022).

10.13+

Executive Employment Agreement, dated August 2, 2023, by and between DIRTT Environmental Solutions Inc. and Fareeha Khan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-39061, filed on November 9, 2023).

10.14+

Indemnity Agreement, dated April 26, 2022, between the Company and Douglas A. Edwards, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q File No. 001-39061, filed on May 4, 2022).

10.15+

Indemnity Agreement, dated June 22, 2022, between DIRTT Environmental Solutions Ltd and Benjamin Urban, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, File No. 001-39061, filed on July 27, 2022).

10.16+

Indemnity Agreement, dated August 11, 2022, between DIRTT Environmental Solutions Ltd and Richard Hunter, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q, File No. 001-39061, filed on November 14, 2022).

Exhibit No.	Exhibit or Financial Statement Schedule

10.17+

Indemnity Agreement, dated August 2,2023, between DIRTT Environmental Solutions Ltd and Fareeha Khan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-39061, filed on November 9, 2023).

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

10.20#

Lease of Industrial Space, dated February 12, 2015, by and between Hoopp Realty Inc./Les Immeubles Hoopp Inc., by its duly authorized agent, Triovest Realty Advisors Inc., and DIRTT Environmental Solutions Ltd., as amended by the Amendment of Lease, dated April 16, 2015, the Lease Modification Agreement, dated October 27, 2015, the Third Amendment of Lease, dated November 12, 2015, the Fourth Amendment of Lease, dated January 8, 2016 and the Fifth Amendment of Lease, dated August 9, 2019 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

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

10.25#

Second Amendment to Lease dated July 6, 2020, by and between SP ROCK HILL LEGACY EAST #1, LLC, an Indiana limited liability company, and DIRTT ENVIRONMENTAL SOLUTIONS, INC., a Colorado corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, File No. 001-39061, filed on July 29, 2020).

10.26#

Lease Agreement between Tennyson Campus Owner, LP and DIRTT Environmental Solutions, Inc. dated March 4, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-39061, filed on May 6, 2020).

10.27#

Lease Amending Agreement, dated April 6, 2022, by and between Piret (7303 - 30th Street SE) Holdings Inc. and DIRTT Environmental Solutions Ltd (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-39061, filed on July 27, 2022).

10.28

Letter Agreement, dated January 7, 2021, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on January 13, 2021).

Exhibit No.	Exhibit or Financial Statement Schedule

10.29+

Subscription Agreement, dated November 14, 2022, by and between DIRTT Environmental Solutions Ltd. and 22NW Fund, LP, together with a schedule identifying substantially identical agreements between DIRTT Environmental Solutions Ltd. and each shareholder and U.S. director and executive officer listed on the schedule and identifying the material differences between each of those agreements and the filed Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-39061, filed on November 18, 2022).

10.30

Release, dated November 30, 2022, by and among DIRTT Environmental Solutions Ltd., 726 BC LLC and 726 BF LLC ((incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, File No. 001-39061, filed on November 30, 2022).

10.31#†

Second Amendment to Loan Agreement, dated February 9, 2023, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K,File No. 001-39061, filed on February 22, 2023).

10.32+#†

Co-ownership Agreement by and between DIRTT Environmental Solutions Ltd. and Armstrong World Industries, Inc., effective May 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q,File No. 001-39061, filed on August 2, 2023).

10.33+#

DIRTT Environmental Solutions Ltd. Amended and Restated Long Term Incentive Program effective May 30, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q,File No. 001-39061, filed on August 2, 2023).

10.34

DIRTT Environmental Solutions Ltd. 2022 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q File No. 001-39061, filed on May 4, 2022)

10.35#†

Third Amendment to Loan Agreement, dated February 9, 2024, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 10-K, File No. 001-39061, filed on February 24, 2024).

10.36

Lease Amending Agreement, dated February 6, 2023, by and between HOOPP Realty Inc./Les Immeubles HOOPP Inc., (6335 - 57th Street SE) and DIRTT Environmental Solutions Ltd (incorporated by reference to Exhibit 10.40 to the Registrant’s Current Report on Form 10-K, File No. 001-39061, filed on February 21, 2024).

10.37#

Indemnity Agreement, dated March 4, 2024, between DIRTT Environmental Solutions Ltd and Shalima Pannikode.(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, File No. 001-39061, filed on May 8, 2024).

10.38

Support and Standstill Agreement, dated as of March 22, 2024, by and between DIRTT Environmental Solutions Ltd. and 22NW Fund, LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-39061, filed on March 25, 2024).

10.39

DIRTT Environmental Solutions Second Amended and Restated DIRTT Environmental Solutions Ltd. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K, File No. 001-39061, filed May 10, 2024).

10.40#

Convertible Debenture Repurchase Agreement, dated as of August 2, 2024, by and between DIRTT Environmental Solutions Ltd. and 22NW Fund, LP (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K,File No. 001-39061, filed August 2, 2024).

10.41#

Support and Standstill Agreement, dated as of August 2, 2024, by and among DIRTT Environmental Solutions Ltd., 22NW Fund, LP and WWT Opportunity #1 LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K,File No. 001-39061, filed August 2, 2024).

10.42*#	Indemnity Agreement, dated November 26, 2024, between DIRTT Environmental Solutions Ltd. and Holly Hess Groos.

Exhibit No.	Exhibit or Financial Statement Schedule

10.43*#

Triparty Agreement dated February 20, 2025, by and among Royal Bank of Canada, Great Midwest Insurance Company and any other company that is part of or added to Skyward Specialty Insurance Group, Inc. for which surety business is underwritten by the Skyward Specialty surety division and DIRTT Environmental Solutions Ltd. and DIRTT Environmental Solutions, Inc.

10.44*#	Fourth Amendment to Loan Agreement, dated February 12, 2025, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada.

10.45*#†	Fifth Amendment to Loan Agreement, dated February 20, 2025, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada.

10.46#†	Lease Amending Agreement dated April 25, 2024, by and between Piret (7303 - 30th Street SE) Holdings Inc. and DIRTT Environmental Solutions Ltd.

19.1	Insider Trading Policy

19.2	Insider Trading Policy (Pre-clearance group)

21.1*	Subsidiaries of DIRTT Environmental Solutions Ltd.

23.1*	Consent of PricewaterhouseCoopers, L.L.P., independent registered public accounting firm.

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

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

Date: February 26, 2025	By:	/s/ Benjamin Urban
Name: Benjamin Urban
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benjamin Urban Benjamin Urban	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025

/s/ Fareeha Khan Fareeha Khan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2025

/s/ Scott Robinson Scott Robinson	Director	February 26, 2025

/s/ Douglas Edwards Douglas Edwards	Director	February 26, 2025

/s/ Aron English Aron English	Director	February 26, 2025

/s/ Holly Hess Groos Holly Hess Groos	Director	February 26, 2025

/s/ Shaun Noll Shaun Noll	Director	February 26, 2025

/s/ Shalima Pannikode Shalima Pannikode	Director	February 26, 2025

/s/ Scott Ryan Scott Ryan	Director	February 26, 2025