Form 10-K/A
period 2024-12-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2025-05-02
CIK 1340476

The following items were the subject of a Form 12b-25 and are included herein: Items 10, 11, 12, 13 and 14.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The registrant had 189,649,452 common shares outstanding as of April 24, 2025.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”), originally filed by DIRTT Environmental Solutions Ltd. with the Securities and Exchange Commission (the “SEC”) on February 26, 2025. Unless otherwise specified or the context otherwise requires, references in this Amendment No. 1 to “we,” “us,” “our,” “its,” “the Company” or “DIRTT” mean DIRTT Environmental Solutions Ltd. and, where the context so requires, includes our subsidiaries.

We are filing this Amendment No. 1 pursuant to General Instruction G(3) of Form 10-K, as we do not intend to file a definitive proxy statement for our 2025 Annual and Special Meeting of Shareholders (the “Annual Meeting”) within 120 days of the end of our fiscal year ended December 31, 2024. Accordingly, this Amendment No. 1 is being filed solely to:

•
delete the reference on the cover page of our 2024 Annual Report to the incorporation by reference of portions of our proxy statement for the Annual Meeting into Part III of such 2024 Annual Report;
•
amend and restate Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of our 2024 Annual Report, in their entirety as set forth herein; and
•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”).

Because no financial statements have been included in this Amendment No. 1, and because this Amendment No. 1 does not contain or amend any disclosure with respect to paragraphs 3, 4 and 5 of Items 307 and 308 of Regulation S-K, the corresponding certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment No. 1.

Except as set forth above, no other Items of our 2024 Annual Report have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in such 2024 Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the 2024 Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the 2024 Annual Report. Unless otherwise indicated, references herein to “$” or “dollars” are expressed in U.S. dollars (US$). References herein to Canadian dollars are noted as “C$.”

i

TABLE OF CONTENTS

PART III		Page
Item 10.	Directors, Executive Officers and Corporate Governance.................................................................	1
Item 11.	Executive Compensation....................................................................................................................	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters................................................................................................................................................	37
Item 13.	Certain Relationships and Related Transactions, and Director Independence...................................	39
Item 14.	Principal Accounting Fees and Services.............................................................................................	42
PART IV
Item 15.	Exhibits, Financial Statement Schedules............................................................................................	43

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

CORPORATE GOVERNANCE

The Board of Directors of DIRTT Environmental Solutions Ltd. (the “Board”) is committed to the highest standards of corporate governance practices. The Board believes that this commitment is not only in the best interest of shareholders but that it also promotes effective decision-making at the Board level. In establishing its corporate governance practices, the Board has been guided by (i) the applicable securities laws of Canada, including National Policy 58-201 - Corporate Governance Guidelines and National Instrument 52-110 - Audit Committees, (ii) the applicable securities laws of the United States, including under the Exchange Act, and (iii) consideration of corporate governance trends in Canada and the United States.

Board of Directors and Committees

Board Composition

Our business and affairs are managed under the direction of our Board, which currently consists of eight members. Each director is elected to serve until the close of the next annual meeting of shareholders of the Company or until his or her successor is duly elected or appointed. Our current by-laws provide that the number of directors may be determined by resolution of the Board.

Biographical information regarding each of our current directors are set forth below.

Name: Douglas Edwards Position: Director Age: 50 Residence: Charlotte, North Carolina, U.S. Director Since: April 2022 Independent

Douglas Edwards serves as Senior Vice President, Enterprise Associate & Business Solutions of Humana Inc. (NYSE: HUM), a for-profit American health insurance company. With Humana since April 2015, he previously served as Senior Vice President, Workplace Experience from July 2019 to May 2021, Vice President, Workplace Solutions from 2016 to June 2019, and Director, Workplace Solutions from 2015 to 2016. Previously, Mr. Edwards held various roles at Jones Lang LaSalle Incorporated (NYSE: JLL), a global commercial real estate services company, including Managing Director, Regional Director from 2013 to 2015, Senior Vice President, Retail Project Management Platform Director from 2011 to 2013, Vice President, National Transition Team Lead from 2009 to 2011, and Senior Project Manager, Project Lead from 2006 to 2009. In February 2023, he became a Board Advisor for Kolar, a for-profit design firm. He also serves as a director for the Goodwill Industries of Kentucky and the Louisville Downtown Development Corporation. He has previously served on several board and civic engagements, including the Louisville Zoological Gardens Foundation, the Lincoln Foundation, Brightside, the Speed Art Museum, Men’s Shelter of Charlotte, Mint Museum, YMCA, and the Juvenile Crime Prevention Council of Charlotte. Mr. Edwards received a Masters of Business Administration degree in General Management and International Business from the University of North Carolina at Chapel Hill’s Kenan-Flagler Business School and a Bachelor of Science in Civil Engineering from North Carolina State University. Mr. Edwards is a LEED Accredited Professional.

Our Board believes that Mr. Edwards is qualified to serve on our Board due to his extensive human resources, real estate, and ESG experience, as well as his service in executive leadership positions.

	MEMBER OF	2024 ATTENDANCE		CURRENT PUBLIC COMPANY BOARDS
	Board	10/10	100%	None
	Audit Committee	6/6	100%

Corporate Governance and Compensation Committee	4/4	100%
SECURITIES HELD
Date	Common Shares		DSUs
April 24, 2025	156,250		788,005

Name: Aron English Position: Director(1) Age: 42 Residence: Seattle, Washington, U.S. Director Since: April 2022 Independent

Aron English is the founder and has served as the Portfolio Manager of 22NW LP, a Seattle-based value fund specializing in small and microcap investments with a multi-year investment horizon, since August 2014. Previously, Mr. English served as the director of research at Meson Capital Partners LLC, an investment firm, from January 2014 to August 2014. Prior to that, he served as director of research at RBF Capital, LLC, a provider of wealth management and financial services, from September 2010 until December 2013, after initially serving as a research analyst at the firm from September 2008 to September 2010. Mr. English served as a research assistant at McAdams Wright Ragen Inc., an investment firm, from March 2006 until September 2008. Mr. English currently serves on the board of directors of Anebulo Pharmaceuticals, Inc. (NASDAQ: ANEB), a clinical-stage biopharmaceutical company developing novel solutions for people suffering from acute cannabinoid intoxication and substance addiction, since June 2020. Mr. English is a C.F.A. Charterholder and earned his Bachelor of Arts in English Literature with Honors from the University of Washington.

Our Board believes that Mr. English is qualified to serve on our Board due to his financial, investment and capital markets experience.

	MEMBER OF	2024 ATTENDANCE		CURRENT PUBLIC COMPANY BOARDS
	Board	8/10	80%	Anebulo Pharmaceuticals, Inc.
				(Nasdaq: ANEB)
	Corporate Governance and Compensation Committee	3/4	75%
	SECURITIES HELD
	Date	Common Shares		DSUs
	April 24, 2025	57,447,988(5)		692,849

Name: Holly Hess Groos Position: Director(2) Age: 62 Residence: Naples, Florida, U.S. Director Since: November 2024 Independent

Holly Hess Groos is a senior financial executive with extensive industry leadership, including experience in guiding complex integrations, restructuring leadership synergies and navigating challenging organizational initiatives. She has served as Senior Advisor to AlixPartners’ Performance Improvement, Telecommunications and Media practices since December 2023. Previously, Ms. Groos served as an External Advisor to Bain & Company’s Performance Improvement, Telecommunications and Media practices from April 2020 to December 2023. Prior thereto, Ms. Groos spent 30 years with Verizon, including serving as Chief Financial Officer for all major business units and leading the internal Operational Excellence organization. Ms. Groos is currently a board member and Chair for audit committee of Digital Turbine Inc. (NASDAQ: APPS), a board member and Vice Chair for Guiding Eyes for the Blind, and board member for the Shy Wolf Sanctuary. She previously served as a board member and Treasurer for the Council for Economic Education and a senior board member for Vodafone Italy. Ms. Groos is a Certified Public Accountant and earned her Bachelor of Science in Accounting from the University of Miami.

Our Board believes that Ms. Groos is qualified to serve on our Board due to her financial, investment and capital markets experience.

	MEMBER OF	2024 ATTENDANCE	CURRENT PUBLIC COMPANY BOARDS
	Board	n/a	Digital Turbine Inc.
	Audit Committee	n/a
SECURITIES HELD
	Date	Common Shares	DSUs
	April 24, 2025	—	45,203

Name: Shaun Noll Position: Director(1) Age: 43 Residence: Menlo Park, California, U.S. Director Since: June 2022 Independent

Shaun Noll has been since 2023 the Managing Member of WWT Opportunity #1 LLC (“WWT”) which owns approximately 28.2% of the outstanding common shares of the company. From 2017 to 2024, Mr. Noll was Chief Investment Officer and President of 726 BF LLC and 726 BC LLC. Overall, Mr. Noll has been involved in investing in, building and supporting various companies for 20 years. Mr. Noll is a C.F.A. Charterholder and received a Bachelor of Commerce in International Business from San Francisco State University.

Our Board believes that Mr. Noll is qualified to serve on our Board due to his financial, investment and capital markets experience.

	MEMBER OF	2024 ATTENDANCE		CURRENT PUBLIC COMPANY BOARDS
	Board	10/10	100%	None
	Corporate Governance and Compensation Committee	4/4	100%
	Enterprise Risk Management Committee	4/4	100%
	SECURITIES HELD
	Date	Common Shares		DSUs
	April 24, 2025	53,670,644(6)		749,029

Name: Shalima Pannikode Position: Director(3) Age: 47 Residence: McLean, Virginia, U.S. Director Since: March 2024 Independent

Shalima Pannikode has served as a technology executive for several leading healthcare organizations in North America, including Anthem Inc. and Humana Inc., and is a recognized leader in digital transformation, data analytics and AI. She currently serves as Chief Technology Officer at Zelis. Ms. Pannikode started her career in a leadership role at Amerigroup. As her career progressed, she held a number of leadership roles including: Vice President of Information Technology at Anthem Inc. From 2019 to 2020, she served as Senior Vice President and Chief Information and Digital Officer at Wellstar Health System. From 2020 to 2022, she served as Senior Vice President and Chief Information Officer of Healthcare Services at Humana Inc. From 2022 until she moved to Zelis in December 2023, she served as Executive Vice President and Chief Information Officer of Liberty Mutual’s global commercial business. Ms. Pannikode is also a co-founder and chairwoman for the Freedom Council for the Alliance for Freedom Restoration and Justice (AFRJ). Ms. Pannikode holds a Bachelor of Engineering in Computer Science Engineering from Bharathiar University and a Master’s of Business Administration in Management Technology from the Georgia Institute of Technology.

Our Board believes that Ms. Pannikode is qualified to serve on our Board due to her technology and leadership experience.

	MEMBER OF	2024 ATTENDANCE		CURRENT PUBLIC COMPANY BOARDS
	Board	6/7	85.71%	None
	Enterprise Risk Management Committee	3/3	100%
	SECURITIES HELD
	Date	Common Shares	DSUs
	April 24, 2025	—	192,504

Name: Scott Robinson Position: Director Age: 55 Residence: New York, New York, U.S. Director Since: April 2022 Independent

Scott Robinson has served as Senior Vice President, Corporate Development at Plymouth Industrial REIT, Inc. (NYSE: PLYM) since June 2023. Since 2008, he has also served as a Professor at New York University. Mr. Robinson previously served as Managing Director and Co-Head of Investment Banking at Oberon Securities LLC, an investment bank, from April 2013 to June 2023. Previous to that, he served as interim Chief Executive Officer and on the board of directors of FullStack Modular LLC, an offsite volumetric modular construction company, and held roles at Macquarie Group Ltd. (OTCMKTS: MQBKY) and Citigroup Inc. (NYSE: C). Mr. Robinson previously served on the board of directors of Monmouth Real Estate Investment Corporation (NYSE: MNR), a real estate investment trust specializing in net leased industrial properties. Mr. Robinson currently serves as an advisory board member of Market Stadium Inc., a commercial real estate company. Mr. Robinson received a Master of Science in Real Estate Finance and Investment from New York University and a Bachelor of Science in Biomedical Sciences and Economics from University of California, Riverside.

Our Board believes that Mr. Robinson is qualified to serve on our Board due to his extensive financial and real estate experience, as well as his service on other boards and in executive leadership positions.

	MEMBER OF	2024 ATTENDANCE		CURRENT PUBLIC COMPANY BOARDS
	Board	10/10	100%	None
	Audit Committee(4)	6/6	100%
	Enterprise Risk Management Committee	4/4	100%
	SECURITIES HELD
	Date	Common Shares		DSUs
	April 24, 2025	273,269		926,686

Name: Scott Ryan Position: Director Age: 54 Residence: Phoenix, Arizona, U.S. Director Since: April 2022 Independent

Scott Ryan is a Founding Partner and Managing Member of FR Law Group, PLLC, a boutique litigation and commercial transaction law firm based in Arizona, which he co-founded in 2017, and has served as an Arbitrator for the Construction Panel of the American Arbitration Association, a not-for-profit organization in the field of alternative dispute resolution. Previously, Mr. Ryan served as the Senior Vice President and General Counsel of Tutor Perini Corporation, Building Group (NYSE: TPC), a contractor for large scale commercial construction partners. Mr. Ryan served on the board of directors of PCR Insurance Company from 2008 to 2012. Mr. Ryan received a Juris Doctor from DePaul University College of Law, and a Bachelor of Science and Master of Science in Construction Management from Arizona State University.

Our Board believes that Mr. Ryan is qualified to serve on our Board due to his extensive legal, construction and real estate experience.

	MEMBER OF	2024 ATTENDANCE		CURRENT PUBLIC COMPANY BOARDS
	Board	10/10	100%	None
	Audit Committee	6/6	100%
	Enterprise Risk Management Committee	4/4	100%
	SECURITIES HELD
	Date	Common Shares		DSUs
	April 24, 2025	234,375		886,895

Name: Benjamin Urban Position: Director Age: 49 Residence: Calgary, Alberta, Canada Director Since: June 2022 Not Independent

Benjamin Urban joined DIRTT as our Chief Executive Officer in June 2022. Prior to joining DIRTT, he spent over 14 years at AGILE INTERIORS, one of DIRTT’s largest Construction Partners, where he held a leadership role in Business Development. During his tenure at AGILE INTERIORS, Mr. Urban played a key role in driving business growth and diversification, expanding market reach, developing strategic distribution partnerships, and delivering innovative interior solutions for large global clients. Mr. Urban holds a Bachelor of Science degree from Daniels College of Business at The University of Denver as well as a Certificate in International Business Management from Instituto Tecnológico y de Estudios Superiores de Monterrey.

Our Board believes that Mr. Urban is qualified to serve on our Board due to his extensive background with the Company and its client and partner network, as well as his experience in design and construction generally.

MEMBER OF	2024 ATTENDANCE	CURRENT PUBLIC COMPANY BOARDS
Board	10/10	100%	None
SECURITIES HELD
Date	Common Shares	DSUs
April 24, 2025	1,290,778	—

(1)
Pursuant to the Support Agreement (as defined herein), the Company has agreed to nominate each of Mr. English (as the 22NW Group nominee) and Mr. Noll (as the WWT nominee) for election as a director at the Annual Meeting and at the 2026 Annual Meeting of Shareholders. For additional information, see “Certain Relationships and Related Party Transactions – Transactions with Related Parties.”
(2)
Ms. Groos joined the board on November 26, 2024 and was appointed as Audit Committee Chair on that date.
(3)
Ms. Pannikode joined the board on March 4, 2024 and was appointed to the Enterprise Risk Management Committee.
(4)
Mr. Robinson stepped down from role as Audit Committee Chair effective November 26, 2024.
(5)
Includes the 7,492,943 Common Shares owned by Mr. English and the 49,955,045 Common Shares owned by 22NW Fund, LP. (“22NW Fund”). For further information regarding the Common Shares beneficially held by 22NW Fund and Mr. English, see “Security Ownership of Certain Beneficial Owners and Management.”
(6)
Includes the 69,001 Common Shares owned by Mr. Noll and the 53,601,643 Common Shares owned by WWT. For further information regarding the Common Shares beneficially held by WWT and Shaun Noll, see “Security Ownership of Certain Beneficial Owners and Management.”
Family Relationships

There are no family relationships among any of our executive officers or directors.

Director Independence

Under the requirements of applicable securities laws of Canada and the Company’s Board Mandate and Corporate Governance Guidelines independent directors must comprise a majority of our Board. Audit Committee members must also satisfy the independence criteria set forth in NI 52-110. Under applicable securities laws of Canada, a director will qualify as an “independent director” only if, in the opinion of that company’s board, that person does not have a direct or indirect relationship that would be reasonably expected to interfere with the exercise of such’s independent judgment in carrying out the responsibilities of a director.

Our Board has undertaken a review of its composition, the composition of its committees and independence of each director and director nominee. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board has determined that Douglas Edwards, Aron English, Holly Hess Groos, Shaun Noll, Shalima Pannikode, Scott Robinson, and Scott Ryan, representing a majority of our directors, do not have any relationships that would be reasonably expected to interfere with the exercise of independent judgment in carrying out the responsibilities of a director or in the best interest of the Company and that each of these directors is “independent” as that term is defined under applicable securities laws of Canada. Benjamin Urban is not considered independent because he is the Chief Executive Officer of the Company.

Our Board also determined that Ms. Groos, Mr. Edwards and Mr. Ryan, who comprise our audit committee (“Audit Committee”), and Messrs. Edwards, English, and Noll, who comprise our corporate governance and compensation committee (“Corporate Governance and Compensation Committee”), satisfy the independence standards for those committees established by applicable securities laws of Canada. In making the above determinations, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our share capital by each non-employee director and the transactions involving each non-employee director, if any, described in “Certain Relationships and Related Party Transactions.”

Legal Proceedings, Cease Trade Orders, Bankruptcies, Penalties or Sanctions

None of the Company’s directors are, at the date of this Amendment No. 1, or have been, within 10 years prior to the date of this Amendment No. 1, a director, chief executive officer or chief financial officer of a company that: (a) while such person was acting in that capacity was the subject of a cease trade or similar order or an order that denied the relevant company access to any exemption under securities legislation for a period of more than 30 consecutive days (an “order”); or (b) was subject to an order that was issued after that person ceased to be a director, chief executive officer or chief financial officer of the relevant company and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer.

None of the Company’s directors have been subject to: (a) any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority, or has entered into a settlement agreement with a securities regulatory authority; or (b) any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable shareholder in deciding whether to vote for a proposed director.

None of the Company’s directors: (a) are at the date of this Amendment No. 1, or have been, within 10 years prior to the date of this Amendment No. 1, a director or executive officer of any company that, while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets, (b) has, within 10 years prior to the date of this Amendment No. 1, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold the assets of the director or executive officer, as applicable, or (c) has been involved in any legal proceedings requiring disclosure under U.S. federal securities laws.

Board Mandate and Corporate Governance Guidelines

The Board is responsible for the stewardship of the Company which includes satisfying itself as to the integrity of the Chief Executive Officer and other executive officers, developing and adopting a strategic planning process, identifying the principal risks of the Company’s business and ensuring implementation of systems to manage these risks, overseeing the Company’s succession planning, adopting a communication policy, monitoring the Company’s internal control and management information systems, and developing the Company’s approach to corporate governance.

The Board has developed a written Board Mandate and Corporate Governance Guidelines.

Position Descriptions

The Board has developed written position descriptions for the Chair of the Board and the Chief Executive Officer. The Board has not developed separate written position descriptions for the chair of each committee of the Board. Instead, the Board has adopted written charters for each Board committee that outline the responsibilities of each committee chair. The position descriptions for the Chair of the Board and the committee charters are available on our website at www.dirtt.com/investors/leadership-and-governance.

Leadership Structure of the Board

Mr. Robinson, an independent director, serves as the Chair of our Board. In that role, Mr. Robinson presides over the executive sessions of the Board in which Mr. Urban, our Chief Executive Officer, does not participate. Mr. Robinson also serves as a liaison to management on behalf of the independent members of the Board. Our Board has concluded that our current leadership structure is appropriate at this time. Our Board will periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Board Meetings

The following table shows the record of attendance by incumbent directors at Board and committee meetings for the year ended December 31, 2024. Each director, other than Holly Hess Groos, who was appointed to the Board in November 2024, attended at least 79% of the aggregate of the meetings of the Board and meetings of the committees of which he or she was a member in the portion of our last fiscal year during which such person was a director. The Board encourages all directors to attend the annual meeting of shareholders, if practicable. At the 2024 annual and special meeting of shareholders, seven of the incumbent directors attended the meeting.

Director	Board (4)	Audit Committee (4)	Corporate Governance and Compensation Committee	Enterprise Risk Management Committee	Total Attendance (4)
Douglas Edwards	10/10	6/6	4/4		20/20
Aron English	8/10		3/4		11/14
Shaun Noll	10/10		4/4	4/4	18/18
Shalima Pannikode(1)	6/7			3/3	9/10
Scott Robinson(2)	10/10	6/6		4/4	20/20
Scott Ryan	10/10	6/6		4/4	20/20
Holly Hess Groos(3)	-/-	-/-			-/-
Benjamin Urban	10/10				10/10
Ken Sanders(2)	4/4				4/4

(1) Ms. Pannikode joined the Board and was appointed to the Enterprise Risk Management Committee, effective March 4, 2024.

(2) Mr. Sanders retired June 30, 2024 and Mr. Robinson was appointed as Board Chair. Mr. Robinson resigned from the Audit Committee effective November 26, 2024.

(3) Ms. Groos joined the Board and was appointed as Audit Committee Chair, effective November 26, 2024.

The Board and its committees generally conduct in-camera sessions (i.e., executive sessions) during each Board meeting, at which no executive directors or members of management are present. The in-camera sessions are intended to encourage the Board and its committees to fully and independently fulfill their mandates or charters and to facilitate the performance of the fiduciary duties and responsibilities of the Board and its committees on behalf of shareholders. Since the beginning of 2024, the Board held no meetings at which non-independent directors were not present.

Board Committees

Our Board has established an Audit Committee, a Corporate Governance and Compensation Committee and an Enterprise Risk Management Committee. Our Board may, from time to time, establish other committees to facilitate the management of our business. The following sections describe the composition and functions of each committee. Members serve on these committees until their resignation or until otherwise determined by our Board.

Audit Committee

Our Audit Committee consists of Holly Hess Groos (Chair), Douglas Edwards and Scott Ryan. Our Board has determined that Ms. Groos, Mr. Edwards and Mr. Ryan are independent and financially literate under applicable securities laws of Canada and the United States.

Our Board has determined that Ms. Groos is an “audit committee financial expert” within the meaning of SEC regulations.

The Board has adopted a written charter setting forth the responsibilities, powers and operations of the Audit Committee, which is available on our website at www.dirtt.com/investors/leadership-and-governance. The Audit Committee is responsible for assisting the Board in fulfilling its oversight responsibilities in relation to:

•
the integrity of the Company’s financial statements;
•
the Company’s compliance with legal and regulatory requirements related to financial reporting;
•
the qualifications, independence and performance of the Company’s independent auditor;
•
the review of internal controls and disclosure controls of the Company;
•
the accounting and financial reporting processes of the Company and audits of the Company’s financial statements; and
•
any additional matters delegated to the Audit Committee by the Board.

The Audit Committee has the authority to engage independent counsel and other advisors as it determines necessary to carry out its duties and to determine the compensation of such advisors. The Audit Committee meets at least four times annually and met a total of six times in the year ended December 31, 2024.

Corporate Governance and Compensation Committee

Our Corporate Governance and Compensation Committee consists of Aron English (Chair), Douglas Edwards, and Shaun Noll. Our Board has determined that Messrs. English, Edwards, and Noll are independent under the applicable securities laws in Canada. Each is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act.

The Board has adopted a written charter setting forth the responsibilities, powers and operations of the Corporate Governance and Compensation Committee, which is available on our website at www.dirtt.com/investors/leadership-and-governance. The Corporate Governance and Compensation Committee is responsible for assisting the Board in fulfilling its oversight responsibilities in relation to:

•
the selection, retention and compensation of executive officers and other members of senior management as the Corporate Governance and Compensation Committee may identify from time to time;
•
the management of benefit plans for employees;
•
the size, composition and structure of the Board and its committees;
•
the recommendation of nominees for election to the Board and its committees;
•
the implementation of the Board Diversity and Inclusion Policy;
•
related party transactions and other matters involving conflicts of interest;
•
the process to evaluate the effectiveness of the Board and its committees; and

•
any additional matters the Board delegates to the Corporate Governance and Compensation Committee.

The Corporate Governance and Compensation Committee has the authority to engage independent counsel and other advisors as it determines necessary to carry out its duties and to determine the compensation of such advisors. The Corporate Governance and Compensation Committee may delegate its authority to a subcommittee of the Corporate Governance and Compensation Committee. In assessing performance of executive officers (other than the Chief Executive Officer), the Corporate Governance and Compensation Committee considers the Chief Executive Officer’s review of those executive officers’ performance and recommendations regarding their compensation. The Corporate Governance and Compensation Committee meets at least twice annually and met a total of four times in the year ended December 31, 2024.

Enterprise Risk Management Committee

Our Enterprise Risk Management Committee consists of Scott Ryan (Chair), Shaun Noll, Scott Robinson, and Shalima Pannikode.

The Board has adopted a written charter setting forth the responsibilities, powers and operations of the Enterprise Risk Management Committee, which is available on our website at www.dirtt.com/investors/leadership-and-governance. The Enterprise Risk Management Committee is responsible for assisting the Board in fulfilling its oversight responsibilities in relation to:

•
the Company’s overall approach to risk management and mitigation;
•
reviewing reports on selected risk topics;
•
the Company’s policies and procedures for ensuring compliance with regulatory requirements relating to various risk categories; and
•
any additional matters the Board delegates to the Enterprise Risk Management Committee.

The Enterprise Risk Management Committee has the authority to engage independent counsel and other advisors as it determines necessary to carry out its duties and to determine the compensation of such advisors. The Enterprise Risk Management Committee meets at least twice annually and met a total of four times in the year ended December 31, 2024.

At each meeting, the Enterprise Risk Management Committee receives reports from management regarding, among other things, risk exposures of the Company (including financial risks and risks related to information security, cybersecurity and data protection) and the steps management takes to monitor and control these exposures.

We have a comprehensive program for identifying and mitigating information and cybersecurity risks, enhancing the skills of our people, our processes and technology aspects of the Company. In particular, we use automated software and hardware solutions to protect our on-premise and cloud infrastructure; conduct routine third-party evaluations and vulnerability testing to identify and mitigate risks; and deploy ongoing information security training and awareness programs throughout the Company. We also maintain cybersecurity insurance of the types and amounts considered commercially prudent and consistent with industry practice.

With respect to cybersecurity, our Cybersecurity team performs periodic risk assessments and, on a quarterly basis, provides the Enterprise Risk Management Committee information related to the Company’s cybersecurity, including statistics on attempted cyber-attacks, status of employee information security training awareness, and information on any security investigations. The Cybersecurity team advises the Enterprise Risk Management Committee of significant global cyber events that occurred during the quarter and whether they impacted the Company. The Cybersecurity team regularly discusses with the Enterprise Risk Management Committee the Company’s cybersecurity posture and whether the Company should implement additional protections and controls to assist the Company in protecting, responding to, or mitigating potential future cyber-attacks.

ESG Oversight

ESG oversight is conducted from the highest levels of the Company’s organization. The Enterprise Risk Management Committee has been tasked with specific oversight with respect to corporate responsibility and sustainability, including environmental, social and other public issues of significance to the Company and its stakeholders, and reviews management’s assessments of such strategy, initiatives and policies. The Company has issued ESG reports since 2021 and continues to work towards achieving various objectives outlined therein. The Company is evaluating its current ESG goals, including those relating to environmental sustainability and will present those in its 2025 ESG report later this year. Among other things, the Enterprise Risk Management Committee receives reports from management regarding the Company’s ESG objectives, the steps management takes to monitor compliance, and current ESG trends.

Risk Oversight

The Board has overall responsibility for the oversight of the Company’s risk management process, which is designed to support the achievement of organizational objectives, including strategic objectives, improve long-term organizational performance and enhance shareholder value. The Board also established the Enterprise Risk Management Committee and delegated certain responsibilities for risk oversight to the committee. Risk management includes not only understanding Company-specific risks and the steps management implements to manage those risks, but also what level of risk is acceptable and appropriate for the Company. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. The Board and the Enterprise Risk Management Committee periodically review our business strategy and management’s assessment of the related risks and discusses with management the appropriate level of risk for the Company. Each of our Board committees also oversees the management of risk that falls within that committee’s areas of responsibility. For example, the Audit Committee assists the Board in fulfilling its risk oversight responsibilities relating to our financial and accounting risk management policies and procedures. As part of this process, the Audit Committee meets periodically with management to review, discuss and provide oversight with respect to our processes and controls to assess, monitor and mitigate potential risk exposure. In providing such oversight, the Audit Committee may also discuss such processes and controls with our independent registered public accounting firm. The Corporate Governance and Compensation Committee likewise assists the Board in fulfilling its risk oversight responsibilities associated with, among other things, compensation program design (by reviewing whether there are risks arising from our compensation programs and practices that are reasonably likely to have a material and adverse effect on us), as well as risk management relating to corporate governance, Board organization and Board membership.

Director Term Limits and Other Mechanisms of Board Renewal

The Board has not established term limits for directors and believes such limits can result in the loss of valuable, experienced directors solely on the basis of age or length of service. Under the leadership of the Corporate Governance and Compensation Committee, an annual performance evaluation process is in place to ensure adequate Board renewal. This annual process evaluates the tenure and performance of individual directors and reviews the composition and effectiveness of the Board and its committees. Assessments include, among other things, a skills matrix that helps the Corporate Governance and Compensation Committee and the Board assess whether the Board possesses the appropriate experience, expertise and business and operational insight for the effective stewardship of the Company. The Corporate Governance and Compensation Committee also oversees an annual confidential evaluation of each director regarding his or her views on the effectiveness of the Board, its committees and the Chair. Recommendations resulting from the evaluation are also used to enhance Board composition and improve Board effectiveness.

Director Skills Matrix

As discussed above, the Corporate Governance and Compensation Committee believes that our Board’s membership should represent a diversity of backgrounds, experience and skills. To this end, the Corporate Governance and Compensation Committee has established a skills matrix outlining the skills and experiences which they believe are most relevant for the Company. This process informs the Board’s succession planning process by identifying any gaps in the competencies required. The Corporate Governance and Compensation Committee reviews annually and updates as necessary the skills matrix.

Nomination of Directors

The Board is committed to a process of ongoing Board development and renewal to ensure the Board as a whole, can add significant value to the current and long-term goals of the Company. The Corporate Governance and Compensation Committee is composed entirely of independent directors and is mandated by the Board to identify and assess potential Board candidates to fill perceived needs on the Board for required skills, expertise, independence and other factors. In reviewing potential nominees, the Corporate Governance and Compensation Committee considers the qualifications of each potential nominee in light of the Board’s existing and desired mix of experience and expertise. Specifically, the Corporate Governance and Compensation Committee considers each potential nominee’s (i) relevant experience, skills, qualifications and contributions, including to any Board committees on which the director may serve; (ii) past Board and committee meeting attendance and performance; (iii) length of Board service or service on boards of directors of other companies; (iv) personal and professional integrity; (v) independence under the standards of applicable securities laws and exchange rules; and (vi) responsibilities that would materially interfere with or be incompatible with Board membership. After reviewing the qualifications of potential Board candidates, the Corporate Governance and Compensation Committee presents its recommendations to the Board, which selects the final director nominees. The Company did not pay any fees to any third parties to identify or assist in identifying or evaluating the nominees for the Meeting.

The Corporate Governance and Compensation Committee considers shareholder nominees using these same criteria. Shareholders who wish to present a potential nominee to the Corporate Governance and Compensation Committee for consideration for election at a future annual meeting of shareholders must provide the Corporate Governance and Compensation Committee with notice of the recommendation and certain information regarding the candidate as described in our current by-laws and within the time periods set forth under the caption “Shareholder Proposals.”

Pursuant to the Support Agreement, the Company has agreed to nominate Mr. English (or a replacement director to be identified by 22NW Fund) and Mr. Noll (or a replacement director to be identified by WWT Opportunity) for election as a director at the Annual Meeting and the 2026 Annual Meeting of Shareholders (the “22NW and WWT” nominations). Under the Support Agreement, conditioned on the 22NW and WWT nominations, 22NW Fund and WWT has agreed to vote all of their Common Shares in favor of recommendations of the Board on director election proposals at the Annual Meeting and the 2026 Annual Meeting of Shareholders. For additional information, see “Certain Relationship and Related Party Transactions – Transactions with Related Parties.”

Orientation and Continuing Education

The Corporate Governance and Compensation Committee develops and oversees the execution of orientation and continuing education programs for new and existing directors of the Company, respectively. Orientation programs utilized to on-board new directors are tailored to the needs and areas of expertise of the individual and focus on providing new directors with:

•
information about the duties and obligations of directors;
•
information about the Company’s business and operations;
•
the expectations of directors;
•
opportunities to meet with management and tour Company facilities; and
•
access to relevant documents from recent Board meetings.

These programs are aimed to inform directors as to matters affecting, or that may affect, the Company’s strategies, major risks and operations and to keep directors informed and updated regarding their duties and obligations as directors.

Code of Ethics, Insider Trading Policy and Other Corporate Policies

The Company has adopted a Code of Ethics for its directors, officers, and employees. The Code of Ethics addresses, among other things, conflicts of interest, honest and ethical conduct, the full, fair, accurate, timely and understandable disclosure in periodic reports and other public documents, compliance with applicable laws, rules and regulations (including insider trading laws) and the reporting of violations of the Code of Ethics. All directors, officers, and employees are required to report violations of the Code of Ethics in accordance with the procedures set forth therein and in the Company’s Integrity Policy (i.e., whistleblower policy). The Code of Ethics prohibits retaliation against employees who report suspected misconduct in good faith. The Integrity Policy also promotes, among other things, the disclosure and reporting of any questionable accounting or auditing matters, fraudulent or misleading financial information, and any allegations of misconduct involving Board members or executive officers. The Audit Committee will periodically review the Code of Ethics and oversee its enforcement. A copy of our Code of Ethics can be found on our website at www.dirtt.com/investors/leadership-and-governance and on SEDAR+ at www.sedarplus.ca.

Each director must disclose all actual or potential conflicts of interest and refrain from voting on matters in which such director has a conflict of interest. In addition, the director must recuse himself or herself from any discussion or decision on any matter in which the director is precluded from voting as a result of a conflict of interest. Directors, officers, employees and contractors are encouraged to terminate any relationship or interest that gives rise to a conflict of interest that cannot be resolved. In addition, directors, officers, employees and contractors are encouraged to disclose all opportunities to dispose of conflicting interests before any difficulty arises.

The Corporate Governance and Compensation Committee will make recommendations to the Board regarding all proposed related party transactions and situations involving any potential conflict of interest that is not required to be dealt with by an “independent special committee” pursuant to applicable securities regulations or other governing laws.

We have also developed and adopted an insider trading policy for our directors, officers, employees, and contractors (the “Insider Trading Policy”). The Insider Trading Policy is designed to promote proper trading practices in our Common Shares in accordance with applicable securities regulations or other governing laws.

Shareholder Nominees for Director

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Short-Sales and Hedging Transactions

Pursuant to the Company’s Insider Trading Policy, all directors, officers and other employees of the Company or any of its subsidiaries, along with their immediate family members, other members of their households and entities or trusts that are controlled by any such individual, are prohibited from (i) making any short sales of any securities of the Company, (ii) engaging in transactions involving Company-based derivative securities (other than equity-based compensation), or (iii) otherwise engaging in any other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s Common Shares, including through prepaid variable forward contracts and exchange funds. “Short sales” are sales of securities that the seller does not own at the time of the sale or, if owned, that will not be delivered within 20 days of the sale. It is illegal for directors and executive officers (including each individual subject to reporting under Section 16 of the U.S. Exchange Act of the Company) to sell the Company’s securities short. “Derivative securities” are options, warrants, stock appreciation rights or similar rights whose value is derived from the value of an equity security, such as the Company’s Common Shares. This prohibition includes, but is not limited to, trading in Company-based option contracts, transacting in variable forward contracts, equity swaps, straddles or collars, hedging, and writing puts or calls. Nevertheless, holding and exercising options, deferred share units, performance share units, restricted stock units or other derivative securities granted under an equity-based compensation or incentive plan of the Company are not prohibited by the Company’s Insider Trading Policy.

DELINQUENT SECTION 16(A) REPORTS

Under Section 16(a) of the Exchange Act and SEC rules, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership and changes in that ownership with the SEC. Based on our review of the filed reports, we believe that he periodic reports set forth below were not timely filed in 2024.

Due to an administrative oversight, one Form 3 to report her appointment as a director of the Company was filed late on behalf of Holly Hess Groos. Due to an administrative oversight, one Form 4 was filed late on behalf of each of Shalima Pannikode, Benjamin Urban, Richard Hunter, and Fareeha Khan, in each case to report the purchase of Common Shares in the Company’s Rights Offering pursuant to the exercise of the additional subscription privilege. Due to an administrative oversight, one Form 4 to report the issuance of Common Shares upon the vesting of previously granted restricted share units (“RSUs”), and the withholding of Common Shares for the payment of tax liabilities in connection therewith, was filed late on behalf of Benjamin Urban. Due to administrative oversights, two Form 4s, to report three separate instances of the issuance of Common Shares upon the vesting of previously granted RSUs, and in each case the withholding of Common Shares for the payment of tax liabilities in connection therewith, were filed on behalf of Fareeha Khan. One Form 4 was filed late on behalf of each of Alexander Jones and Bryson Hirai-Hadley, in each case to report the purchase of Common Shares in the Company’s Rights Offering pursuant to the exercise of the basic subscription privilege. One Form 4 was filed late on behalf of Aron English (and the other reporting persons set forth in such Form 4) to report the purchases of Common Shares in the Company’s Rights Offering pursuant to the exercise of the basic subscription privilege and the additional subscription privilege, respectively, as well as an internal transfer between Aron English and another one of the reporting persons. One Form 4 was filed late on behalf of Shaun Noll to report the purchases of Common Shares in the Company’s Rights Offering pursuant to the exercise of the basic subscription privilege and the additional subscription privilege, respectively. One Form 4 was filed late on behalf of Shaun Noll to report the purchase of Common Shares in the open market.

EXECUTIVE OFFICERS

Our current executive officers and their respective ages and positions as of the date hereof are set forth in the following table. Biographical information regarding each executive officer (other than Mr. Urban) is set forth following the table. Biographical information for Mr. Urban is set forth above.

Name	Age	Position
Benjamin Urban	49	Chief Executive Officer and Director
Fareeha Khan	45	Chief Financial Officer and Corporate Secretary
Richard Hunter	63	President and Chief Operating Officer

Biographical Information of Executive Officers

Fareeha Khan became our Chief Financial Officer in August 2023 after four years with the Company. She started as Director, Internal Controls and served in that role from 2019 to 2022. Then she served as our Financial Controller and Vice President, Finance during 2023. During her tenure at DIRTT, Ms. Khan led business process and controls implementation for all significant business cycles, risk assessment and the annual insurance renewal process, internal and external financial reporting and various internal projects relating to DIRTT’s products, profitability and margins. Her two-decade-plus career in finance has seen her travel the globe, with a considerable tenure at PricewaterhouseCoopers LLP in Canada and Pakistan after starting her career at Deloitte LLP in Zimbabwe. Fareeha has a Bachelor of Accounting Science from the University of South Africa. She is a member of the Institute of Chartered Accountants in England and Wales and the Institute of Chartered Accountants of Zimbabwe.

Richard Hunter has served as our Chief Operating Officer since August 2022. In September 2024, Mr. Hunter was promoted to the role of President and Chief Operating Officer. Prior to DIRTT, Mr. Hunter was President and COO at Forterra, a building products company. Mr. Hunter started his career at General Motors Corporation, spending 19 years in the automotive industry in a variety of roles, including Sales Manager and Plant Manager. He then worked for industrial based companies including Danaher, Crane, and Trinity Industries as General Manager, VP of Operations, Chief Manufacturing Officer, and President. Mr. Hunter holds a Master of Business Administration from Purdue University, a Master of Science degree in Manufacturing Management from Kettering University (formerly General Motors Institute), and a Bachelor of Science degree in Mechanical Engineering from Michigan State University.

Legal Proceedings

None of the Company’s executive officers have been involved in any legal proceedings requiring disclosure under U.S. federal securities laws.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

As a smaller reporting company, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. We will also provide a Pay vs Performance table following the other compensation disclosures. The executive compensation reporting obligations extend only to our “named executive officers” or “NEOs,” who are the individuals who (i) served as our principal executive officer, (ii) our two other most highly compensated executive officers other than the principal executive officer, and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as one of our executive officers during the last completed fiscal year. For the fiscal year ended December 31, 2024, our NEOs were:

Name	Principal Position
Benjamin Urban	Chief Executive Officer
Fareeha Khan	Chief Financial Officer and Corporate Secretary
Richard Hunter	President and Chief Operating Officer

The disclosure in this “Executive Compensation” section pertains to the compensation earned or paid to our NEOs for the fiscal year ended December 31, 2024.

Implementation of Best Practices

The Company has implemented the following strong corporate governance practices:

•
Adoption of an Incentive Recoupment Policy (“Clawback Policy”), which allows for the recovery of certain incentive compensation paid to our executives, including our NEOs, in the event of certain restatements of the Company’s financial statements.
•
Prohibition against short-sales, hedges or pledges of the Company’s securities, or engaging in transactions involving the Company-based derivative securities, as set out in the Company’s Insider Trading Policies.
•
Annual compensation risk assessment to identify and address risks in the Company’s compensation practices.

Clawback Policy

On February 25, 2020, the Board adopted the Clawback Policy to permit the Company to recover certain incentive compensation paid to our executives, including our NEOs, in the event of a restatement of the Company’s financial statements due to material non-compliance with any financial reporting requirements under applicable securities laws that the Board or a committee thereof determines is due in whole or in part to fraud or intentional misconduct by such executive(s). Pursuant to the Clawback Policy, the Company may recoup any cash, equity, or equity-based compensation received by our executives under any of the Company’s incentive plans. The Company is not currently subject to the requirements of Section 10D of the Exchange Act or Section 303A.14 of the NYSE Listing Company Manual nor was it subject to those requirements as of their effectiveness, and, as a result, the Clawback Policy is not intended to comply with those requirements. If the Company becomes subject to Section 10D of the Exchange Act and Section 303A.14 of the NYSE Listing Company Manual in the future, the Clawback Policy will be amended to comply with the same.

Role of Compensation Consultant

During 2024, the Corporate Governance and Compensation Committee appointed Hugessen Consulting Inc. (“Hugessen”) to review the Company’s executive officer and director compensation. As part of the review, Hugessen provided us with a comparison analysis of the Company’s executive officer and director pay against the approved compensation peer group. As a result of this review, certain changes to executive officer and director compensation were implemented in 2024, as further described below within applicable discussions.

2024 Summary Compensation Table

The following table provides information regarding the compensation earned by our NEOs during the fiscal years ended December 31, 2024 and December 31, 2023, as applicable for the year that those individuals were deemed to be NEOs. All amounts in this table and the accompanying footnotes were paid in Canadian dollars, with the exception of Mr. Urban, who was paid in U.S. dollars. All amounts in this table and the accompanying footnotes that were originally paid in Canadian dollars have been converted to U.S. dollars for purposes of this table using the daily average exchange rate as reported by the H.10 statistical release of the Board of Governors of the Federal Reserve System on December 31, 2024 exchange rate of C$1.4400 = US$1.00. All amounts in this table and the accompanying footnotes pertaining to 2023 compensation paid in Canadian dollars have been converted to U.S. dollars using the December 29, 2023 exchange rate of C$1.3202 = US$1.00. See “Narrative Disclosure to Summary Compensation Table—Base Salary” for more information regarding the Company’s use of a different exchange rate for payroll purposes only.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Benjamin Urban	2024	385,000	—	937,500	-	15,000	1,337,500
Chief Executive Officer	2023	375,000	—	182,927	214,968	—	772,895
Fareeha Khan	2024	227,133	24,639	677,083	53,466	—	982,321
Chief Financial Officer	2023	179,371	11,362	83,315	100,896	—	374,944
Richard Hunter	2024	362,500	—	1,497,396	74,360	15,000	1,949,256
President and Chief Operating Officer	2023	358,013	—	174,216	200,637	—	732,866
(1)
The amount in this column represents, for Ms. Khan, retention bonus payments related to retaining her employment during 2023 and 2024, respectively.
(2)
Amounts in this column represent the aggregate grant date fair value of the time-based RSUs granted under our LTIP in 2023 and 2024 and the performance-based RSUs granted in the 2023 year. Grant date values were calculated in accordance with FASB ASC Topic 718 using the trading price of the Common Shares as reported on the TSX on the grant date, disregarding estimated forfeitures. For a discussion of valuation assumptions, see Note 17 included under Stock-Based Compensation in our Consolidated Financial Statements for the year ended December 31, 2024 filed on Form 10-K. During the year ended December 31, 2023, Messrs. Urban and Hunter were each granted 922,804 performance share units (“PSUs”) under the LTIP. The market value of these awards at the grant date, assuming the highest level of performance conditions will be achieved, was $1,155,428 ($577,714 for Mr. Urban and $577,714 for Mr. Hunter). These PSUs were assigned a fair value of zero at the time of the grants as the achievement of performance targets was not probable, as such, this is the value disclosed in the table above. All awards and amounts in this column and note for 2023 for Mr. Little were forfeited upon his resignation. On August 14, 2024, (i) Messrs. Urban and Hunter were each granted 1.5 million RSUs and Ms. Khan was granted 1 million RSUs which will cliff vest on August 14, 2026 and (ii) the Company granted 300,000 RSUs to each of Mr. Urban and Ms. Khan and 375,000 to Mr. Hunter, one-third of which will vest every year over a three-year period from the date of grant, in each which case such vesting is generally subject to continued employment. On the same day, Mr. Hunter was granted an additional 1 million RSUs cliff vesting on August 14, 2026 on his promotion to the role of President and Chief Operating Officer of the Company. Once vested, the RSUs will be settled by way of the provision of cash or shares (or a combination thereof) to employees, at the discretion of the Company. The weighted average fair value of the RSUs granted was C$0.75, which was determined using the closing price of the Company’s common shares on the grant date.
(3)
Amounts in this column represent cash payments made pursuant to our Variable Pay Plan (“VPP”).
(4)
Reflects amounts that the Company provides to applicable executives each year as a tax planning allowance.

Narrative Disclosure to Summary Compensation Table

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs. In determining base salaries, the Board also takes into account each NEO’s knowledge of the industry and the financial resources of the Company. The Board believes that the base salaries of our NEOs are competitive to those that are received by comparable officers with comparable responsibilities in similar companies.

Short-Term Incentives

Variable Pay Plan

We provide short-term cash incentives to our NEOs through the VPP. The 2024 VPP was constructed so that an NEO’s variable pay is tied to company-wide performance, placing the emphasis on company-wide results and team work. The annual variable pay potential for each NEO represents a meaningful amount of additional compensation to act as a strong incentive to achieve our financial goals, while being fiscally prudent. For 2024, opportunities under the VPP ranged from 0% to 150% of base salary actually paid during the calendar year.

Name	2024 Threshold (% of Base Salary)	2024 Target (% of Base Salary)	2024 Maximum (% of Base Salary)
Benjamin Urban	0%	20%	150%
Fareeha Khan	0%	20%	150%
Richard Hunter	0%	20%	150%

The Board-approved metrics under the 2024 VPP were based on financial targets but also take into account individual and team performance. For eligible NEOs, the applicable financial measures were Revenue, and an internally calculated Adjusted Free Cashflow as a percentage of Revenue. Adjusted Free Cashflow is an internal measure calculated by taking GAAP cashflow from operations less capital expenditures and after adjusting for non-operational or on time cash impacts (for example, government subsidies, costs related to the Shareholder Rights Plan, the Debenture Repurchase (as defined below), asset sales, and severance payments). As used herein, “Revenue” means the Company’s total revenue from all sources determined in accordance with GAAP, as reported in the Company’s publicly filed financial statements for the 2024 fiscal year.

Under the terms of the VPP, for participants to earn threshold, target, or maximum amounts under the financial targets, the following performance levels for Company Revenue and Adjusted Free Cashflow as a percentage of Revenue had to be achieved:

	Threshold	Target	Maximum
Revenue	< $185 million	$185 million	> $235 million

Adjusted Free Cashflow as a % of Revenue	< 8%	8%	> 14%

If the actual results fell between the threshold and target performance goals or between the target and maximum performance goals, then the Corporate Governance and Compensation Committee may use judgment to determine the amount of the bonuses earned by participants under the VPP. Each metric has a 50% weighting.

For 2024, we reported revenue of $174.3 million in our publicly filed financial statements for the 2024 fiscal year which was below the threshold and thus provided a 0% payout. The Adjusted Free Cashflow as a percentage of Revenue for 2024 was 9% which rendered a 40% payout. The weighted average of these two metrics was a 20% VPP payout.

The Board assessed each NEO’s performance against their respective strategic/team objectives. Each NEO was eligible for a VPP payout of between 50% and 100% of the Company’s achieved percentage. Based on the progress made by the Company during 2024, the Corporate Governance and Compensation Committee assessed achievement of the targets as 75% for two of the NEOs. The CEO was awarded nil VPP, as he did not achieve his personal revenue targets. The Board-approved VPP payout was as follows, which amounts are reported in the Non-equity Incentive Plan Compensation column of the Summary Compensation Table, above:

Name	VPP % achieved	Company target % achieved	VPP Payout as a % of Target
Benjamin Urban	0%	20%	0%
Fareeha Khan	75%	20%	15%
Richard Hunter	75%	20%	15%

Long-Term Incentive Awards

In addition to the short-term incentive plan, our NEOs are eligible to receive annual awards of long-term equity incentives under our LTIP. For 2024, target long-term incentive awards for our NEOs were as follows:

Name	2024 Long-Term Incentive RSUs Granted (Cliff Vesting in 2 years)(#)	2024 Long-Term Incentive RSUs Granted (Installment Vesting over 3 years)(#)
Benjamin Urban	1,500,000	300,000
Fareeha Khan	1,000,000	300,000
Richard Hunter	1,500,000	375,000
Richard Hunter (Promotion to President and Chief Operating Officer)	1,000,000	-

Each equity-based incentive award was granted in the form of a time-based RSU award, although the grants were designed with different vesting schedules, as noted in the chart above.

Other Long-Term Incentives

In 2023, for Messrs. Urban, Hunter and Little, the Board approved an additional long-term incentive program comprising of PSUs with a performance period of January 1, 2023 to December 31, 2026 based on continued employment through that date and performance during that period, and will be settled shortly thereafter. The grant date of the PSUs was June 9, 2023 and was for a target number of 2,584,161 PSUs in aggregate, representing 2.5% of the issued and outstanding shares of the Company at the time. The PSUs were allocated 35.71% to each of Messrs. Urban and Hunter and 28.58% to Mr. Little. Under the terms of the agreement, the participants could earn up to a maximum of 190% of the target number of PSUs granted:

•
If the Company achieves (i) Revenue equal to or greater than $317.2 million but less than $345.3 million and (ii) EBITDA equal to or greater than $52.3 million but less than $65.6 million during any fiscal year between January 1, 2023 to December 31, 2026, then 100% of the PSUs will vest.
•
If the Company achieves (i) Revenue equal to or greater than $345.3 million but less than $375.3 million and (ii) EBITDA equal to or greater than $65.6 million but less than $76.9 million during any fiscal year between January 1, 2023 to December 31, 2026, then 160% of the PSUs will vest.
•
If the Company has achieved (i) Revenue equal to or greater than $375.3 million and (ii) EBITDA equal to or greater than $76.9 million during any fiscal year during January 1, 2023 to December 31, 2026, then 190% of the PSUs will vest.

There will be no interpolation between the thresholds in determining settlement amounts.

As used herein, “Revenue” means the Company’s total revenue from all sources determined in accordance with U.S. GAAP, as reported in the Company’s publicly filed financial statements for the 2023 fiscal year. “EBITDA” shall mean net income before interest, taxes, depreciation and amortization.

This target was not achieved in either the fiscal year 2023 or fiscal year 2024 and no PSUs have vested under the above program. Mr. Little left the Company in August 2023 and his PSUs were forfeited.

Additional performance-based incentive awards were not issued in 2024.

LTIP

The following table sets out the key features of our LTIP.

Eligibility	• Granted at the discretion of the Board to directors, officers, employees, consultants, and other persons.
Type of Awards Authorized for Issuance
•
Options (including incentive stock options intended to qualify as such under section 422 of the Code), share appreciation rights, restricted share units, restricted shares, dividend-equivalent rights in conjunction with the grant of restricted share units, vested share awards, other share-based awards and cash awards.

Number of Awards Issued Under the Plan
•
As of December 31, 2024, 10,489,545 Common Shares had been issued in settlement of Awards (as defined in the LTIP) under the LTIP.
•
As of December 31, 2024, there are 10,260,791 RSUs outstanding under the LTIP, having underlying Common Shares representing approximately 9.8% of the issued and outstanding Common Shares, PSUs outstanding under the LTIP, having a maximum potential of 3,506,655 underlying Common Shares representing approximately 3.3% of the issued and outstanding Common Shares, 2,992,075 DSUs that are expected to be settled in equity outstanding under the LTIP, having underlying Common Shares representing approximately 1.1% of the issued and outstanding Common Shares and 5,724,421 Common Shares reserved and available for issuance under the LTIP.

Plan Limits	• Awards may be issued in such numbers as the Board may determine, subject to the below limitations.

•
The maximum number of Common Shares that may be reserved and available for issuance under the LTIP is 27,350,000 plus the number of Common Shares subject to stock options previously granted under the Option Plan that, following May 22, 2020, expired or for any reason were cancelled or terminated without having been exercised in full. In total, 5,623,487 stock options previously granted under the Amended and Restated Stock Option Plan (the “Option Plan”) and outstanding on May 22, 2020 expired or were canceled or terminated without having been exercised in full, resulting in 5,623,487 additional Common Shares being added to the share reserve under the LTIP. There are no remaining stock options outstanding under the Option Plan.

• The maximum number of Common Shares underlying or relating to awards which may be granted to a participant in a calendar year may not exceed 10% of the total issued and outstanding Common Shares.

•
Under the LTIP and any other security-based compensation arrangement, the maximum number of Common Shares issuable to insiders pursuant to outstanding awards at any time may not exceed 10% of the total issued and outstanding Common Shares.

•
Under the LTIP and any other security-based compensation arrangement, the maximum number of Common Shares issued to insiders in any one-year period may not exceed 10% of the total issued and outstanding Common Shares.

•
The aggregate number of Common Shares issuable pursuant to outstanding awards to non-employee directors will be limited to 1% of the total issued and outstanding Common Shares provided that the value of all stock options issuable in any one-year period under the LTIP to any one non-employee director may not exceed C$100,000, and the value of all awards issuable in any one-year period may not exceed C$150,000 (excluding awards taken in lieu of cash fees or a one-time initial grant upon joining the board).

Vesting
•
The minimum vesting period is one year after the date of grant; provided, however, that (i) the Compensation Committee may grant awards with a vesting schedule that provides for full or partial vesting less than one year after the date of grant so long as such awards do not constitute more than 5% of the number of Common Shares available for issuance under the LTIP, (ii) awards may vest upon death, termination of employment or a change of control, and (iii) this limitation will not apply to certain awards granted in substitution or exchange for awards previously granted by a company acquired by the Company or any subsidiary or with which the Company or any subsidiary combines.

Change of Control
•
In the event of a change of control, if the successor entity does not assume the outstanding awards or substitute similar awards on the same terms and conditions as the original awards, the vesting of all outstanding awards will be accelerated in full with effect immediately prior to the change of control (vesting for performance-based awards will be measured and calculated assuming target performance was achieved).

Amendments
•
The Board may amend, alter, suspend, discontinue or terminate the LTIP or any award without the consent of any shareholder, participant, holder or beneficiary of an award or other person; provided that such amendment, alteration, suspension, discontinuation or termination does not impair the rights of a participant, holder or beneficiary (subject to the Company’s rights to adjust awards in connection with certain recapitalizations, restructurings, and related transactions).

•
The Board may amend the LTIP without shareholder approval as follows: (i) amendments for the purpose of curing any inconsistency, ambiguity, error, or omission in the LTIP or award, (ii) as necessary to comply with applicable laws, (iii) amendments of a “housekeeping” nature, (iv) amendments intended to comply with changes in tax or regulatory requirements, or (v) a change to the termination provisions of awards which does not entail an extension beyond the original expiry date of such award.

•
Shareholder approval is required for any amendment that would (i) increase the total number of Common Shares available for awards under the LTIP, (ii) amend any outstanding option or share appreciation right to reduce its exercise price, extend its term beyond the original term set forth in the applicable award agreement or take any other action that would be considered a repricing under the applicable stock exchange listing standards, (iii) remove or exceed the insider participation limits, (iv) increase the non-employee director compensation limits, (v) have the effect of amending the section of the LTIP that enumerates what actions require approval of shareholders, (vi) modify or amend the provisions of the LTIP in any manner that would permit awards to be transferable or assignable in a manner other than as currently provided in the LTIP, (vii) change eligible Participants under the LTIP, which would have the effect of broadening or increasing insider participation, or (viii) otherwise cause the LTIP to cease to comply with any tax or regulatory requirement.

General
•
Participants may not assign, alienate, pledge, attach, sell or otherwise transfer or encumber any award, other than an award of fully vested shares, except by will or the laws of descent or by the designation of a beneficiary.

• All awards are subject to any written clawback policy of the Company adopted from time to time.
Employee Share Purchase Plan

The ESPP is designed to encourage ownership of Common Shares and to align the interest of employees, including NEOs, more closely with those of shareholders. All employees, including the NEOs, are eligible to participate in the ESPP.

All Other Compensation

Certain of our NEOs receive limited perquisites and other benefits, the value of which is disclosed in the “All Other Compensation” column of the Summary Compensation Table in accordance with Item 402(n) of Regulation S-K but are deemed immaterial pursuant to Item 402(o)(7) of Regulation S-K and thus are not described below. Certain of our NEOs have entered into agreements or arrangements pursuant to which we have provided additional perquisites or benefits that are deemed material pursuant to Item 402(o)(7) of Regulation S-K and such benefits are described below.

Agreements with our NEOs

We have entered into employment agreements with each of our NEOs (the “Employment Agreements”). Under these Employment Agreements, each of our NEOs is entitled to a certain level of base salary, minimum short-term incentives under the VPP, as well as certain severance benefits upon a qualifying termination of employment. The Employment Agreements include customary restrictive covenants, including those precluding the executives from soliciting employees or competing with us for a period of time following termination of employment.

Urban Employment Agreement

On June 22, 2022, we entered into an executive employment agreement with Benjamin Urban (the “Urban Employment Agreement”). The Urban Employment Agreement provides Mr. Urban with (i) an annualized base salary of $375,000 (increased to $395,000 effective July 1, 2024), (ii) eligibility to participate in the VPP with a target short-term incentive bonus opportunity as set by the Board; (iii) eligibility to participate in the LTIP, (iv) reimbursement of tax preparation expense up to a maximum of $5,000 per year, (v) provision of director and officer insurance coverage or coverage under any other applicable insurance plans or policies for directors or officers of the Company, (vi) four weeks of vacation per calendar year, and (vii) eligibility to participate in our broad- based employee benefit plans, as may be adopted from time to time, subject to the eligibility requirements of such employee benefit plans. Additionally, starting in 2024, we provided Mr. Urban with an increased reimbursement amount of $15,000 for his tax preparation expenses. For information regarding the payments that the Urban Employment Agreement provides upon a termination of employment or a change of control, see “Additional Narrative Disclosure—Agreements with our NEOs—Urban Employment Agreement.”

Hunter Employment Agreement

On August 12, 2022, we entered into an executive employment agreement with Richard Hunter (the “Hunter Employment Agreement”), which was effective throughout 2024. The Hunter Employment Agreement provides Mr.

Hunter with (i) an annualized base salary of $350,000 (increased to $375,000 effective July 1, 2024); (ii) eligibility to participate in the Company’s VPP with a target short-term incentive bonus opportunity as set by the Board; (iii) eligibility to participate in the LTIP; (iv) reimbursement of tax preparation expense up to a maximum of $5,000 per year; (v) reimbursement relocation expenses; provision of director and officer insurance coverage or coverage under any other applicable insurance plans or policies for directors or officers of the Company; (vii) four weeks of vacation per calendar year, and (viii) eligibility to participate in our broad based employee benefit plans, as may be adopted from time to time, subject to the eligibility requirements of such employee benefit plans. Additionally, starting in 2024, we provided Mr. Hunter with an increased reimbursement amount of $15,000 for his tax preparation expenses.

In 2025, Mr. Hunter’s employment agreement was amended and restated (the “Amended and Restated Hunter Employment Agreement”). The Amended and Restated Hunter Employment Agreement provides for an annual base salary of C$506,250, four weeks paid vacation, and eligibility to participate in the Company’s health and dental plans, equity-based arrangements, Employee Share Purchase Plan, and Variable Pay Plan, with an initial target bonus of 50-100% of Mr. Hunter’s annual base salary. The Amended and Restated Hunter Employment Agreement also provides for reimbursement for reasonable travel and other out of pocket expenses and a tax equalization guarantee (applicable during the period he is employed from January 1, 2024 through December 31, 2026). For information regarding the payments that the Hunter Employment Agreement and the Amended and Restated Hunter Employment Agreement provides upon termination of employment or change of control, see “Additional Narrative Disclosure—Agreements with our NEOs—Hunter Employment Agreement.”

Khan Employment Agreement

In connection with her appointment on August 2, 2023, Ms. Khan entered into an executive employment agreement with the Company, effective as of August 25, 2023 (the “Khan Employment Agreement”). Pursuant to the Khan Employment Agreement, Ms. Khan receives an annualized base salary of C$300,000 (increased to $300,000 effective July 1, 2024), and is eligible to participate in the VPP with a target short-term incentive bonus opportunity as set by the Board. Ms. Khan received a one-time cash bonus of C$50,000, paid one year after the effective date of the Khan Employment Agreement. The Khan Employment Agreement further provides that Ms. Khan is eligible to participate in the Company’s standard employee benefit plans and programs, including the Company’s LTIP and ESPP. Ms. Khan will also be eligible for five weeks of paid vacation per completed calendar year (pro-rated for partial calendar years), increased by one week for each five years of service up to a maximum of six weeks. Additionally, starting in 2024, Ms. Khan was eligible for reimbursement up to $15,000 for tax preparation expenses. Ms. Khan did not utilize the tax preparation reimbursement benefit in 2024. For information regarding the payments that the Khan Employment Agreement provides upon a termination of employment or a change of control, see “Additional Narrative Disclosure—Agreements with our NEOs—Khan Employment Agreement.”

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards that were held by our NEOs as of December 31, 2024.

	Stock Awards
Named Executive Officer	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares or units or other rights that have not vested (#)(3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(2)
Benjamin Urban	2,050,000	$1,437,847	922,804	$647,244
Fareeha Khan	1,351,798	$948,136	-	-
Richard Hunter	3,108,334	$2,180,151	922,804	$647,244

(1)
The numbers in this column represent (i) 375,000 unvested time-based RSUs granted to Mr. Urban on June 7, 2023, one-third of which vested on June 7, 2024 and the remaining two-thirds of which will vest in equal installments on

June 7, 2025 and June 7, 2026, in each case, subject to his continued employment through such date, (ii) 1,500,000 unvested time-based RSUs granted to Mr. Urban on August 14, 2024, which will vest in full on August 14, 2026 subject to his continued employment through such date, (iii) 300,000 unvested time-based RSUs granted to Mr. Urban on August 14, 2024, which will vest in three substantially equal installments on each of August 14, 2025, August 14, 2026 and August 14, 2027, in each case, subject to his continued employment through such date (iv) 3,596 unvested time-based RSUs granted to Ms. Khan on March 1, 2022, one half of which vested on March 1, 2024 and one half of which vested on March 1, 2025, (v) 75,000 unvested time-based RSUs granted to Ms. Khan on June 7, 2023, one third of which vested on June 7, 2024 and two-thirds of which will vest ratably in substantially equal installments on each of June 7, 2025 and June 7, 2026, in each case, subject to her continued employment through such date, (vi) 1,000,000 unvested time-based RSUs granted to Ms. Khan on August 14, 2024, which will vest on August 14, 2026 subject to her continued employment through such date, (vii) 300,000 unvested time-based RSUs granted to Ms. Khan on August 14, 2024, which will vest in substantially equal installments on each of August 14, 2025, August 14, 2026 and August 14, 2027 subject to her continued employment through such date (viii) 350,000 unvested time-based RSUs granted to Mr. Hunter on June 7, 2023, one-third of which vested June 7, 2024 and two-thirds of which will vest in substantially equal installments on each of June 7, 2025 and June 7, 2026, in each case, subject to his continued employment through such date, (ix) 1,500,000 unvested time-based RSUs granted to Mr. Hunter on August 14, 2024, as well as an additional 1,000,000 unvested time-based RSUs granted in connection with Mr. Hunter’s promotion to President and Chief Operating Officer, which total amount of 2,500,000 RSUs will vest in full on August 14, 2026 subject to his continued employment through such date, and (x) 375,000 unvested time-based RSUs granted to Mr. Hunter on August 14, 2024, which will vest in three substantially equal installments on each of August 14, 2025, August 14, 2026, and August 14, 2027 subject to his continued employment through such date.
(2)
Amounts in this column are calculated using a per-share value of C$1.01 (USD$0.70), which was the closing price of a share on the TSX on December 31, 2024, and have been converted to U.S. dollars using the exchange rate as reported by the H.10 statistical release of the Board of Governors of the Federal Reserve System on December 31, 2024 of C$1.4400 = U.S. $1.00.
(3)
The number in this column represents 100% of the target number of PSUs granted on June 9, 2023 to Messrs. Urban and Hunter which will become earned over the three-year performance period ending on June 9, 2026, depending on the level of achievement of the applicable performance conditions and subject to Messrs. Urban and Hunter’s continued employment through such dates. In accordance with SEC rules, the number of PSUs reported in this column assumes the applicable performance metrics are achieved at the target level for the PSUs granted in 2023, which may not be representative of the actual payments that will occur upon the settlement of such awards, as such actual payouts may be significantly more or less.

Additional Narrative Disclosure

Agreements with our NEOs

The Employment Agreements generally provide for severance payments and benefits following certain terminations of employment in exchange for the NEOs’ compliance with certain customary restrictive covenants. Outstanding equity awards are governed by the terms of the LTIP and the individual award agreements governing each separate grant of awards, except where the Employment Agreement specifically addresses the LTIP.

Urban Employment Agreement

For Mr. Urban, upon termination of his employment by us without “Just Cause” or resignation by Mr. Urban for “Good Reason” (each as defined below), Mr. Urban will be eligible to receive (i) payment of accrued but unpaid salary and vacation, (ii) reimbursement of expenses incurred up to and including the date of termination, and, contingent on signing a release in form and with content satisfactory to the Company, (iii) continued payment of salary during the “Severance Period” (as defined below), (iv) payment of monthly costs under the Consolidated Omnibus Reconciliation Act of 1985 (“COBRA”) during the “Severance Period” (as defined below), and (v) payment of a pro rata bonus for the year of termination, based on actual performance. Such payments will be conditioned upon Mr. Urban executing a general release in favor of the Company, and continued compliance with all restrictive covenants set forth within the employment agreement. As used in the Urban Employment Agreement, the following terms generally have the following definitions:

•
“Just Cause” means (i) fraud, misappropriation, embezzlement or malfeasance, (ii) misfeasance or nonfeasance, (iii) breach of Company policies or obligations under the Urban Employment Agreement, including a breach of obligations under a noncompete, non-solicitation or other restrictive covenant provision of the Urban Employment Agreement, or (iv) conviction of or plea of no contest with respect to any felony or indictable offense or other crime involving fraud or moral turpitude;
•
“Good Reason” means (i) a material diminution in Mr. Urban’s salary or authority, (ii) a material breach by the Company of its obligations under the Urban Employment Agreement, or (iii) the relocation of Mr. Urban’s principal place of employment by more than 50 miles; and
•
“Severance Period” means 12 months, plus one month for each full or partial year of Mr. Urban’s employment with us, up to a maximum of 18 months.

During August 2024, Mr. Urban’s annualized base salary was increased to $395,000, effective July 1, 2024. In 2025, Mr. Urban’s employment agreement was amended to provide for full acceleration of all RSUs in the event of a change of control (as defined in the LTIP or the relevant award agreement, as applicable).

Hunter Employment Agreement

For Mr. Hunter, during 2024, upon termination of employment by us without “Just Cause” or resignation by Mr. Hunter for “Good Reason” (each as defined below), Mr. Hunter was eligible to receive (i) payment of accrued but unpaid salary and vacation, (ii) reimbursement of expenses incurred up to and including the date of termination, and, contingent on signing a release in form and with content satisfactory to the Company, (iii) continued payment of salary during the “Severance Period” (as defined below), (iv) payment of monthly costs under COBRA during the “Severance Period” (as defined below), and (v) payment of a pro rata bonus for the year of termination, based on actual performance. Such payments are conditioned upon Mr. Hunter executing a general release in favor of the Company, and continued compliance with all restrictive covenants set forth within the employment agreement.

As used in the Hunter Employment Agreement, the following terms generally have the following definitions:

•
“Just Cause” means (i) fraud, misappropriation, embezzlement or malfeasance, (ii) misfeasance or nonfeasance, (iii) breach of Company policies or obligations under the Hunter Employment Agreement, including a breach of obligations under a non-compete, non-solicitation or other restrictive covenant provision of the Hunter Employment Agreement or (iv) conviction or plea of no contest with respect to any felony or indictable offense or other crime involving fraud or moral turpitude;
•
“Good Reason” means (i) a material diminution in Mr. Hunter’s salary or authority, (ii) a material breach by the Company of its obligations under the Hunter Employment Agreement, or (iii) the relocation of Mr. Hunter’s principal place of employment by more than 50 miles; and
•
“Severance Period” means 12 months.

During August 2024, Mr. Hunter’s annualized base salary was increased to $375,000 effective July 1, 2024.

On September 11, 2024, Mr. Hunter was promoted to President and Chief Operating Officer of the Company. In consideration of his role change, he was issued 1 million RSUs, which cliff vest two years from the date of grant.

The Amended and Restated Hunter Employment Agreement, which became effective in 2025, provides for full acceleration of all RSUs in the event of a change of control (as defined in the LTIP or the relevant award agreement, as applicable) or upon a termination of Mr. Hunter’s employment by the Company without Just Cause, by Mr. Hunter for Good Reason, or by reason of Mr. Hunter’s death.

Pursuant to the Amended and Restated Hunter Employment Agreement, if Mr. Hunter is terminated by the Company with Just Cause (as defined in the Amended and Restated Hunter Employment Agreement), by him without Good Reason (as defined in the Amended and Restated Hunter Employment Agreement), or by reason of his death, he is entitled payment of any wages, benefits, prorated bonus, vacation pay, statutory pay, and reimbursable expenses accrued up to the date of his termination (the “Severance Benefits”). If the Company terminates Mr. Hunter without Just Cause or Mr. Hunter terminates his employment for Good Reason, he will be entitled to (i) the greater of (a) 24 months’ base salary or (b) the minimum termination notice or payment in lieu of notice required by the Employment Standards Code (the “ESC”), (ii) continued participation in the Company’s

Canadian benefit plans until the earlier of the conclusion of the statutory notice period under the ESC or the date the Executive obtains any alternative benefit coverage, and (iii) reimbursement for any US benefit coverage that the executive elects to continue pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for a 24-month period or earlier (as applicable).

The termination benefits described in the preceding paragraph are subject to Mr. Hunter’s execution of release of claims in favor of the Company and his abiding by the non-competition, non-solicitation, confidentiality, and proprietary and moral rights provisions of the Hunter Amended and Restated Employment Agreement.

Khan Employment Agreement

For Ms. Khan, upon termination of employment by us without “Just Cause” or resignation by Ms. Khan for “Good Reason” (each as defined below), Ms. Khan will be eligible to receive (i) payment of accrued but unpaid salary and vacation, (ii) reimbursement of expenses incurred up to and including the date of termination, and, contingent on signing a release in form and with content satisfactory to the Company, (iii) continued payment of salary during the “Severance Period” (as defined below), (iv) payment of continued eligibility to participate in the Company’s health and welfare benefits during the “Severance Period” (as defined below), and (v) payment of the $50,000 one-time cash bonus that Ms. Khan will become eligible to receive upon August 25, 2024, if not yet paid. Such payments will be conditioned upon Ms. Khan executing a general release in favor of the Company, and continued compliance with all restrictive covenants set forth within the employment agreement.

As used in the Khan Employment Agreement, the following terms generally have the following definitions:

•
“Just Cause” means (i) fraud, misappropriation, embezzlement or malfeasance which is willfully or grossly negligent, (ii) conviction of, or plea other than not guilty to, any criminal offense involving dishonesty or fraud, (iii) breach of material obligations under the Khan Employment Agreement, (iv) failure to substantially perform required duties, or (v) intentional or negligent involvement or participation in acts that are materially injurious to the Company;
•
“Good Reason” means (i) a material diminution in Ms. Khan’s salary or authority, or (ii) the relocation of Ms. Khan’s principal place of employment by more than 50 kilometers; and
•
“Severance Period” means 12 months.

In August 2024, Ms. Khan’s annualized base salary was increased to $300,000 effective July 1, 2024. In 2025, Ms. Khan’s employment agreement was amended to provide for full acceleration of all RSUs in the event of a change of control (as defined in the LTIP or the relevant award agreement, as applicable).

Incentive Plans

LTIP

The treatment of LTIP awards upon the death, disability, retirement or termination of employment of a participant are set out in the applicable award agreement. Under the award agreements for time-based RSUs, except in the event of a “Change of Control”, if the participant’s service, consulting relationship, or employment with the Company is terminated for any reason other than death, “Disability”, “Retirement”, by the Company without “Cause” or by the participant for “Good Reason” (each as defined below) prior to the last vesting date, the unvested RSUs will be forfeited and the participant will cease to have any right or entitlement to receive any payment (whether in cash or Common Shares or other property) under those forfeited units.

If the participant’s service, consulting relationship, or employment with the Company is terminated by reason of death or Disability, by the Company without Cause, or by the participant for Good Reason prior to the last vesting date, a pro rata portion of the participant’s unvested RSUs shall vest immediately prior to the participant’s termination date based on the number of complete months from the date of grant to the termination date, divided by the total number of months in the period beginning on the date of grant and ending on the applicable vesting date.

If the participant’s service, consulting relationship, or employment with the Company is terminated by reason of Retirement prior to the last vesting date, the participant’s unvested RSUs shall remain outstanding and subject to the terms of the LTIP and the award agreement until the end of the applicable vesting date. The continued vesting of the participant’s RSUs is subject to the participant’s compliance with any post-employment restrictive covenants set out in the award agreement, including any non-competition restriction.

As used in the award agreement, the following terms generally have the following definitions:

•
“Cause” has the meaning used in the employment agreement between the NEO and the Company.
•
“Good Reason” has the meaning used in the employment agreement between the NEO and the Company, if it is defined therein and, if not, it means: (a) without the express written consent of the participant, any material negative change or diminution of the participant’s authority, duties, reporting relationship, or responsibilities; (b) any material reduction in the participant’s base salary or hourly wage, as applicable, provided, however, that any reduction in base salary or hourly wage that applies to all similarly situated participants will not constitute “Good Reason” under the LTIP; (c) a change in the geographic location at which the participant must perform his or her services that is 50 miles or more from the principal location to which he or she was previously based as provided in his or her employment agreement, if any; or (d) any material breach by the Company of the participant’s employment agreement, if any, in each case, so long as the participant has provided the Company with written notice of the acts or omissions constituting grounds for Good Reason within 30 days of the condition first occurring and the Company shall have failed to rectify, as determined by the Company acting reasonably, any such acts or omissions within 30 days of the Company’s receipt of such notice.
•
“Disability” means a medically determinable physical or mental impairment expected to result in death or to last for a continuous period of not less than 12 months and which causes an individual to be unable to engage in any substantial gainful employment-related activity, or any other condition of impairment that the Corporate Governance and Compensation Committee, acting reasonably, determines constitutes a disability.
•
“Retirement” means a resignation from employment or engagement with the Company by the participant in circumstances the Corporate Governance and Compensation Committee, acting reasonably, deems to constitute retirement from employment or engagement, and not resignation to obtain alternate employment.

The terms of the award agreements for performance based RSUs are generally the same as the above, provided that the pro rata vesting of the target number of performance based RSUs granted is based on the number of complete months from the first day of the performance period to the termination date, divided by the total number of months in the performance period and the award continues to be subject to the applicable performance criteria.

Under the terms of the LTIP, unless otherwise provided in the applicable award agreement, if, within 12 months following a Change of Control, a participant’s service, consulting relationship, or employment with the Company is terminated without Cause or the participant resigns from his or her employment with the Company for Good Reason (as those terms are defined in the LTIP), the vesting and exercisability of all awards then held by such participant will be accelerated in full and the expiration date of the options and the share appreciate rights shall be the 60th day following the termination date.

A “Change of Control” means the occurrence of any of the following: (a) the acquisition by any person or any persons acting jointly or in concert, whether directly or indirectly, of voting securities of the Company which together with all other voting securities of the Company held by such persons, constitute, in the aggregate, 50% or more of the votes attached to all outstanding voting securities of the Company; (b) a merger, amalgamation, arrangement, or other form of business combination of the Company with another person which results in the holders of voting securities of that other person holding, in the aggregate, 50% or more of the votes attached to all outstanding voting securities of the Company; (c) the acquisition by any person or any persons acting jointly or in concert, whether directly or indirectly, of all or substantially all of the assets of the Company to another person during any 12-month period, other than in the ordinary course of business of the Company or to any person that controls or is controlled by the Company or that is controlled by the same person as the Company; or (d) a majority of the members of the Board are replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the Board before the date of appointment or election.

In 2025, the Board approved the full vesting of the unvested time-based RSUs held by our NEOs in the event of a Change in Control, the executive’s death, or the executive’s termination of service by the Company without Just Cause (as defined in the NEO’s employment agreement with the Company) or by the executive for Good Reason (as defined in the NEO’s employment agreement with the Company) through amendments to the outstanding time-based RSU award agreements between the Company and each of our NEOs.

Pay Versus Performance

As required by Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid (“CAP”) and DIRTT’s financial performance for the periods presented. The CAP dollar amounts shown in the table include the full value of awards in the year in which they are granted as well as the growth in value of equity awards that vest during the year reported or that could potentially vest in future years (“potentially realizable future value”) in addition to base salary and bonus.

Tabular Disclosure of Compensation Actually Paid versus Performance

The following table discloses information on CAP to our principal executive officer (“PEO”) and, on average, to our Non-PEO NEOs during the specified years alongside TSR and net income/(loss).

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1) (2)	Average Summary Compensation Table Total for Non-PEO NEOs(1)	Average Compensation Actually Paid to Non-PEO NEOs(1) (2)	Value of Initial Fixed $100 Investment Based On TSR(3)	Value of Initial Fixed $100 Investment Based On S&P SmallCap 600 Materials Index(3)	Net Income / (Loss) $'000
2024	$1,337,500	$1,776,603	$1,465,789	$1,916,964	$156.54	$118.60	$14,770
2023	$772,895	$780,848	$514,017	$461,792	$81.15	$118.64	$(14,584)

(1)
For each of the years presented, our PEO is Benjamin Urban and our Non-PEO NEOs include Fareeha Khan and Richard Hunter. For 2023, Bradley Little was also a Non-PEO NEO until his departure from the Company on August 25, 2023.
(2)
The dollar amounts shown in these columns reflect CAP as calculated in accordance with SEC rules. As required, the dollar amounts include (among other items) values for unvested equity compensation that may or may not be realized in future periods, and as such, the dollar amounts shown to not necessarily represent the actual amount of compensation earned or paid during the applicable years.
(3)
The adjustments made to the Summary Compensation Table (“SCT”) amounts to determine CAP are shown in the table below:

PEO – Reconciliation of SCT Total to CAP Total(a)

Year	SCT Total		Grant Date Fair Value of Awards Granted During the Year		Fair Value of Equity Calculated Using SEC Methodology		CAP Total
2024	$1,337,500	-	$937,500	+	$1,376,603	=	$1,776,603
2023	$772,895	-	$182,927	+	$190,880	=	$780,848

(a) As show in the table, the CAP total represents the SCT total for the covered fiscal year, but adjusted as required by SEC rules to replace the grant date fair value of the awards granted during the covered fiscal year with the fair value of current and prior year equity awards that were outstanding at the end of the current fiscal year or that vested or were forfeited during the covered fiscal year. Our NEOs do not participate in a defined benefit plan; therefore, no adjustment for pension benefits is included.

The calculation of the fair value of equity for the PEO for the covered fiscal year is shown in the following table:

PEO – CAP Fair Value of Equity Calculation (a)

Year	YE Fair Value of Current Year Awards Outstanding at YE		Change in Fair Value as of YE for Awards Granted in Prior Years and Outstanding at YE		Change in Fair Value as of Vesting Date for Awards Granted in Prior Years that Vested During the Year		Fair Value of Equity for CAP Purposes
2024	$1,262,500	+	$84,452	+	$29,652	=	$1,376,603
2023	$190,880	+	$-	+	$-	=	$190,880

(a) We did not issue any equity awards during the covered fiscal year that vested in the year of grant. Additionally, no equity awards granted in any prior fiscal year failed to meet applicable vesting conditions or were forfeited during the covered fiscal year.

Non-PEO NEOs (Average) – Reconciliation of SCT Total to CAP Total(a)

Year	SCT Total		Grant Date Fair Value of Awards Granted During the Year		Fair Value of Equity Calculated Using SEC Methodology		CAP Total
2024	$1,465,789	-	$1,087,240	+	$1,538,415	=	$1,916,964
2023	$514,017	-	$139,844	+	$87,619	=	$461,792

(a) The CAP total figures were calculated using the same methodology described in footnote (a) to the “PEO — Reconciliation of SCT Total to CAP Total” table shown above.

(b) The calculation of the fair value of equity for the Non-PEO NEOs for the covered fiscal year is shown in the following table:

Non-PEO NEOs (Average) – CAP Fair Value of Equity Calculation (a)

Year	YE Fair Value of Current Year Awards Outstanding at YE		Change in Fair Value as of YE for Awards Granted in Prior Years and Outstanding at YE		Change in Fair Value as of Vesting Date for Awards Granted in Prior Years that Vested During the Year		Fair Value of Equity for CAP Purposes
2024	$1,464,149	+	$48,160	+	$26,105	=	$1,538,415
2023	$87,865	+	$(247)	+	$-	=	$87,619

(a) We did not issue any equity awards during the covered fiscal year that vested in the year of grant. Additionally, no equity awards granted in any prior fiscal year failed to meet applicable vesting conditions or were forfeited during the covered fiscal year.

(b) TSR figures assume an initial investment of $100 in DIRTT on December 31, 2022. The peer group referenced for purposes of the TSR comparison is the group of companies included in the S&P SmallCap 600 Materials Index. This comprises those companies included in the S&P SmallCap 600 that are classified as members of the GICS Materials sector. DIRTT did not disclose a stock comparison chart as per Item 201(e) in our Form 10-K filings for 2023 and 2024 as it was not required. The S&P SmallCap 600 Index is the same index we would have used if this disclosure was required and the same peer group used in prior years when such disclosure was made.

Disclosure of the Relationship Between Compensation Actually Paid and Financial Performance Measures

The graphs below describe the relationship between CAP (as calculated above) and our financial and stock performance for the indicated years. In addition, the first table below compares our cumulative TSR to peer group TSR for the indicated years.

DIRECTOR COMPENSATION

Non-executive directors are compensated by an annual retainer, in which may be settled in the form of equity-based awards. Until May 30, 2023, the equity component was in the form of DSUs under our Deferred Share Unit Plan for Non-Employee Directors (as amended and restated, the “DSU Plan”). Upon the departure of a director, the DSUs were designed to settle in cash using the market price of the Company’s Common Shares determined in accordance with the DSU Plan. DSUs granted prior to the adoption of the LTIP are governed by the terms of the DSU Plan and will be settled in cash. DSUs awarded after May 30, 2023 are now governed by the terms of our LTIP. The LTIP DSU awards will be settled on the departure of a director at the option of the Company in shares or cash to the such director, using the valuation terms described in the LTIP.

The retainers payable to members of the Board and each committee of the Board for 2024 are as follows:

Compensation
Board / Committee	Member	Chair
Board (1)	Annual retainer of $100,000	Annual retainer of $150,000
Audit Committee	Additional annual retainer of $7,500	Additional annual retainer of $15,000
Corporate Governance and Compensation Committee	Additional annual retainer of $5,000	Additional annual retainer of $10,000
Enterprise Risk Management Committee	Additional annual retainer of $5,000	Additional annual retainer of $10,000
Special Committees (2)	Per meeting attendance fee of $1,000	Per meeting attendance fee of $1,000

(1) During 2024, in addition to the regular retainer fees, the Corporate Governance and Compensation Committee and the Board approved a cash payment of $10,000 to each non-employee director for Q3 2024 and an additional cash payment of $10,000 for Q4 2024. These special fees were not eligible to be deferred or paid in the form of an equity award. The Board also approved an increase of the Chair’s annual fee effective January 1, 2025 to $180,000 and an increase of each director’s annual fee effective January 1, 2025 to $140,000.

(2) In January 2025, the Board established a Special Committee to evaluate the potential opportunity to acquire a block of shares (the “Special Committee”). The Special Committee recommended to the Board that the acquisition be approved. Upon the closing of the transaction on February 14, 2025 this Special Committee was disbanded. In 2022, the Board established a Special Committee to review and consider financing and other strategic alternatives. In 2023, the Board established a Special Committee to oversee legal matters. These two Special Committees were disbanded on September 30, 2024. As of the date of this Amendment No. 1, the Board has no Special Committees. During 2024, the members of each Special Committee received a fee of $1,000 for each meeting of that respective committee.

The Company also reimburses the directors for out-of-pocket expenses incurred to attend meetings.

Directors do not receive fees for attending meetings of the Board or standing committees; however, directors may be compensated for additional committee work as approved by the Board from time to time, including as members of the Special Committee as outlined above. Mr. Urban did not receive any additional compensation for his service as a director, and all compensation that he received for the 2024 year is reflected above within the Summary Compensation Table.

We have entered into indemnification agreements with each of our directors.

DSU Plan

As discussed in other sections of this document, DSUs were previously granted under the DSU Plan. Following the adoption of the LTIP on May 30, 2023, no new awards were granted under the DSU Plan, but awards previously granted under the DSU Plan have continued to be governed by the DSU Plan and have continued to be credited dividend equivalent rights under the DSU Plan. All share-based awards following the adoption of the LTIP, whether granted to employees, officers, consultants or directors, have been and will be granted under the LTIP.

DSUs are notional units which have the same value as the Common Shares. Under the DSU Plan, non-employee directors may elect to be credited 100% of their annual retainer in DSUs quarterly. Prior to the delisting of our Common Shares from Nasdaq, the number of DSUs granted quarterly were determined using the five-day weighted average trading price of the Common Shares immediately prior to each grant date, on the TSX.

The DSU Plan provides that upon a non-employee director’s resignation, death, or retirement from the Board, such non-employee director shall receive a cash payment equal to the five-day weighted average trading price of the Common Shares underlying the DSUs held by such non-employee director, determined as of the date of such non-employee director’s resignation, death, or retirement from the Board, on the TSX.

DSUs under the LTIP (Effective May 30, 2023)

Refer to the terms of DSUs under the LTIP described elsewhere in this document.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors for 2024.

Director	Fees Earned or Paid in Cash ($)(3)	Stock Awards ($)(4)	All Other Compensation ($)	Total Compensation ($)
Douglas Edwards	20,000	118,079	—	118,079
Aron English	20,000	104,396	—	104,396
Shalima Pannikode (1)	20,000	82,597	—	82,597
Holly Hess Groos (2)	2,893	10,533	—	10,533
Shaun Noll	20,000	123,310	—	123,310
Scott Robinson	20,000	158,592	—	158,592
Scott Ryan	20,000	141,739	—	141,739
Ken Sanders	—	69,958	—	69,958
(1)
Ms. Pannikode was appointed to the Board on March 4, 2024.
(2)
Ms. Groos was appointed to the Board on November 26, 2024 and all compensation was pro-rated for that period of time within the table above.
(3)
During the year, all board members received an additional cash payment of $20,000 for services rendered during the third and fourth quarter of 2024. The additional payment was pro-rated for Ms. Groos.
(4)
Amounts in this column include the value of annual retainers, meeting fees, and additional compensation for Special Committee work undertaken by directors and approved by the Board, as applicable, and paid as DSUs rather than cash. Amounts in this column for all non-employee directors represent the aggregate grant date fair value of the DSUs granted to non-employee directors in 2024, calculated in accordance with FASB ASC Topic 718 valued using the closing price of Common Shares as reported on the TSX on the day immediately preceding the specified date. The aggregate additional information regarding the assumptions underlying these calculations is available in Note 17 to our consolidated financial statements filed with our Form 10-K for the fiscal year ended December 31, 2024. There are no outstanding unvested DSUs as such awards are fully vested upon grant, but as of December 31, 2024, the following number of DSUs were held by each of our directors: Mr. Edwards, 788,005; Mr. English, 692,849; Mr. Noll, 749,029; Mr. Robinson, 926,686; Mr. Ryan, 886,895; Ms. Pannikode, 192,504 and Ms. Groos, 45,203.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes information, as of April 24, 2025, about the beneficial ownership of our Common Shares for:

•
each shareholder known by us to own beneficially 5% or more of our Common Shares;
•
each of our directors;
•
each of the named executive officers included in our Summary Compensation Table; and
•
all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares. Except as otherwise indicated by footnote, the number of shares and percentage ownership indicated in the following table is based on 189,649,452 outstanding Common Shares as of April 24, 2025. Our Common Shares subject to stock options or other derivative instruments that are currently exercisable or exercisable within 60 days of April 24, 2025 are deemed to be outstanding and to be beneficially owned by the entity or person holding such stock options or other derivative instrument for the purpose of computing the percentage ownership of such entity or person but are not treated as outstanding for the purpose of computing the number of shares owned and percentage ownership of any other entity or person.

Unless otherwise indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the following table will have sole voting and investment power with respect to all Common Shares shown as beneficially owned by them, except to the extent authority is shared by spouses under community property laws. The business address for each of our directors and executive officers is c/o DIRTT Environmental Solutions Ltd., 7303 30th Street S.E., Calgary, Alberta, Canada T2C 1N6.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares
5% shareholders
22NW Fund, LP and Aron English (1)	57,447,988	30.3%
WWT Opportunity #1 LLC and Shaun Noll (2)	53,670,644	28.3%
Directors and NEOs
Aron English (1)	57,447,988	30.3%
Shaun Noll (2)	53,670,644	28.3%
Douglas Edwards (3)	156,250	*
Scott Robinson (4)	273,269	*
Scott Ryan (5)	234,375	*
Shalima Pannikode	—	—
Holly Hess Groos (6)	—	—
Benjamin Urban (7)	1,290,778	*
Fareeha Khan (8)	179,025	*
Richard Hunter (9)	1,339,496	*
All directors and executive officers as a group (10 persons)	114,591,825	60.4%

* Less than 1%.

(1) As reported on Schedule 13D/A filed with the SEC on August 5, 2024. 22NW, as the investment manager of 22NW Fund, may be deemed to beneficially own the 49,955,045 Common Shares owned by 22NW Fund. 22NW GP, as the general partner of 22NW Fund, may be deemed to beneficially own the 49,955,045 Common Shares owned by 22NW Fund. 22NW Inc., as the general partner of 22NW, may be deemed to beneficially own the 49,955,045 Common Shares owned by 22NW

Fund. Aron English is the record owner of, and has the sole power to vote or direct the vote of, and the sole power to dispose or direct the disposition of, 7,492,943 Common Shares. Aron English, as the Portfolio Manager of 22NW, Manager of 22NW GP and President and sole shareholder of 22NW Inc., may be deemed to beneficially own the 49,955,045 Common Shares owned directly by 22NW Fund, which, together with the Common Shares he directly beneficially owns, constitutes an aggregate of 57,447,988 Common Shares. 22NW’s aggregate holdings also includes 2,181 Common Shares held by Alexander Jones and 2,272 Common Shares held by Bryson Hirai-Hadley, each of whom are employees of 22NW Group. The address of 22NW Fund, LP is 590 1st Ave S., Unit C1, Seattle, WA 98104.

(2) As reported on Schedule 13D/A filed with the SEC on August 6, 2024. WWT Opportunity #1 LLC is the record owner of, and has the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, 53,601,643 Common Shares. Shaun Noll is the record owner of, and has the sole power to vote or direct the vote of, and the sole power to dispose or direct the disposition of, 69,001 Common Shares. In addition, Shaun Noll, as the Managing Member of WWT Opportunity #1 LLC, beneficially owns, and has the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 53,601,643 Common Shares beneficially owned by WWT Opportunity #1 LLC. Together with the Common Shares that he directly owns, Shaun Noll may be deemed the beneficial owner of an aggregate of 53,670,644 Common Shares. The principal business address of WWT Opportunity #1 LLC is 1345 Avenue of the Americas, 46th Floor, New York, NY 10105. The address of Mr. Noll is 2494 Sand Hill Rd., Menlo Park, CA, 94025.

(3) Consists of 156,250 Common Shares held of record by Mr. Edwards.

(4) Consists of 273,269 Common Shares held of record by Mr. Robinson.

(5) Consists of 234,375 Common Shares held of record by Mr. Ryan.

(6) Consists of nil Common Shares held of record by Ms. Pannikode.

(7) Consists of nil Common Shares held of record by Ms. Groos.

(8) Consists of 1,290,778 of Common Shares held of record by Mr. Urban.

(9) Consists of 179,025 of Common Shares held of record by Ms. Khan.

(10) Consists of 1,339,496 Common Shares held of record by Mr. Hunter.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about securities that may be issued under the outstanding equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by security holders
LTIP	16,759,521	(3)	-	5,724,421
ESPP	-	(4)	-	2,179,534	(5)
Equity compensation plans not approved by security holders	-		-	-
TOTAL	16,759,521			7,903,955

(1) Awards granted under the ESPP are not reported in this column because the price paid for Common Shares under the ESPP is based on a floating exercise price.

(2) The Common Shares reserved for issuance will be issuable upon the exercise or vesting of future awards issued under our LTIP. Effective May 22, 2020, no new stock options may be awarded under the Option Plan.

(3) This number includes outstanding time-based RSUs, PSUs at the maximum settlement level, and all DSUs issued under the LTIP, which may be settled in Common Shares.

(4) Common Shares subject to outstanding rights under the ESPP are not reported in this column, consistent with SEC guidance.

(5) This figure reflects 2,179,534 Common Shares that otherwise remain issuable under the ESPP as of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

Other than the director and executive compensation arrangements discussed above in “Executive Compensation” and “Director Compensation,” and as set out below, there have not been any transactions since January 1, 2023, to which we have been or will be a participant, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of any class of our voting shares, or any member of the immediate family of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

On March 15, 2023, the Company entered into the Debt Settlement Agreement with 22NW. Pursuant to the Debt Settlement Agreement, the Company agreed to reimburse 22NW for the debt related to the 2022 meeting of shareholders, being $1,559,898, in exchange for a release of (i) the Company from any claims for reimbursement of expenses incurred by 22NW in relation to the 2022 meeting of shareholders; and (ii) the Company’s present and future directors, officers and employees of and from all actions, causes of action, suits, debts, dues, controversies, accounts, bonds, bills, covenants, contracts, agreements, judgments, claims, costs, obligations, charges, security interests and demands whatsoever, in law or in equity, which may be related to any claims 22NW now has, ever had or hereafter can, shall or may have against the Company for or by reason of or in any way arising, directly or indirectly, out of the 2022 meeting of shareholders.

Pursuant to the Debt Settlement Agreement, the Company agreed to repay the Debt by either, or a combination of, (a) a cash payment or (b) the issuance of equity securities of the Company to 22NW.

In connection with the entry into the Debt Settlement Agreement, on March 15, 2023, the Company entered into the Share Issuance Agreement, pursuant to which the Company agreed to repay the Debt with the issuance of 3,899,745 Common Shares to 22NW at a deemed price of $0.40 per Common Share, subject to shareholder approval at the 2023 annual general meeting of shareholders. At the annual general meeting of shareholders held on May 30, 2023, shareholders voted to approve the issuance of Common Shares.

During the year ended December 31, 2023, 22NW Fund and Aron English (collectively, the “22NW Group”) acquired an aggregate of C$18.9 million of our 6.00% convertible unsecured subordinated debentures due January 31, 2026 (the “January Debentures”) and C$13.6 million of our 6.25% convertible unsecured subordinated debentures due December 31, 2026 (together with the January Debentures, the “Debentures”), respectively (the “22NW Debenture Purchases”). Interest accrued on the Debentures owned by the 22NW Group for the year ended December 31, 2023 was C$0.4 million and interest expense paid was C$0.5 million. Interest on the Debentures held by the 22NW Group is earned on terms applicable to all Debenture holders.

On November 21, 2023, the Company announced a C$30,000,000 rights offering (the “Rights Offering”). Pursuant to the Rights Offering, the Company distributed at no charge to holders of the Common Shares of record as of the close of business on December 12, 2023, transferable subscription rights to purchase up to an aggregate of up to approximately 85,714,285 Common Shares. In connection with the Rights Offering, the Company entered into a standby purchase agreement with 22NW Fund and 726 dated November 20, 2023 (the “Standby Purchase Agreement”), pursuant to which each of 22NW and 726, or their permitted assigns (collectively and including WWT, to which 726 transferred their entire holdings on December 1, 2023, the “Standby Purchasers”) agreed to exercise their basic subscription privilege under the Rights Offering in full and, in addition thereto, to collectively purchase all Common Shares not subscribed for by holders under the basic subscription privilege or additional subscription privilege, so that at least 85,714,285 Common Shares would be sold and the Company would realize gross proceeds of C$30,000,000 under the Rights Offering (subject to adjustments for rounding and inclusive of the obligations under the Standby Purchase Agreement). Pursuant to the Rights Offering, Aron English and 22NW Fund collectively acquired 29,767,055 Common Shares for total consideration of C$10,418,469.25, Shaun Noll and 726 collectively acquired 31,185,364 Common Shares for total consideration of C$10,914,877.40, and all other directors and executive officers acquired 839,884 Common Shares for total consideration of C$293,959.40.

Under the Standby Purchase Agreement, the Company agreed to reimburse the Standby Purchasers for reasonable legal and other expenses in connection with the Standby Purchase Agreement, up to a maximum of C$30,000 per Standby Purchaser.

On August 2, 2024, the Company entered into a Convertible Debenture Repurchase Agreement with 22NW Group to purchase for cancellation C$18.9 million ($14.0 million) principal amount of the January Debentures and C$13.6 million ($10.1 million) principal amount of the December Debentures from 22NW for an aggregate purchase price of C$22.1 million ($16.2 million) (the “Debenture Repurchase”). Interest earned on such Debentures up to, but not including, the date of repurchase for the year ended December 31, 2024 was $1.0 million, and for the year ended December 31, 2023 was $0.9 million. As at December 31, 2024, 22NW no longer held any Debentures.

Additionally, on August 2, 2024, the Company entered into a support and standstill agreement (the “Support Agreement”), with 22NW Fund and WWT, DIRTT’s two largest shareholders, which replaced the support and standstill agreement entered into with 22NW on March 22, 2024. Under the Support Agreement, both 22NW and WWT agreed to certain voting and standstill obligations, including voting in favor of the management director nominees at the meeting and DIRTT’s annual general meeting of shareholders to be held in 2026. Additionally, each of 22NW and WWT has the right to designate a director nominee at this Meeting and at the annual general meeting of shareholders to be held in 2026, subject to certain restrictions with respect to commencing a take-over bid for the Company. The Support Agreement also permits WWT to acquire up to 4,067,235 additional shares through market purchases, which provides WWT with an opportunity to own the same number of shares as 22NW. The Support Agreement otherwise prohibits each of 22NW and WWT from acquiring any additional shares.

To give effect to the terms of the Support Agreement, the Board adopted the Amended and Restated SRP, effective August 2, 2024, which amended and restated the Company’s shareholder rights plan agreement originally adopted by the Board on March 22, 2024 (the “Original SRP”). The Amended and Restated SRP was ratified by shareholders at the special meeting held on September 20, 2024. The Amended and Restated SRP revised the definition of “Exempt Acquisition” in order to permit WWT to acquire additional common shares without triggering the provisions of the Amended and Restated SRP. The Amended and Restated SRP is otherwise consistent with the Original SRP and is substantially similar to the rights plan adopted by the Company in 2021. Like the Original SRP, the Amended and Restated SRP is intended to help ensure that all shareholders of the Company are treated fairly and equally in connection with any unsolicited take-over bid or other acquisition of control of the Company (including by way of a “creeping” take-over bid). The Amended and Restated SRP was not adopted in response to any specific proposal to acquire control of the Company, and the Board was not aware of any pending or potential take-over bid for the Company at the time of the adoption.

Related Party Transactions Policy

The Company has adopted a written Related Party Transactions Policy, which provides that our Corporate Governance and Compensation Committee is responsible for reviewing “related party transactions,” which are transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships), to which we are a party, in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has, had or will have a direct or indirect material interest. For purposes of this policy, a “related person” is defined to include a director, executive officer, nominee for director and greater than 5% beneficial owner of our voting securities, in each case since the beginning of the most recently completed year, and any of their immediate family members. In determining whether to approve or ratify any such transaction, the Corporate Governance and Compensation Committee will take into account, among other factors it deems appropriate, (i) whether the transaction is on terms comparable to the terms generally available to unaffiliated third parties under the same or similar circumstances and (ii) the extent of the related party’s interest in the transaction.

Except for the 22NW Debenture Purchases, all of the transactions described above in “Transactions with Related Parties” were approved in accordance with the foregoing policies and procedures. The 22NW Debenture Purchases were not approved pursuant to the Related Party Transactions Policy because the Company was not involved in the transactions, which were solely between the 22NW Group and third parties.

Interest of Informed Persons in Material Transactions

Other than as disclosed under “Certain Relationships and Related-Party Transactions”, management is not aware of any material interest, direct or indirect, of any informed person of the Company, any proposed director or any associate or affiliate of any informed person or proposed director in any transaction since the commencement of the Company’s most recently completed financial year, or in any proposed transaction, that has materially affected or would materially affect the Company or any of its affiliates or subsidiaries.

Indebtedness of Directors and Executive Officers

As of the date of this Amendment No. 1, no director, executive officer, other corporate officer or employee of the Company, or any former director, executive officer, other corporate officer or employee of the Company, or any associate of any of the foregoing, is, or has been at any time during 2024, indebted to the Company or its subsidiaries, either in connection with the purchase of securities of the Company or otherwise.

Item 14. Principal Accounting Fees and Services.

The following table sets out the fees for services provided to us by our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), for the years ended December 31, 2024 and 2023.

Nature of Services	December 31, 2024 (1)	December 31, 2023 (1)
Audit Fees (2)	$540,201	$543,697
Audit-Related Fees (3)	$23,751	$39,999
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$563,952	$583,696

(1) Such fees were paid in Canadian dollars and translated into U.S. dollars using the daily average exchange rate as reported by the H.10 statistical release of the Board of Governors of the Federal Reserve System on December 31, 2024 of C$1.4400 = US$1.00 and on December 29, 2023 of C$1.3202 = US$1.00 for the respective periods.

(2) Consists of fees for audit services. This includes, among other things, quarterly reviews and audit of the annual financial statements.

(3) Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in (2) above. This includes, among other things, fees paid to the Canadian Public Accountability Board and review of the Company’s Registration Statements on S-8.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee reviews and pre-approves all audit and non-audit services performed by our independent registered public accounting firm. The Audit Committee approved all services rendered by PwC in the fiscal year ended December 31, 2024, in accordance with these policies.

In its review of non-audit services, the Audit Committee considers, among other things, the possible impact of the performance of such services on the independence of our independent registered public accounting firm. The Audit Committee has determined that the non-audit services performed by PwC in the fiscal year ended December 31, 2024, were compatible with maintaining the independence of our independent registered public accounting firm. Additional information concerning the Audit Committee and its activities can be found in this Amendment No. 1 under “Corporate Governance.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of the report:

(1) Financial Statements: Incorporated by reference to Item 15(a)(1) of the 2024 Annual Report.

(2) Financial Statement Schedules: Incorporated by reference to Item 15(a)(2) of the 2024 Annual Report.

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

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed February 26, 2025).

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

4.5

Amended and Restated Shareholder Rights Plan Agreement, dated as of August 2, 2024, by and between DIRTT Environmental Solutions Ltd. and Computershare Trust Company of Canada, as rights agent (incorporated by reference to Exhibit 4.1 of the Registrants Current Report on Form 8-K, File No. 001-39061, filed August 2, 2024).

Exhibit No.	Exhibit or Financial Statement Schedule

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

10.17+

Indemnity Agreement, dated August 2, 2023, between DIRTT Environmental Solutions Ltd and Fareeha Khan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-39061, filed on November 9, 2023).

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

Exhibit No.	Exhibit or Financial Statement Schedule

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

10.30

Release, dated November 30, 2022, by and among DIRTT Environmental Solutions Ltd., 726 BC LLC and 726 BF LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, File No. 001-39061, filed on November 30, 2022).

10.31#†

Second Amendment to Loan Agreement, dated February 9, 2023, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K, File No. 001-39061, filed on February 22, 2023).

10.32+#†

Co-ownership Agreement by and between DIRTT Environmental Solutions Ltd. and Armstrong World Industries, Inc., effective May 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 001-39061, filed on August 2, 2023).

10.33+#

DIRTT Environmental Solutions Ltd. Amended and Restated Long Term Incentive Program effective May 30, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-39061, filed on August 2, 2023).

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

10.37#

Indemnity Agreement, dated March 4, 2024, between DIRTT Environmental Solutions Ltd and Shalima Pannikode (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, File No. 001-39061, filed on May 8, 2024).

Exhibit No.	Exhibit or Financial Statement Schedule

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

10.40#

Convertible Debenture Repurchase Agreement, dated as of August 2, 2024, by and between DIRTT Environmental Solutions Ltd. and 22NW Fund, LP (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed August 2, 2024).

10.41#

Support and Standstill Agreement, dated as of August 2, 2024, by and among DIRTT Environmental Solutions Ltd., 22NW Fund, LP and WWT Opportunity #1 LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed August 2, 2024).

10.42#

Indemnity Agreement, dated November 26, 2024, between DIRTT Environmental Solutions Ltd. and Holly Hess Groos (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

10.43#

Triparty Agreement dated February 20, 2025, by and among Royal Bank of Canada, Great Midwest Insurance Company and any other company that is part of or added to Skyward Specialty Insurance Group, Inc. for which surety business is underwritten by the Skyward Specialty surety division and DIRTT Environmental Solutions Ltd. and DIRTT Environmental Solutions, Inc. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

10.44#

Fourth Amendment to Loan Agreement, dated February 12, 2025, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

10.45#†

Fifth Amendment to Loan Agreement, dated February 20, 2025, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

10.46#†

Lease Amending Agreement dated April 25, 2024, by and between Piret (7303 - 30th Street SE) Holdings Inc. and DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

Exhibit No.	Exhibit or Financial Statement Schedule

19.2	Insider Trading Policy (Pre-clearance group) (incorporated by reference to Exhibit 19.2 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

21.1	Subsidiaries of DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 26, 2025).

23.1

Consent of PricewaterhouseCoopers, L.L.P., independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed February 26, 2025).

31.1*

Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed February 26, 2025).

32.1

Certification of the Principal Executive Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed February 26, 2025).

32.2

Certification of the Principal Financial Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed February 26, 2025).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Exhibit or Financial Statement Schedule

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

Date: May 2, 2025 By: /s/ Benjamin Urban

Name: Benjamin Urban

Title: Chief Executive Officer (Principal Executive Officer)