Form 10-Q
period 2025-03-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2025-05-07
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The registrant had 189,576,796 common shares outstanding as of April 29, 2025.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those contained in, or expressed or implied by such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 26, 2025 (the “Annual Report on Form 10-K”), and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•
the effects of tariffs or other trade barriers on exports or imports to and from Canada and the U.S., and retaliatory measures in response thereto, including potential increases in the cost of our raw materials and ultimately our products;
•
general economic and business conditions in the jurisdictions in which we operate, including potential recession risks in North America;
•
our ability to successfully implement the Company’s strategic transformation plan to grow DIRTT’s revenue and manage profitability;
•
inflation and material fluctuations of commodity prices, including raw materials, and our ability to set prices for our products that satisfactorily adjust for inflation, tariffs, and fluctuations in commodity prices;
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
•
our ability to attract, train and retain qualified hourly labor on a timely basis to increase overall productive capacity in our manufacturing facilities to enable us to capture any rising demand in the construction industry;
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

ii

•
defects in our designing and manufacturing software and warranty and product liability claims brought against us;
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
•
the impact of environmental, social and governance (“ESG”) matters on our business, including potentially incurring additional expenses implementing Canadian, U.S. and other regulations requiring additional disclosures regarding greenhouse gas emissions and/or broader ESG related-factors;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheet

(Unaudited – Stated in thousands of U.S. dollars)

	As at March 31,	As at December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	28,443	29,288
Restricted cash	243	243
Trade and accrued receivables, net of expected credit losses of $0.1 million at March 31, 2025 and December 31, 2024	16,203	19,494
Other receivables	669	416
Inventory	14,474	15,109
Prepaids and other current assets	2,659	2,609
Total Current Assets	62,691	67,159
Property, plant and equipment, net	19,232	20,199
Capitalized software, net	2,753	2,548
Operating lease right-of-use assets, net	24,404	25,369
Other assets	2,787	2,945
Total Assets	111,867	118,220
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	14,480	16,352
Other liabilities	3,434	3,217
Customer deposits and deferred revenue	3,656	4,028
Current portion of long-term debt and accrued interest	11,740	359
Current portion of lease liabilities	5,537	5,619
Total Current Liabilities	38,847	29,575
Long-term debt	10,601	21,993
Long-term lease liabilities	23,218	24,062
Total Liabilities	72,666	75,630
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 189,746,419 issued and outstanding at March 31, 2025 and 193,605,237 issued and outstanding at December 31, 2024	214,661	219,023
Additional paid-in capital	9,773	8,206
Accumulated other comprehensive loss	(18,474)	(18,541)
Accumulated deficit	(166,759)	(166,098)
Total Shareholders’ Equity	39,201	42,590
Total Liabilities and Shareholders’ Equity	111,867	118,220

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2025	2024
Product revenue	40,346	39,039
Service revenue	949	1,808
Total revenue	41,295	40,847

Product cost of sales	26,356	24,992
Service cost of sales	397	1,207
Total cost of sales	26,753	26,199
Gross profit	14,542	14,648

Expenses
Sales and marketing	5,177	5,920
General and administrative	5,480	4,566
Operations support	2,030	1,775
Technology and development	1,228	1,251
Stock-based compensation	739	675
Reorganization	210	138
Impairment charge on Rock Hill Facility	-	530
Total operating expenses	14,864	14,855

Operating loss	(322)	(207)
Gain on extinguishment of convertible debt	7	2,931
Foreign exchange (loss) gain	(112)	919
Interest income	262	489
Interest expense	(451)	(1,054)
	(294)	3,285
Net (loss) income before tax	(616)	3,078
Income taxes
Current and deferred income tax expense	45	33
Net (loss) income after tax	(661)	3,045

Net (loss) income per share
Net (loss) income per share − basic	(0.00)	0.02
Net (loss) income per share − diluted	(0.00)	0.01

Weighted average number of shares outstanding (in thousands)
Basic	191,580	183,668
Diluted	191,580	288,479

Interim Condensed Consolidated Statement of Comprehensive (Loss) Income

	For the Three Months Ended March 31,
	2025	2024
Net (loss) income after tax for the period	(661)	3,045
Exchange differences on translation of foreign operations	67	(297)
Comprehensive (loss) income for the period	(594)	2,748

Interest expense for the three months ended March 31, 2025 includes $nil earned by a related party ($0.4 million for the three months ended March 31, 2024). Refer to Note 16.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2023	105,377,667	196,128	7,954	(16,125)	(180,856)	7,101
Stock-based compensation	-	-	248	-	-	248
Issued on vesting of RSUs	521,253	771	(771)	-	-	-
Issued on Rights Offering (as defined in Note 14)	85,714,285	21,273	-	-	-	21,273
Issued for employee share purchase plan	267,021	122	-	-	-	122
RSUs withheld to settle employee tax obligations	-	-	(76)	-	-	(76)
Foreign currency translation adjustment	-	-	-	(297)	-	(297)
Net income for the period	-	-	-	-	3,045	3,045
As at March 31, 2024	191,880,226	218,294	7,355	(16,422)	(177,811)	31,416
As at December 31, 2024	193,605,237	219,023	8,206	(18,541)	(166,098)	42,590
Stock-based compensation	-	-	566	-	-	566
Issued on vesting of RSUs	343,455	366	(366)	-	-	-
RSUs withheld to settle employee tax obligations	-	-	(1)	-	-	(1)
Issued for employee share purchase plan	236,834	152	-	-	-	152
Cancelled from Shares NCIB and Share Repurchase (each as defined in Note 9)	(4,439,107)	(4,880)	1,368	-	-	(3,512)
Foreign currency translation adjustment	-	-	-	67	-	67
Net loss for the period	-	-	-	-	(661)	(661)
As at March 31, 2025	189,746,419	214,661	9,773	(18,474)	(166,759)	39,201

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income for the period	(661)	3,045
Adjustments:
Depreciation and amortization	1,480	1,534
Impairment charge on Rock Hill Facility	-	530
Stock-based compensation	739	675
Foreign exchange loss (gain)	256	(978)
Gain on extinguishment of convertible debt	(7)	(2,931)
Accretion of convertible debentures	84	180
Loss on disposal	115	-
Changes in operating assets and liabilities:
Trade and accrued receivables	3,293	(34)
Other receivables	(247)	(3)
Inventory	651	597
Prepaid and other assets, current and long term	17	1,437
Accounts payable and accrued liabilities	(1,694)	(4,072)
Customer deposits and deferred revenue	(371)	(2,202)
Current portion of long-term debt and accrued interest	(10)	(152)
Lease liabilities	39	331
Net cash flows provided by (used in) operating activities	3,684	(2,043)
Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(298)	(344)
Capitalized software development expenditures	(479)	(442)
Other asset expenditures	(6)	(79)
Recovery of software development expenditures	54	121
Proceeds on sale of assets held for sale	-	1,025
Net cash flows (used in) provided by investing activities	(729)	281
Cash flows from financing activities:
Common share repurchases	(3,512)	-
Repayment of long-term debt	(96)	(5,074)
Net proceeds received from Rights Offering	-	21,273
Employee tax payments on vesting of RSUs	(1)	(76)
Net cash flows (used in) provided by financing activities	(3,609)	16,123
Effect of foreign exchange on cash, cash equivalents and restricted cash	(191)	(230)
Net (decrease) increase in cash, cash equivalents and restricted cash	(845)	14,131
Cash, cash equivalents and restricted cash, beginning of period	29,531	25,099
Cash, cash equivalents and restricted cash, end of period	28,686	39,230
Supplemental disclosure of cash flow information:
Interest paid	(358)	(1,005)
Income taxes paid	(5)	-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within
the consolidated balance sheet.	As at March 31,
	2025	2024
Cash and cash equivalents	28,443	38,989
Restricted cash	243	241
Total cash, cash equivalents and restricted cash	28,686	39,230

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of March 31, 2025, and its results of operations and cash flows for the three months ended March 31, 2025 and 2024. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 included in the Annual Report on Form 10-K of the Company as filed with the SEC and applicable securities commission or similar regulatory authorities in Canada.

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

3. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

On December 14, 2023, the FASB issued Accounting Standards Update No. 2023-09, “Improvements to Income Tax Disclosures” (“ASU-2023-09”) further disaggregated information on an entity’s tax rate reconciliation and income taxes paid. The amendments in ASU-2023-09 are effective for fiscal years beginning after December 15, 2024, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this standard and expects the impact to be limited to disclosures.

On November 5, 2024, the FASB issued Accounting Standards Update No. 2024-03, “Disaggregation of Income Statement Expenses” (“ASU-2024-03”) which requires further disaggregated information on an entity’s types of expenses presented to better understand the components of an entity’s expense captions. The amendments within ASU-2024-03 are effective for annual reporting periods starting December 15, 2026, and interim periods beginning after December 15, 2027, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this standard and expects the impact to be limited to disclosures.

On November 27, 2024, the FASB issued Accounting Standards Update No. 2024-04, “Induced Conversions of Convertible Debt Instruments” (“ASU-2024-04”) which requires discussing an entity’s assessment of induced conversion and debt extinguishment of convertible debt instruments. The amendments in ASU-2024-04 are effective for fiscal years beginning after December 15, 2025, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this standard.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its Financial Statements.

4. GAIN ON EXTINGUISHMENT OF CONVERTIBLE DEBENTURES

On February 15, 2024, the Company commenced a substantial issuer bid and tender offer (the “Issuer Bid”) pursuant to which the Company offered to repurchase for cancellation: (i) up to C$6.0 million principal amount of its issued and outstanding January Debentures (as defined in Note 7) at a purchase price of C$720 per C$1,000 principal amount of January Debentures, and (ii) up to C$9.0 million principal amount of its issued and outstanding December Debentures (as defined in Note 7 and together with the January Debentures, the “Debentures”), at a purchase price of C$600 per C$1,000 principal amount of December Debentures.

C$4.7 million ($3.5 million) aggregate principal amount of the January Debentures and C$5.8 million ($4.3 million) aggregate principal amount of December Debentures were validly deposited and not withdrawn at the expiration of the Issuer Bid on March 22, 2024, representing approximately 11.66% of the January Debentures and 16.50% of the December Debentures issued and outstanding at that time. The Company took up all the Debentures (as defined in Note 7) tendered pursuant to the Issuer Bid for aggregate consideration of C$7.0 million ($5.2 million) (comprised of C$6.9 million ($5.1 million) repayment on principal and interest of C$0.1 million ($0.1 million)).

On August 28, 2024, the Company commenced a normal course issuer bid (the “Debentures NCIB”) for the Debentures which will terminate no later than August 27, 2025. Under the Debentures NCIB, DIRTT is permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. For the three months ended March 31, 2025, C$0.1 million ($0.1 million) and C$0.03 million ($0.02 million) principal amounts of the December Debentures and January Debentures, respectively, had been acquired through the Debentures NCIB ($nil for the three months ended March 31, 2024).

In accordance with GAAP, it was determined that the C$0.1 million ($0.1 million) repayment on convertible debt through the Debentures NCIB in the three months ended March 31, 2025 and the C$6.9 million ($5.1 million)

repayment of convertible debt through the Issuer Bid in the three months ended March 31, 2024, triggered an extinguishment of C$0.1 million ($0.1 million) (C$10.5 million ($7.8 million) for the three months ended March 31, 2024) of principal amount of debt. The gain on extinguishment of C$0.01 million ($0.01 million) and C$3.9 million ($2.9 million) for the three months ended March 31, 2025 and March 31, 2024, respectively, was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs (refer to Note 7).

5. TRADE AND ACCRUED RECEIVABLES

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial well-being of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At March 31, 2025, approximately 75% of our trade accounts receivable are insured, relating to accounts receivable from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the three months ended March 31, 2025, one Construction Partner accounted for 9% of revenue (one Construction Partner for the three months ended March 31, 2024). In addition, and where possible, we collect a 50% deposit on sales, excluding the government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	March 31, 2025	December 31, 2024
Current	13,617	16,677
Overdue	2,685	2,916
	16,302	19,593
Less: expected credit losses	(99)	(99)
Trade and accrued receivables, net of expected credit losses	16,203	19,494

No adjustment to our expected credit losses of $0.1 million was required for the three months ended March 31, 2025. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

6. OTHER LIABILITIES

	As at
	March 31, 2025	December 31, 2024
Warranty provisions (1)	849	849
DSU liability	2,203	2,028
Income taxes payable	44	-
Sublease deposits	206	206
Other provisions and other liabilities	132	134
Other liabilities	3,434	3,217

(1)
The following table presents a reconciliation of the warranty provision balance:

	As at
	March 31, 2025	December 31, 2024
As at January 1,	849	873
Additions to warranty provision	178	640
Payments related to warranties	(178)	(664)
	849	849

7. LONG-TERM DEBT

	Revolving Credit Facility	Leasing Facilities	Convertible Debentures	Total Debt
Balance at January 1, 2024	-	484	55,624	56,108
Accretion of issue costs	-	-	1,491	1,491
Accrued interest	-	35	2,402	2,437
Interest payments	-	(35)	(2,839)	(2,874)
Principal repayments	-	(78)	(21,408)	(21,486)
Gain on extinguishment	-	-	(10,426)	(10,426)
Exchange differences		(33)	(2,865)	(2,898)
Balance at December 31, 2024	-	373	21,979	22,352
Current portion of long-term debt and accrued interest	-	78	281	359
Long-term debt	-	295	21,698	21,993

Balance at January 1, 2025	-	373	21,979	22,352
Accretion of issue costs	-	-	84	84
Accrued interest	-	7	341	348
Interest payments	-	(7)	(351)	(358)
Principal repayments	-	(21)	(75)	(96)
Gain on extinguishment	-	-	(7)	(7)
Exchange differences	-	2	16	18
Balance at March 31, 2025	-	354	21,987	22,341
Current portion of long-term debt and accrued interest	-	80	11,660	11,740
Long-term debt	-	274	10,327	10,601

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Company was able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of (i) 75% of the book value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). Interest was calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability” (defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash), was less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR had been below 1.10:1 for the three immediately preceding months, the Company was required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Canada Leasing Facility and a leasing facility in the United States that is no longer available (together, the “Leasing Facilities”). Should an event of default have occurred or the Aggregate Excess Availability been less than C$6.25 million for five consecutive business days, the Company would have entered a cash dominion period whereby the Company’s bank accounts would have been blocked by RBC and daily balances would have offset any borrowings and any remaining amounts made available to the Company.

On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility had a borrowing base of C$15.0 million and a one-year term. Interest was calculated as at the Canadian or U.S. prime rate plus 75 basis points or the Canadian Dollar Offered Rate or Term Secured Overnight Financing

Rate (“Term SOFR”) plus 200 basis points plus the Term SOFR Adjustment (as defined in the amended loan agreement governing the Extended RBC Facility). Under the Extended RBC Facility, if the trailing twelve-month FCCR was not above 1.25 for three consecutive months, a cash balance equivalent to one-year’s worth of Leasing Facilities payments was required to be maintained. Effective October 2023, inventory was scoped out of the Borrowing Base.

On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15.0 million and a one-year term. Interest is calculated at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case plus 200 basis points. The Second Extended RBC Facility removed the three-month FCCR covenant, which resulted in the release of $0.1 million of restricted cash during the first quarter of 2024. On February 11, 2025, the Company extended the Second Extended RBC Facility (the “Third Extended RBC Facility”) for a period of two weeks up to February 25, 2025 whilst the Company and RBC completed negotiations.

On February 20, 2025, the Company extended the Third Extended RBC Facility (the “Fourth Extended RBC Facility”). The Fourth Extended RBC Facility is subject to the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million and matures on November 30, 2025. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. At March 31, 2025, available borrowings are C$10.9 million ($7.6 million) (December 31, 2024 – C$14.4 million ($10.0 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Fourth Extended RBC Facility also includes a new letter of credit facility guaranteed by the Export Development of Canada of C$5.0 million. The Company has also entered into a bonding facility with Great Midwest Insurance Company, and any other company that is part of or added to Skyward Specialty Insurance Group, Inc. (“Skyward”), which allows access to a $15.0 million bonding facility subject to an individual maximum of $5.0 million. Under the terms of the facility with Skyward, any bonds issued will be secured through Letters of Credit issued pursuant to the Fourth Extended RBC Facility. At March 31, 2025, no bonds have been issued through such bonding facility.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.1 million) has been drawn and C$3.9 million ($2.9 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%.

The Company did not make any draws on the Canada Leasing Facility during the three months ended March 31, 2025 (2024 – $nil). The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures (the “January Debentures”) with a syndicate of underwriters. On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures will mature and be repayable on January 31, 2026 (the “January Debentures Maturity Date”) and accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The January Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. As a result of the Rights Offering (as defined herein) (refer to Note 14), the conversion price of the January Debentures was adjusted to C$4.03 per common share representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures, and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures (refer to Note 4). On August 2, 2024, the Company purchased C$18,915,000 principal amount of the January Debentures for cancellation held by 22NW Fund, LP (“22NW”) (together with the purchase of C$13,638,000 principal amount of the December Debentures for cancellation held by 22NW) (the “Debenture Repurchase”). On August 26, 2024, the Company announced the Debentures NCIB, which commenced on August 28, 2024. During the first quarter of 2025, the Company repurchased for cancellation C$0.03 million ($0.02 million) principal amount of January Debentures as part of the Debentures NCIB. As at March 31, 2025, C$16.6 million ($11.5 million) principal amount of the January Debentures was outstanding.

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures (the “December Debentures”) with a syndicate of underwriters. The December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. As a result of the Rights Offering (refer to Note 14), the conversion price of the December Debentures was adjusted to C$3.64 per common share representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures (refer to Note 4). On August 2, 2024, the Company repurchased for cancellation C$13.6 million ($10.1 million) principal amount of December Debentures held by 22NW. On August 26, 2024, the Company announced the Debentures NCIB which commenced on August 28, 2024. During the first quarter of 2025, the Company repurchased for cancellation C$0.1 million ($0.1 million) principal amount of the December Debentures as part of the Debentures NCIB. As at March 31, 2025, C$15.2 million ($10.5 million) principal amount of the December Debentures was outstanding.

8. STOCK-BASED COMPENSATION

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

Stock-based compensation expense

	For the Three Months Ended March 31,
	2025	2024
Equity-settled awards	739	493
Cash-settled awards	-	182
	739	675

The following summarizes RSUs, PRSUs, PSUs (each as defined herein) and DSUs activity during the periods:

	RSU Time-	RSU Performance-
	Based	Based	PSU	DSU
	Number of	Number of	Number of	Number of
	units	units	units	units
Outstanding at December 31, 2023	3,530,564	64,029	1,845,608	3,086,172
Granted	350,000	-	-	496,095
Vested or settled	(508,679)	(12,574)	-	-
Withheld to settle employee tax obligations	(146,343)	-	-	-
Forfeited or expired	(29,214)	(6,278)	-	-
Outstanding at March 31, 2024	3,196,328	45,177	1,845,608	3,582,267
Outstanding at December 31, 2024	10,260,791	45,177	1,845,608	4,033,894
Granted	-	-	-	247,277
Vested or settled	(343,455)	-	-	-
Withheld to settle employee tax obligations	(952)	-	-	-
Forfeited or expired	(73,235)	(45,177)	-	-
Outstanding at March 31, 2025	9,843,149	-	1,845,608	4,281,171

Restricted share units (time-based vesting)

Except as noted below, outstanding restricted share units (“RSUs”) that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant. At the end of a three-year term, the RSUs will be settled by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in the three months ended March 31, 2024 was C$0.50 which was determined using the closing price of the Company’s common shares on their respective grant dates. There were no RSUs granted in the three months ended March 31, 2025.

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

Restricted share units (performance-based vesting)

During 2022 and 2021, restricted share units were granted to executives with service and performance-based conditions for vesting based on the Company’s share price performance (the “PRSUs”). Based on share price performance since the date of grant, 66.7% of the 2021 PRSUs vested on March 1, 2024, but none of the 2022 PRSUs vested upon completion of the three-year service period. As at March 31, 2024, the Company had 45,177 PRSUs outstanding. All PRSUs were expired as of March 31, 2025.

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through performance share units (“PSUs”). The performance period of the PSUs is from January 1, 2023 to December 31, 2026 with a cliff vesting term for December 31, 2026. 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of March 31, 2025, the fair value of these PSUs have been deemed to be $nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023, 738,553 PSUs with a $nil value were forfeited as a result of an executive departure and 1,845,608 PSUs with a $nil value are outstanding at March 31, 2025.

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the period. DSUs outstanding at March 31, 2025 had a fair value of $0.7 million which is included in other liabilities on the balance sheet (December 31, 2024 – $0.7 million).

Granted under the 2023 and 2024 LTIP

DSUs granted after May 30, 2023 (the “New DSUs”) will be settled by way of the provision of cash or shares (or a combination thereof) to the Directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the DSUs granted in the first quarter of 2024 and 2025 was C$0.67 ($0.49) and C$1.04 ($0.73), respectively, which was determined using the closing price of the Company’s common shares on the grant date. New DSUs outstanding at March 31, 2025 had a fair value of $1.5 million which is included in other liabilities on the balance sheet (December 31, 2024 – $1.3 million).

Options

As at March 31, 2024, the Company had 208,409 options outstanding. No options were exercised during the three months ended March 31, 2024. All options were expired as of December 31, 2024.

Dilutive Instruments

For the three months ended March 31, 2025, 6.6 million RSUs, 3.0 million New DSUs, 1.8 million PSUs and 31.4 million shares which would have been issued if the principal amount of the Debentures was settled in common shares at the quarter-end price were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net loss per share.

For the three months ended March 31, 2024, 3.8 million RSUs (including PRSUs), 2.3 million New DSUs, 1.8 million PSUs, 0.2 million options, and 96.7 million shares which would be issued if the principal amount of the Debentures was settled in our common shares at the quarter-end price were included in the diluted weighted average number of common shares calculation. See Note 10 for the dilutive impact on net income per share.

9. SHARE REPURCHASES

On December 18, 2024, the Company announced a normal course issuer bid for common shares (the “Shares NCIB”), which commenced on December 20, 2024 and terminates on December 19, 2025, and which permits DIRTT to acquire up to 7,515,233 common shares. All repurchases under the Shares NCIB will be made on the open market through the facilities of the Toronto Stock Exchange (“TSX”) at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB will be immediately cancelled.

On February 13, 2025, the Company entered into a share repurchase agreement (the “Repurchase Agreement”) with NGEN III, LP (“NGEN”), pursuant to which the Company purchased for cancellation 3,920,844 common shares held by NGEN at a purchase price of $0.80 per share (the “Share Repurchase”). Pursuant to the terms of the Repurchase Agreement, the purchase price of $0.80 per share was a 1% discount to the closing price of the common shares on the TSX on January 27, 2025 (converted into U.S. Dollars using the February 13, 2025 closing exchange rate published by the Bank of Canada). Upon completion of the Share Repurchase on February 14, 2025, there were 189,643,903 common shares outstanding. The common shares repurchased under the Share Repurchase count against the maximum number of shares that may be repurchased pursuant to the Shares NCIB, being 7,515,233 shares.

In addition to the Share Repurchase, DIRTT acquired and cancelled 518,263 common shares during the three months ended March 31, 2025 under the Shares NCIB (58,478 common shares for the year ended December 31, 2024).

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 1, 2025 - January 31, 2025	109,556	$0.77	109,556	7,347,199
February 1, 2025 - February 28, 2025	4,074,200(1)	$0.80	153,356	3,272,999
March 1, 2025 - March 31, 2025	255,351	$0.69	255,351	3,017,648
Total	4,439,107		518,263	3,017,648

(1) Includes 3,920,844 common shares that were repurchased from NGEN under the Share Repurchase at a purchase price of $0.80 per share. The Share Repurchase was completed on February 14, 2025. The Share Repurchase was counted against the NCIB limit.

10. EARNINGS (LOSS) PER SHARE

	For the Three Months Ended March 31,
	2025	2024
Net (loss) income per share – basic
Net (loss) income (thousands of U.S. dollars)	$(661)	$3,045
Weighted average number of shares outstanding (thousands of shares)	191,580	183,668
Net (loss) income per share (U.S. dollars) − basic	$(0.00)	$0.02

Net (loss) income per share − diluted
Net (loss) income (thousands of U.S. dollars)	$(661)	$3,045
Interest on convertible debentures	NA	843
	$(661)	$3,888
Weighted average number of shares outstanding (thousands of shares)	191,580	183,668
Dilutive debentures on convertible debt (thousands of shares) (1)	-	96,690
Dilutive RSUs and PRSUs (thousands of shares) (2)	-	3,775
Dilutive New DSUs (thousands of shares) (2)	-	2,292
Dilutive PSUs (thousands of shares) (2)	-	1,846
Dilutive options (thousands of shares) (2)	-	208
Weighted average number of shares outstanding (thousands of shares)	191,580	288,479
Net (loss) income per share (U.S .dollars) − diluted	$(0.00)	$0.01

(1) For the three months ended March 31, 2024, the Net income per share - diluted includes the effect of 96.7 million shares that would be issued if the principal amount of the Debentures was settled in our common shares at the quarter end price as they would have the potential to dilute basic income per share. For the three months ended March 31, 2025, the Net loss per share − diluted excludes the effect of 31.4 million shares related to the Debentures as they would be anti-dilutive.

(2) For the three months ended March 31, 2024, the Net income per share − diluted includes the effect of 3.8 million RSUs and PRSUs, 2.3 million New DSUs, 1.8 million PSUs and 0.2 million options as they would have the potential to dilute basic income per share. For the three months ended March 31, 2025, the Net loss per share − diluted excludes the effect of 6.6 million RSUs, 3.0 million New DSUs, and 1.8 million PSUs as they would be anti-dilutive.

11. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 12 for the disaggregation of revenue by geographic region.

	For the Three Months Ended March 31,
	2025	2024
Product	36,224	34,876
Transportation	3,938	3,955
License fees from Construction Partners	184	208
Total product revenue	40,346	39,039
Installation and other services	949	1,808
	41,295	40,847

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Three Months Ended March 31,
	2025	2024
At a point in time	40,162	38,831
Over time	1,133	2,016
	41,295	40,847

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

Contract Liabilities

	As at
	March 31, 2025	December 31, 2024	December 31, 2023
Customer deposits	3,110	4,028	5,290
Deferred revenue	546	-	-
Contract liabilities	3,656	4,028	5,290

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was lower as at March 31, 2025 compared to December 31, 2024 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2024 and 2023 totaling $4.0 million and $5.3 million, respectively, were recognized as revenue during the three months ended March 31, 2025 and 2024, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended March 31,
	2025	2024
Commercial	28,098	30,179
Healthcare	7,204	3,049
Government	2,649	3,475
Education	2,211	2,128
License fees from Construction Partners	184	208
Total product and transportation revenue	40,346	39,039
Installation and other services	949	1,808
	41,295	40,847

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

Revenue from external customers

	For the Three Months Ended March 31,
	2025	2024
Canada	6,878	3,069
U.S.	34,417	37,778
	41,295	40,847

Non-current assets

	As at March 31,	As at December 31,
	2025	2024
Canada	25,160	25,924
U.S.	24,016	25,137
	49,176	51,061

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

DIRTT’s chief operating decision maker is the executive leadership team that includes the president and chief operating officer, chief financial officer, and the chief executive officer. The chief operating decision maker assesses performance for the solutions segment and decides how to allocate resources based on gross profit and net income (loss) that also is reported on the Consolidated Statement of Operations and Comprehensive (Loss) Income as consolidated gross profit and net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. The chief operating decision maker uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the solutions segment or into other parts of the entity, such as to repay long-term debt.

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

Segment profit and loss reconciliation to Net (loss) income after tax

	For the Three Months Ended March 31,
	2025	2024
	($ in thousands)
Revenue	41,295	40,847
Operating expenses (1)	14,864	14,855
Operating loss	(322)	(207)
Other income/(expenses) and gains/(losses) (2)	(339)	3,252
Net (loss) income after tax	(661)	3,045

Reconciliation of profit or loss
Adjustments and reconciling items	-	-
Net (loss) income after tax	(661)	3,045

(1) Includes Sales and marketing, General and administrative, Operations support, Technology and development, Stock-based compensation, Reorganization costs and Impairment charges.

(2) Includes Tax expenses, non-recurring gains and losses, foreign exchange gains (losses), interest income and interest expenses.

13. INCOME TAXES

As at March 31, 2025, the Company had a valuation allowance of $29.4 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2024 – $30.0 million).

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

15. COMMITMENTS

As at March 31, 2025, the Company had outstanding purchase obligations of approximately $2.7 million related to inventory and property, plant and equipment purchases (December 31, 2024 – $4.2 million). As at March 31, 2025, the Company had undiscounted operating lease liabilities of $38.1 million (December 31, 2024 – $39.5 million).

16. RELATED PARTY TRANSACTIONS

As at March 31, 2025, there were no Debentures held by a related party (March 31, 2024 - C$18.9 million and C$13.6 million of the January Debentures and December Debentures, respectively). Interest earned on such Debentures for the three months ended March 31, 2025 and March 31, 2024 is $nil and $0.4 million, respectively. Interest is earned on terms applicable to all Debenture holders.

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

Key First Quarter Highlights and Other Recent Developments

•
Revenue for the quarter ended March 31, 2025 was $41.3 million, an increase of $0.4 million or 1%, from $40.8 million for the same period of 2024. The increase in revenue, as compared to the same period of 2024, was primarily the result of a higher volume of large education and healthcare projects, offset by smaller commercial and government projects in the first quarter of 2025.
•
Gross profit and gross profit margin for the quarter ended March 31, 2025 were $14.5 million or 35.2% of revenue compared to $14.6 million or 35.9% of revenue for the quarter ended March 31, 2024. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the three months ended March 31, 2025 was $15.5 million, consistent with the $15.5 million Adjusted Gross Profit for the first quarter of 2024. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) was 37.5% for the first quarter of 2025, a decrease from 37.9% in the comparative period of 2024. Gross profit and Adjusted Gross Profit for the quarter ended March 31, 2025 were negatively impacted by the tariffs implemented in 2025.
•
During the first quarter of 2025, various tariffs have been levied by the U.S. and Canadian governments. We incurred $0.6 million (1.4% of revenue) in tariffs and costs related to tariff mitigation actions. DIRTT is most impacted by the 25% tariff levied on Canadian aluminum exports to the United States. Subsequent to quarter end, the U.S. also levied tariffs of 145% on imports from China which increases the cost of Chinese sourced hardware used in DIRTT’s products.
•
Net loss after tax and net loss margin for the first quarter of 2025 was $0.7 million and 1.6%, respectively, compared to $3.0 million net income after tax and net income margin of 7.5% for the same period of 2024. The decrease in net income is primarily the result of a $2.9 million decrease in gain on extinguishment of debt (relating to the Issuer Bid (as defined herein) that was completed in February 2024 and not repeated in 2025), a $1.0 million decrease in foreign exchange gain, a $0.2 million decrease in interest income and a $0.1 million decrease in gross profit, offset by a decrease of $0.6 million in interest expense.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the first quarter of 2025 was $2.1 million, or 5.1% of revenue, a decrease of $0.6 million from $2.7 million, or 6.5% of revenue, for the first quarter of 2024. Lower Adjusted EBITDA was mainly driven by a $0.9 million increase in professional services costs as a result of higher litigation costs offset by incremental decreases in other operating expenses.

•
Cash on hand decreased by $0.8 million in the first quarter of 2025 to $28.4 million, compared to a $14.1 million increase in cash in the first quarter of 2024. The decrease in cash in the first quarter of 2025 was driven by $3.5 million of common share repurchases under the Shares NCIB and the Share Repurchase (each as defined herein), $0.8 million in capital expenditures and a $0.2 million foreign exchange loss offset by $3.7 million of cash flows from operations. The increase in cash for the first quarter of 2024 was mainly due to net proceeds of $21.3 million from the Rights Offering (as defined herein) offset by a $5.2 million debt repayment under the Issuer Bid.
•
On February 5, 2025, the U.S. District Court for the Northern District of Utah dismissed and redirected DIRTT’s lawsuit against Falkbuilt Ltd. (“Falkbuilt”) in Utah on procedural grounds to Canada. In DIRTT’s similar lawsuit against Falkbuilt in Canada, the Court of King’s Bench of Alberta has scheduled an eight-week trial to commence February 2, 2026. With the Canadian trial commencing less than a year away, DIRTT is pursuing damages and losses it suffered in Canada, the United States, and abroad in the Court of King’s Bench of Alberta.
•
On February 13, 2025, the Company entered into a share repurchase agreement with NGEN III, LP (“NGEN”) pursuant to which the Company purchased for cancellation 3,920,844 common shares of DIRTT held by NGEN at a purchase price of $0.80 per common share (the “Share Repurchase”). The purchase price of $0.80 per share was a 1% discount to the closing price of the common shares on the TSX on January 27, 2025 (converted into U.S. Dollars using the February 13, 2025 closing exchange rate published by the Bank of Canada).

Pipeline

The table below presents our qualified leads and twelve-month forward pipeline as at April 1, 2025, January 1, 2025 and April 1, 2024. We define qualified leads as the quantity of projects being pursued as of the date presented, and define our pipeline as the estimated potential revenue from qualified leads where a client has engaged DIRTT and is assessing DIRTT as a potential provider of prefabricated interior solutions. We believe these metrics are helpful to estimate near-term performance, particularly given the macroeconomic factors that affect our operating environment, including labor availability, interest rate changes, and potential recessionary impacts on construction projects.

As of April 1, 2025, our twelve-month forward pipeline increased by 8% year-over-year and by 5% from January 1, 2025, illustrated in the table below.

	As at
	April 1, 2025	January 1, 2025	% Change	April 1, 2024	% Change
Twelve-Month Forward Pipeline ($ 000s)
Commercial	163,579	147,609	11	175,203	(7)
Healthcare	61,171	51,214	19	45,658	34
Government	44,861	55,203	(19)	33,017	36
Education	21,947	24,292	(10)	16,505	33
	291,558	278,318	5	270,383	8
Leads (#)	1,490	1,012	47	1,184	26

Outlook

During the first quarter of 2025 we saw increasing levels of business uncertainty stemming from deteriorating macroeconomic conditions. The ongoing risk around the timing and size of tariffs in North America has forced many businesses, including DIRTT, to evaluate their capital planning, operating expenses and supply chains. In response, DIRTT has been preparing for tariffs and has started implementing mitigation strategies, such as leveraging our Savannah manufacturing facility and increasing our sourcing of materials within the U.S.

In the first quarter of 2025, we observed a softening in leading indicators relating to our revenue pipeline, specifically above-trend scheduling delays and below-trend signed awards driven by macroeconomic conditions that we believe are unrelated to DIRTT. The nature of the uncertainty is currently most pronounced in near-term decision making, and we have not yet seen a meaningful increase in project cancellations or losses. Due to the wide-ranging delays, we believe it is prudent to withdraw our full-year revenue and Adjusted EBITDA guidance. Despite this near-term softening, our twelve-month forward-looking pipeline is up 8% year-over-year. We remain confident in DIRTT’s strategic priorities, and expect to generate positive Adjusted EBITDA in 2025 due to DIRTT’s cost controls, business process improvements and manufacturing efficiencies.

We will continue to work to support our partners, grow our business, and transform how the world builds. DIRTT’s balance sheet is strong, including $36.0 million of liquidity (comprising of unrestricted cash and available borrowings). We will continue making key investments with DIRTT’s long-term growth in mind.

Non-GAAP Financial Measures

Note Regarding Use of Non-GAAP Financial Measures

Our interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These GAAP financial statements include non-cash charges and other charges and benefits that we believe are unusual or infrequent in nature or that we believe may make comparisons to our prior or future performance difficult.

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), tax consequences, reorganization expense, unusual or infrequent charges or gains (such as gain on extinguishment of debt, and impairment charges), stock-based compensation, related party expense, and government subsidies. We remove the impact of foreign exchange gain (loss) from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA. We have not reconciled forward-looking non-GAAP measures, including Adjusted EBITDA guidance, to its corresponding GAAP measures due to the high variability and difficulty in making accurate forecasts and projections, particularly with respect to non-operating income and expenditures, which are difficult to predict and subject to change.

Government subsidies, depreciation and amortization, stock-based compensation expense, reorganization expense, foreign exchange gains and losses, gain on extinguishment of debt, impairment charges, net interest income on cash deposits, interest expense on outstanding debt and debt facilities, tax expense, and related party expense are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

The following non-GAAP financial measures are presented in this Quarterly Report, and a description of the calculation for each measure is included.

Adjusted Gross Profit	Gross profit before deductions for depreciation and amortization

Adjusted Gross Profit Margin	Adjusted Gross Profit divided by revenue

EBITDA	Net income before interest, taxes, depreciation and amortization

Adjusted EBITDA

EBITDA adjusted to remove foreign exchange gains or losses; impairment charges; reorganization expenses; stock-based compensation expense; unusual or infrequent charges (such as gain on extinguishment of debt); and any other non-core gains or losses

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

Results of Operations

Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024

	For the Three Months Ended March 31,
	2025	2024	% Change
	($ in thousands)
Revenue	41,295	40,847	1
Gross Profit	14,542	14,648	(1)
Gross Profit Margin	35.2%	35.9%
Operating expenses
Sales and marketing	5,177	5,920	(13)
General and administrative	5,480	4,566	20
Operations support	2,030	1,775	14
Technology and development	1,228	1,251	(2)
Stock-based compensation	739	675	9
Reorganization	210	138	52
Impairment charge on Rock Hill Facility	-	530	(100)
Total operating expenses	14,864	14,855	0
Operating loss	(322)	(207)	(56)
Operating margin	(0.8)%	(0.5)%
Gain on extinguishment of convertible debt	7	2,931	(100)
Foreign exchange (loss) gain	(112)	919	(112)
Interest income	262	489	(46)
Interest expense	(451)	(1,054)	(57)
	(294)	3,285	(109)
Net (loss) income before tax	(616)	3,078	(120)
Current and deferred income tax expense	45	33	36
Net (loss) income after tax	(661)	3,045	(122)

Revenue

Revenue mainly reflects sales to our construction partners (“Construction Partners”) for resale to their clients and, in limited circumstances, our direct sales to clients. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended March 31,
	2025	2024	% Change
	($ in thousands)
Product	36,224	34,876	4
Transportation	3,938	3,955	(0)
License fees from Construction Partners	184	208	(12)
Total product revenue	40,346	39,039	3
Installation and other services	949	1,808	(48)
	41,295	40,847	1

Revenue for the three months ended March 31, 2025 was $41.3 million, an increase of $0.4 million compared to $40.8 million in the comparative period of 2024, primarily due to a higher volume of large education and healthcare projects, offset by lower value commercial and government projects in the first quarter of 2025.

Installation and other services revenue was $0.9 million for the quarter ended March 31, 2025 compared to $1.8 million in the quarter ended March 31, 2024. This revenue primarily reflects services performed by our ICE design teams for third parties. Except in limited circumstances, our Construction Partners, rather than the Company, perform installation services.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At March 31, 2025, we had 69 Construction Partners (March 31, 2024: 74; December 31, 2024: 71) servicing multiple locations.

The following tables present our product and transportation revenue by vertical market:

	For the Three Months Ended March 31,
	2025	2024	% Change
	($ in thousands)
Commercial	28,098	30,179	(7)
Healthcare	7,204	3,049	136
Government	2,649	3,475	(24)
Education	2,211	2,128	4
License fees from Construction Partners	184	208	(12)
Total product revenue	40,346	39,039	3
Service revenue	949	1,808	(48)
	41,295	40,847	1

	For the Three Months Ended March 31,
	2025	2024
	(in %)
Commercial	70	78
Healthcare	18	8
Government	7	9
Education	5	5
Total Product Revenue(1)	100	100

(1) Excludes license fees from Construction Partners.

Commercial sales decreased by 7% for the first quarter of 2025 from the first quarter of 2024. The quarter ended March 31, 2025 included fewer large commercial projects compared to the quarter ended March 31, 2024. Healthcare revenues increased by 136% in the first quarter of 2025 from the same period of 2024, primarily due to four key projects shipping in the first quarter of 2025 and a higher volume of larger projects. Sales in the healthcare sector tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. We have made several investments in new product solutions (such as COVE™ and Applied Headwalls) and additions to the business development team to increase product placement in future construction projects. This had led to multiple project commitments set to commence in 2025. Those investments continue in 2025 and are expected to expand into life sciences. Government sales in the first quarter of 2025 decreased by 24% from the first quarter of 2024 due to lower volume and lower value projects. Education sales in the first quarter of 2025 increased by 4% from the same period of 2024.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Three Months Ended March 31,
	2025	2024	% Change
	($ in thousands)
Canada	6,878	3,069	124
U.S.	34,417	37,778	(9)
	41,295	40,847	1

For the three months ended March 31, 2025, 17% of revenue was from Canada, as compared to 8% for the three months ended March 31, 2024. Historically, approximately 11-15% and 85-89% of revenues are derived from sales to Canada and the United States, respectively. The first quarter of 2025 had a large Canadian project which is expected to be ongoing throughout 2025; apart from that, we expect the historical split to continue.

Sales and marketing expenses

Sales and marketing expenses decreased by $0.7 million to $5.2 million for the three months ended March 31, 2025 from $5.9 million for the three months ended March 31, 2024. The decrease was driven by a $0.3 million decrease in termination benefits, a $0.2 million decrease in salaries and benefits costs, a $0.2 million decrease in commissions and pass through charges, a $0.1 million decrease in professional services costs, a $0.1 million decrease in depreciation expense and a $0.1 million decrease in building and communications costs. The decrease was offset by a $0.1 million increase in travel, meals and entertainment costs, and a $0.1 million increase in marketing and tradeshow expenses.

General and administrative expenses

General and administrative expenses increased by $0.9 million to $5.5 million for the three months ended March 31, 2025, from $4.6 million for the three months ended March 31, 2024. The increase was primarily related to a $0.9 million increase in professional services costs as a result of costs associated with the Share Repurchase from NGEN and an increase in litigation costs as we prepare for the Falkbuilt trial, a $0.2 million increase in salaries and benefits costs, a $0.1 million increase in termination benefits, a $0.1 million loss on disposal of equipment and a $0.1 million increase in board fees, offset by a $0.3 million decrease in building and infrastructure costs, a $0.1 million decrease in depreciation expense and a $0.1 million decrease in office and communication costs.

Operations support expenses

Operations support expenses increased by $0.3 million for the three months ended March 31, 2025 to $2.0 million, from $1.8 million for the comparative period of 2024. The increase was primarily related to a $0.1 million increase in termination benefits, a $0.1 million increase in tradeshow expenses, and a $0.1 million increase in other discretionary expenses.

Technology and development expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams, and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses decreased slightly to $1.2 million for the three months ended March 31, 2025 from $1.3 million for the three months ended March 31, 2024. This decrease was related to a $0.1 million decrease in salaries and benefits costs, offset by a $0.1 million increase in professional services costs.

Stock-based compensation

Stock-based compensation expense for the three months ended March 31, 2025 was $0.7 million, consistent with $0.7 million for the three months ended March 31, 2024. Stock-based compensation expense is dependent on share price in a period for fair value adjustments made on cash-settled DSU awards and grants, exercises, expirations or forfeitures made on other awards.

Impairment charge on Rock Hill Facility

On September 27, 2023, the Company decided to permanently close the Rock Hill Facility in South Carolina. Certain assets, including manufacturing equipment, which met held-for-sale criteria at that time were reclassified from property, plant and equipment. At March 31, 2024, we determined that the assets held for sale balance of $0.5 million was to be reduced to $nil resulting in a $0.5 million impairment charge for such quarter.

The Company had $nil impairment charges in the first quarter of 2025.

Gain on extinguishment of debt

The gain on extinguishment of debt of $0.01 million for the three months ended March 31, 2025, relates to the Debentures NCIB and was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs of C$0.1 million ($0.1 million) (refer to Note 4 of our Interim Condensed Consolidated Financial Statements for additional information). During the first three months of 2024, an aggregate of C$10.5 million ($7.8 million) in principal amount of Debentures was repurchased for cancellation through the Issuer Bid, which triggered an extinguishment of debt of C$3.9 million ($2.9 million).

Foreign exchange gain (loss)

Foreign exchange gain or loss decreased $1.0 million from a gain of $0.9 million for the three months ended March 31, 2024 to a loss of $0.1 million for the same period in 2025. The decrease is primarily related to the strengthening of the Canadian dollar relative to the U.S. dollar over the three months ended March 31, 2025.

Interest income

Interest income for the three months ended March 31, 2025 was $0.3 million compared to $0.5 million for the comparative period of 2024. The decreased interest income is due to lower interest earned on the Company’s lower cash equivalents during the three months ended March 31, 2025 compared to the same period of 2024.

Interest expense

Interest expense decreased by $0.6 million from $1.1 million in the quarter ended March 31, 2024, to $0.5 million in the quarter ended March 31, 2025. This decrease is largely due to repayment of debt throughout the year ended December 31, 2024 and during the first quarter of 2025, reducing the interest payable on current and long-term debt.

Income tax

Income tax expense for the three months ended March 31, 2025 increased to $0.04 million, from $0.03 million in the same period of 2024. The current tax expense represents the income tax provision after the utilization of non-capital loss carry forwards against current period taxable income. The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Despite positive indications of future profitability, including the current period profit and strength of our pipeline, the Company has determined that it is unlikely that a deferred tax asset will be recognized. Given the recent history of losses, the Company plans to maintain a valuation allowance against the deferred tax asset. As at March 31, 2025, the Company had a valuation allowance of $29.4 million (December 31, 2024: $30.0 million) against deferred tax assets. The Company plans to continue to evaluate indicators on whether a valuation allowance continues to be needed. For the quarter ended March 31, 2025, the Company utilized a balance of its non-capital loss carry-forwards in Canada and the United States. As at March 31, 2025, we had C$86.1 million of non-capital loss carry-forwards in Canada and $51.3 million of non-capital loss carry-forwards in the United States. These loss carry-forwards will begin to expire in 2037.

Net (loss) income after tax

Net loss after tax was $0.7 million or $0.00 basic and diluted net loss per share in the three months ended March 31, 2025, a decrease of $3.7 million from net income after tax of $3.0 million or $0.02 and $0.01 net income per share, basic and diluted, respectively, for the three months ended March 31, 2024. The decrease in net income is primarily the result of a $2.9 million decrease in gain on extinguishment of debt (relating to the Issuer Bid that was completed in February 2024 and not repeated in 2025), a $1.0 million decrease in foreign exchange gain, a $0.2 million decrease in interest income and a $0.1 million decrease in gross profit, offset by a decrease of $0.6 million in interest expense.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the three months ended March 31, 2025 and 2024

The following table presents a reconciliation for the three months ended March 31, 2025 and 2024 of Adjusted Gross Profit to our gross profit and Adjusted Gross Profit Margin to gross profit margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
	($ in thousands)
Gross profit	14,542	14,648
Gross profit margin	35.2%	35.9%
Add: Depreciation and amortization expense	957	844
Adjusted Gross Profit	15,499	15,492
Adjusted Gross Profit Margin	37.5%	37.9%

For the quarter ended March 31, 2025, gross profit margin decreased to 35.2%, from 35.9% for the same period of 2024. Adjusted Gross Profit Margin was 37.5% for the first quarter of 2025, a decrease from 37.9% in the comparative period of 2024. Adjusted Gross Profit for the quarter ended March 31, 2025 was negatively impacted by the tariffs implemented in 2025.

Adjusted Gross Profit Margin in the first quarter of 2025 was consistent with the first quarter of 2024 as a result of an increase in revenue of $0.4 million and a decrease in indirect technical support costs resulting from operational efficiencies offset by $0.6 million of costs (1.4% of revenue) in tariffs and costs related to tariff mitigation actions.

EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024

The following table presents a reconciliation for the results of the three months ended March 31, 2025 and 2024 of EBITDA and Adjusted EBITDA to our net (loss) income after tax, and of Adjusted EBITDA Margin to net (loss) income margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net (loss) income after tax for the period	(661)	3,045
Add back (deduct):
Interest expense	451	1,054
Interest income	(262)	(489)
Income tax expense	45	33
Depreciation and amortization	1,480	1,534
EBITDA	1,053	5,177
Foreign exchange loss (gain)	112	(919)
Stock-based compensation	739	675
Reorganization expense(2)	210	138
Gain on extinguishment of convertible debt(2)	(7)	(2,931)
Impairment charge on Rock Hill Facility (2)	-	530
Adjusted EBITDA	2,107	2,670
Net (Loss) Income Margin(1)	(1.6)%	7.5%
Adjusted EBITDA Margin	5.1%	6.5%

(1) Net (loss) income after tax divided by revenue.

(2) Reorganization expenses, the gain on extinguishment of convertible debt (refer to Note 4 of the interim condensed consolidated financial statements) and the impairment charge on the Rock Hill Facility are not core to our business and are therefore excluded from the Adjusted EBITDA calculation.

For the three months ended March 31, 2025, Adjusted EBITDA and Adjusted EBITDA Margin decreased by $0.6 million to $2.1 million and 5.1%, respectively, from $2.7 million and 6.5% for the same period of 2024. This reflects a $0.9 million increase in professional services costs as a result of costs associated with higher litigation costs related to the Falkbuilt Litigation and the Share Repurchase from NGEN, a $0.2 million increase in marketing and tradeshow costs, a $0.2 million increase in costs for travel, meals and entertainment, offset by a $0.4 million decrease in salaries and benefits costs, a $0.2 million decrease in commissions and pass through charges and a $0.3 million decrease in building and infrastructure costs.

Liquidity and Capital Resources

As at March 31, 2025, the Company had $28.4 million of cash on hand and C$10.9 million ($7.6 million) of available borrowings, compared to $29.3 million of cash on hand and C$14.4 million ($10.0 million) of available borrowings as at December 31, 2024. Through the first three months of 2025, the Company used $0.8 million of cash. The Company generated $3.7 million of cash flows from operations during the first three months of 2025. During the same period, the Company paid $3.5 million to repurchase common shares under the Shares NCIB and Share Repurchase and used $0.8 million for capital expenditures. The Company incurred $0.2 million in foreign exchange loss resulting in a net decrease of $0.8 million of cash for the quarter.

We have assessed the Company’s liquidity as at March 31, 2025, taking into account our sales outlook for the next twelve months, our budget and expected cash outflows and our existing cash balances and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next twelve months. We note that the January Debentures amounting to C$16.6 million ($11.5 million) as of March 31, 2025 are due on January 25, 2026 and have therefore been classified as current on our balance sheet. We are evaluating whether we will settle or refinance this debt.

To the extent that existing cash and cash equivalents and available facilities are not sufficient to fund future activities, we may seek to raise additional funds through equity or debt financings. If additional funds are raised through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our Debentures and our equity securities or contain instruments that may be dilutive to our existing shareholders. Any additional equity or debt financing may be dilutive to our existing shareholders. While we believe we can access capital markets when needed or under acceptable terms, there can be no assurance that we will be able to do so, particularly in light of recent market conditions.

We note that as of the date of this report, the imposition of trade barriers, including tariffs, quotas, embargoes, safeguards, and customs restrictions between Canada and the U.S., may increase the cost or reduce the supply of materials and products available to us, increase shipping times, affect our customers’ construction needs or budgets, affect the demand for our products or our product mix or require us to modify our supply chain organization, manufacturing facilities, or other current business practices, any of which could harm our business, financial condition, and results of operations.

Price Increases and Impact of Tariffs

On February 11, 2025, we announced a price increase of 5% on all orders placed after March 18, 2025, and price adjustments on certain products in response to market feedback and to mitigate the impact of rising raw material costs.

Commencing in February 2025, the U.S. Government proposed and enacted various tariffs. Refer to “Outlook” and “Risk Factors” for further discussion on these tariffs. As of the date of this report, the following tariffs are currently in effect that materially affect DIRTT:

•
On March 12, 2025, a 25% tariff was levied on aluminum imports from Canada into the United States. As disclosed in our Annual Report on Form 10-K, DIRTT manufactures aluminum components, which are machined and processed in Calgary, Alberta as well as Savannah, Georgia. Aluminum forms 10% of our product costs. This tariff impacts aluminum exports from our Calgary plants to our U.S. customers. To date, we have not passed the impact of this tariff on to our customers and are managing the costs through internal efficiencies.
•
On March 13, 2025, Canada responded to the U.S. tariffs by announcing reciprocal tariffs. As disclosed in our Annual Report on Form 10-K, approximately 92% of DIRTT’s raw materials are sourced in North America and certain products are imported from the U.S. to Canada. We incurred costs on these reciprocal tariffs but note that the Canadian government has put a six month pause on these tariffs, effective April 15, 2025. If these tariffs are maintained, we will look into seeking exemptions or alternative suppliers to mitigate this tariff impact.

•
On April 9, 2025, tariffs of 145% were levied on imports from China into the United States. The Company imports certain raw materials from China (6% of total raw material). In response, we will be increasing the price of certain hardware by 10%, effective June 5, 2025.

Equity and Debt Issuances and Buyback Programs

During the past two years, we have executed various debt and share buyback programs. The Issuer Bid, Debenture Repurchase, Debentures NCIB, Shares NCIB and the Share Repurchase (each as defined herein) were initiated after careful consideration of cash flow, and the Company continues to evaluate uses of cash on hand. As discussed in the “Part II, Item 1A. Risk Factors” section and elsewhere of this Quarterly Report, proposed and implemented tariffs on Canadian exports into the United States, and vice versa, may have a material impact on future cash flows and liquidity, which the Company will continue to monitor.

On November 21, 2023, the Company announced a rights offering, which closed on January 9, 2024, for aggregate gross proceeds of C$30.0 million (net proceeds of $21.3 million)(the “Rights Offering”).

In January 2021, we issued C$40.3 million of convertible unsecured subordinated debentures (the “January Debentures”) for net proceeds after costs of C$37.6 million ($29.5 million). The January Debentures accrue interest at a rate of 6.00% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted will mature and be repayable on January 31, 2026. As a result of the Rights Offering, the conversion price was adjusted to C$4.03 per common share. Interest and principal are payable in cash or shares at the option of the Company.

On December 1, 2021, we issued C$35.0 million of convertible unsecured subordinated debentures (the “December Debentures”, and collectively with the January Debentures, the “Debentures”) for net proceeds after costs of C$32.7 million ($25.6 million). The December Debentures accrue interest at a rate of 6.25% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.20 per common share, or if not converted, will mature and be repayable on December 31, 2026. As a result of the Rights Offering, the conversion price was adjusted to C$3.64 per common share. Interest and principal are payable in cash or shares at the option of the Company.

On February 15, 2024, the Company announced a substantial issuer bid and tender offer (the “Issuer Bid”), under which the Company offered to repurchase for cancellation: (i) up to C$6,000,000 principal amount of the January Debentures at a purchase price of C$720 per C$1,000 principal amount of January Debentures; and (ii) up to C$9,000,000 principal amount of the December Debentures at a purchase price of C$600 per C$1,000 principal amount of December Debentures. Holders of Debentures who validly tendered and did not withdraw their Debentures received the applicable purchase price, plus a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures were taken up by the Company. The applicable purchase price was denominated in Canadian dollars and payments of amounts owed to holders of deposited Debentures, including for interest, were made in Canadian dollars. The Issuer Bid expired on March 22, 2024 and DIRTT purchased C$4.7 million ($3.5 million) aggregate principal amount of the January Debentures and C$5.8 million ($4.3 million) aggregate principal amount of the December Debentures, representing approximately 11.66% of the January Debentures and 16.50% of the December Debentures issued and outstanding at that time. The Company took up all the Debentures tendered pursuant to the Issuer Bid for aggregate consideration of C$7.0 million ($5.2 million) (comprised of C$6.9 million ($5.1 million) repayment on principal and interest of C$0.1 million ($0.1 million)).

On August 2, 2024, the Company entered into an agreement with 22NW Fund LP (“22NW”), to purchase for cancellation an aggregate of C$18,915,000 principal amount of the January Debentures at a purchase price of C$684.58 per C$1,000 principal amount of January Debentures and C$13,638,000 principal amount of the December Debentures at a purchase price of C$665.64 per C$1,000 principal amount of December Debentures, for an aggregate purchase price of C$22,104,591.45, inclusive of a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures were purchased by the Company the Debenture Repurchase. The purchase price of each series of Debentures (excluding the cash payment for accrued and unpaid interest) represented a discount of approximately 4% to the average trading price of the applicable series of Debentures on the TSX for the 20 trading days preceding August 2, 2024. Following the Debenture Repurchase, 22NW no longer holds any Debentures.

On August 28, 2024, the Company commenced the Debentures normal course issuer bid (the “Debentures NCIB”) which will terminate no later than August 27, 2025. Under the Debentures NCIB, DIRTT is permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. As at March 31, 2025, C$0.4 million ($0.3 million) and C$0.05 million ($0.03 million) principal amounts of the December Debentures and January Debentures had been acquired through the Debentures NCIB, respectively. As at March 31, 2025, C$16.6 million ($11.5 million) principal amount of the January Debentures and C$15.2 million ($10.5 million) principal amount of the December Debentures were outstanding.

On December 20, 2024, the Company commenced a normal course issuer bid for common shares (the “Shares NCIB”) which will terminate no later than December 19, 2025. Under the Shares NCIB, DIRTT is permitted to acquire up to 7,515,233 common shares. All purchases will be made on the open market at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB will be immediately cancelled.

On February 13, 2025, the Company entered into the Share Repurchase with NGEN to purchase for cancellation 3,920,844 common shares held by NGEN (the “NGEN Shares”) at a purchase price of $0.80 per NGEN Share. Following the Share Repurchase, there were 189,643,903 common shares outstanding. The NGEN Shares repurchased under the Share Repurchase were counted against the maximum number of shares that may be repurchased pursuant to the Shares NCIB being 7,515,233 shares. As at March 31, 2025, 4,439,107 common shares had been repurchased and cancelled for proceeds of C$5.0 million ($3.5 million) through the Shares NCIB and the Share Repurchase.

As explained above, initiating the debt and share buybacks was done after careful consideration of cash flow and with consideration to the risk of proposed and implemented tariffs.

Facilities

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Borrowing Base is up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability”, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash is less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR has been below 1.10:1 for the three immediately preceding months, the Company is required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Canada Leasing Facility and a leasing facility in the United States that is no longer available (together, the “Leasing Facilities”). Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility has a maximum borrowing base of C$15.0 million and a one-year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 200 basis points. Under the Extended RBC Facility, until such time that the trailing twelve-month FCCR is above 1.25 for three consecutive months, a cash balance equivalent to one-year’s worth of Leasing Facilities payments must be maintained.

On February 9, 2024, the Company extended the Extended RBC Facility (the “Second Extended RBC Facility”). The maximum availability under the Second Extended RBC Facility is subject to the borrowing base calculation to a maximum of C$15.0 million and a one-year term. Interest is calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or Adjusted Term CORRA or Term SOFR plus the Term SOFR Adjustment, in each case, plus 200 basis points. The Second Extended RBC Facility removed the three-month FCCR covenant, which resulted in the release of $0.1 million of restricted cash during the first quarter of 2024 (the Company had $0.4 million restricted cash as at December 31, 2023). On February 11, 2025, the Company extended the Second Extended RBC Facility (the “Third Extended RBC Facility”) for a period of two weeks up to February 25, 2025 whilst the Company and RBC completed negotiations.

On February 20, 2025, the Company extended the Third Extended RBC Facility (the “Fourth Extended RBC Facility”). The Fourth Extended RBC Facility is subject to the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million and matures on November 30, 2025. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. At March 31, 2025, available borrowings were C$10.9 million ($7.6 million) (December 31, 2024 – C$14.4 million ($10.0 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Fourth Extended RBC Facility also includes a new letter of credit facility guaranteed by the Export Development of Canada of C$5 million. The Company has also entered into a bonding facility with Great Midwest Insurance Company, and any other company that is part of or added to Skyward Specialty Insurance Group, Inc. (“Skyward”), which allows access to a $15.0 million bonding facility subject to an individual maximum of $5 million. Under the terms of the facility with Skyward, any bonds issued will be secured through Letters of Credit issued pursuant to the Fourth Extended RBC Facility.

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which, as of March 31, 2025, C$4.4 million ($3.1 million) has been drawn and C$3.9 million ($2.9 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. The Company did not make any draws on the Canada Leasing Facility during the years ended March 31, 2025 and 2024.

We are restricted from paying dividends unless Payment Conditions (as defined in the Fourth Extended RBC Facility) are met, including having a net borrowing availability of at least C$5.0 million over the proceeding 30-day period, and having a trailing twelve-month fixed charge coverage ratio above 1.10:1 and certain other conditions. The Fourth Extended RBC Facility is currently secured by substantially all of our real and personal property located in Canada and the United States.

Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2025 and 2024

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net cash flows provided by (used in) operating activities	3,684	(2,043)
Net cash flows (used in) provided by investing activities	(729)	281
Net cash flows (used in) provided by financing activities	(3,609)	16,123
Effect of foreign exchange on cash, cash equivalents and restricted cash	(191)	(230)
Net (decrease) increase in cash, cash equivalents and restricted cash	(845)	14,131
Cash, cash equivalents and restricted cash, beginning of period	29,531	25,099
Cash, cash equivalents and restricted cash, end of period	28,686	39,230

Operating Activities

For the three months ended March 31, 2025, net cash flows provided by operating activities were $3.7 million compared to $2.0 million used in the same period of 2024. The increase in cash flows provided by operations in the first quarter of 2025 is due to better working capital management against the first quarter of 2024 (positive $1.7 million in working capital changes for the three months ended March 31, 2025 compared to negative $(4.1) million for the three months ended March 31, 2024).

Investing Activities

We invested $0.8 million in capital expenditures during the three months ended March 31, 2025, compared to $0.9 million in the three months ended March 31, 2024. The capital expenditures in the first quarter of 2025 consisted of $0.5 million on software development, $0.1 million on manufacturing upgrades, $0.1 million on tradeshow booths and $0.1 million on other facility and leasehold improvements.

Financing Activities

We used $3.6 million of cash in financing activities for the three months ended March 31, 2025, compared to $16.1 million provided by financing activities for the same period of 2024. Cash used in the three months ended March 31, 2025 was mainly driven by the $3.5 million spent in common share repurchases through the Shares NCIB and the Share Repurchase. The three months ended March 31, 2024 included $21.3 million of net proceeds received from the Rights Offering offset by a $5.1 million repayment of Debentures as a result of the Issuer Bid.

Contractual Obligations

There have been no material changes in our contractual obligations during the three months ended March 31, 2025, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and results of Operations - Contractual Obligations” in our Annual Report on Form 10-K.

See Note 15, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the three months ended March 31, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 3, “Adoption of New and Revised Accounting Standards” to our interim condensed consolidated financial statements appearing in this Quarterly Report, we adopted Accounting Standards Update No. 2023-09, “Improvements to Income Tax Disclosures” (“ASU-2023-09”) which further disaggregated information on an entity’s tax rate reconciliation and income taxes paid. The amendments in ASU-2023-09 are effective for fiscal years beginning after December 15, 2024, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this standard and expects the impact to be limited to disclosures.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 except as described below regarding DIRTT’s litigation against Falkbuilt, Messrs. Smed and Loberg, and their associates.

With respect to the DIRTT’s lawsuit against Falkbuilt in Utah, on February 5, 2025, the U.S. District Court for the Northern District of Utah (the “Utah Court”) granted Falkbuilt’s motion to dismiss the case, on the basis of forum non conveniens. In simple terms, the Utah Court decided that it would not hear DIRTT’s claim in Utah because Canada was more appropriate, and Canadian law applies to most of DIRTT’s claims. Further the Utah Court found that DIRTT’s Canadian company, DIRTT Environmental Solutions Ltd., owns the trade secrets that were the subject matter of the Utah claim, so whether the theft of those trade secrets occurred in Canada or abroad, they would result in injury to DIRTT Environmental Solutions Ltd. and should be pursued in Canada. The Utah Court, in essence, redirected the determination of those damages from Utah to Canada, being the appropriate forum for the legal dispute. On March 4, 2025, DIRTT filed a motion for reconsideration pursuant to Federal Rules of Civil Procedure, Rule 60(b). The reconsideration requests relief from the Utah Court’s February 5, 2025, Memorandum Decision and Order granting the Defendant’s motion to dismiss for forum non conveniens. The briefing is complete as of April 15, 2025, and the parties are awaiting a decision.

In November 2024, the Alberta Court of King’s Bench scheduled an 8-week trial commencing February 2, 2026, and running until March 27, 2026 for DIRTT’s action against Falkbuilt, Messrs. Smed and Loberg and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, employment duties and confidentiality. DIRTT is pursuing damages and losses it suffered in Canada, the United States, and abroad in the Court of King’s Bench of Alberta. The Court of King’s Bench will determine whether Falkbuilt, Messrs. Smed and Loberg and others wrongfully caused DIRTT to suffer damages, which could exceed $50,000,000.

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

Risks Relating to Market Conditions

New and existing trade policies, tariffs or import or export regulations imposed by the U.S., Canada or other foreign governments may adversely affect demand for our products and our ability to source and sell our products profitably, or at all.

The U.S. has instituted certain changes, and has proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., and other government regulations affecting trade between the U.S. and other countries (such as Canada, Mexico, China, and the European Union) where we conduct our business. For example, in February 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain other countries, including China, as well as further tariffs on steel and aluminum. The new tariffs and other changes in U.S. trade policy have triggered retaliatory actions by affected countries, and foreign governments have instituted, or are considering, imposing tariffs or other trade sanctions on U.S. goods. Specifically, the Canadian federal government imposed similar tariffs on U.S. goods imported into Canada in response to the U.S.’s imposition of tariffs. While a certain number of these tariffs have been suspended or temporarily paused, there remains great uncertainty regarding the imposition of tariffs, global trade disruption, significant introductions of trade barriers and bilateral trade frictions, and resulting effects on the general economy.

DIRTT imports raw materials from, and has manufacturing facilities in, both Canada and the U.S. We also import raw materials from other countries including China. Accordingly, while the extent and duration of any tariffs imposed by the U.S. or Canada, and the resulting impact on our business, are difficult to predict at this time, such tariffs may affect our ability to import raw materials and sell our products profitably. The imposition of trade barriers, including tariffs, quotas, embargoes, safeguards, and customs restrictions between Canada and the U.S., may increase the cost or reduce the supply of materials and products available to us, increase shipping times, affect our customers’ construction needs, timing, or budgets, affect the demand for our products or our product mix or require us to modify our supply chain organization, manufacturing facilities, or other current business practices, any of which could harm our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)(2)(3)	Maximum number of shares that may yet be purchased under the program(1)(2)(3)
January 1, 2025 - January 31, 2025	109,556	$0.77	109,556	7,347,199
February 1, 2025 - February 28, 2025	4,074,200(4)	$0.80	153,356	3,272,999
March 1, 2025 - March 31, 2025	255,351	$0.69	255,351	3,017,648
Total	4,439,107		518,263	3,017,648

(1) The normal course issuer bid for common shares was announced on December 18, 2024 and commenced on December 20, 2024;

(2) The maximum number of common shares approved to be purchased under the Shares NCIB is 7,515,233 common shares;

(3) The expiration date of the Shares NCIB is December 19, 2025. As of April 1, 2025, the number of shares available to be purchased under the Shares NCIB is 3,017,648; and

(4) Includes 3,920,844 common shares that were repurchased from NGEN under the Share Repurchase at a purchase price of $0.80 per share. The Share Repurchase was completed on February 14, 2025. The Share Repurchase was a privately negotiated transaction and was not made pursuant to the Shares NCIB or any other publicly announced share repurchase programs, although it was counted against the NCIB limit.

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

10.1

Triparty Agreement dated February 20, 2025, by and among Royal Bank of Canada, Great Midwest Insurance Company and any other company that is part of or added to Skyward Specialty Insurance Group, Inc. for which surety business is underwritten by the Skyward Specialty surety division and DIRTT Environmental Solutions Ltd. and DIRTT Environmental Solutions, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K, File No. 001-39061, filed on February 26, 2025).

10.2

Fourth Amendment to Loan Agreement, dated February 12, 2025, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K, File No. 001-39061, filed on February 26, 2025).

10.3

Fifth Amendment to Loan Agreement, dated February 20, 2025, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K, File No. 001-39061, filed on February 26, 2025).

10.4

Executive Employment Agreement Addendum by and between DIRTT Environmental Solutions Ltd. and Benjamin Urban, effective March 3, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on April 24, 2025).

10.5

Executive Employment Agreement Addendum by and between DIRTT Environmental Solutions Ltd. and Fareeha Khan, effective March 3, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on April 24, 2025).

10.6

Amended and Restated Executive Employment Agreement by and between DIRTT Environmental Solutions Ltd. and Richard Hunter, executed April 15, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on April 24, 2025).

10.7

Form of Restricted Stock Unit Agreement Amendment for Executives, effective April 23, 2025 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on April 24, 2025).

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

Date: May 7, 2025