Form 10-Q
period 2025-06-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2025-07-30
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The registrant had 190,329,208 common shares outstanding as of July 22, 2025.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2025

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those contained in, or expressed or implied by such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 26, 2025 (the “Annual Report on Form 10-K”), and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•
the effects of tariffs or other trade barriers on exports or imports to and from Canada and the U.S., retaliatory measures in response thereto, including potential increases in the cost of our raw materials, our finished goods, and our ability to mitigate such effects and timing thereof;
•
general economic and business conditions in the jurisdictions in which we operate, including potential recession risks in North America;
•
our ability to successfully implement the Company’s strategic transformation plan to grow DIRTT’s revenue and pipeline and manage profitability;
•
our ability to develop our Integrated Solutions team and the effects thereof;
•
inflation and material fluctuations of commodity prices, including raw materials, and our ability to set prices for our products that satisfactorily adjust for inflation, tariffs, and fluctuations in commodity prices;
•
shortages of supplies of certain key components and materials or disruption in supplies due to global events;
•
volatility of our share price and potentially limited liquidity for U.S. investors due to our common shares being quoted on the “OTCQX”;
•
the availability of capital or financing on acceptable terms, or at all, which may impact our liquidity and impair our ability to make investments in the business;
•
refinancing or repaying our indebtedness on maturity;
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

ii

•
our ability to introduce new designs, solutions and technology and gain client and market acceptance;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheet

(Unaudited – Stated in thousands of U.S. dollars)

	As at June 30,	As at December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	23,100	29,288
Restricted cash	243	243
Trade and accrued receivables, net of expected credit losses of $0.1 million at June 30, 2025 and December 31, 2024	16,998	19,494
Other receivables	1,095	416
Inventory	15,824	15,109
Prepaids and other current assets	3,436	2,609
Total Current Assets	60,696	67,159
Property, plant and equipment, net	18,915	20,199
Capitalized software, net	3,062	2,548
Operating lease right-of-use assets, net	23,998	25,369
Other assets	2,830	2,945
Total Assets	109,501	118,220
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	15,979	16,352
Other liabilities	3,681	3,217
Customer deposits and deferred revenue	3,388	4,028
Current portion of long-term debt and accrued interest	12,384	359
Current portion of lease liabilities	5,525	5,619
Total Current Liabilities	40,957	29,575
Long-term debt	11,155	21,993
Long-term lease liabilities	22,901	24,062
Total Liabilities	75,013	75,630
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 190,445,186 issued and outstanding at June 30, 2025 and 193,605,237 issued and outstanding at December 31, 2024	214,485	219,023
Additional paid-in capital	10,115	8,206
Accumulated other comprehensive loss	(16,735)	(18,541)
Accumulated deficit	(173,377)	(166,098)
Total Shareholders’ Equity	34,488	42,590
Total Liabilities and Shareholders’ Equity	109,501	118,220

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue	37,741	40,176	78,087	79,215
Service revenue	1,181	1,025	2,130	2,833
Total revenue	38,922	41,201	80,217	82,048

Product cost of sales	27,362	25,389	53,718	50,381
Service cost of sales	742	437	1,139	1,644
Total cost of sales	28,104	25,826	54,857	52,025
Gross profit	10,818	15,375	25,360	30,023

Expenses
Sales and marketing	5,293	6,062	10,470	11,982
General and administrative	5,743	4,391	11,223	8,957
Operations support	1,872	1,841	3,902	3,616
Technology and development	1,480	1,436	2,708	2,687
Stock-based compensation	594	427	1,333	1,102
Reorganization	174	202	384	340
Impairment charge on Rock Hill Facility	-	-	-	530
Total operating expenses	15,156	14,359	30,020	29,214

Operating (loss) income	(4,338)	1,016	(4,660)	809
Gain on extinguishment of convertible debentures	7	-	14	2,931
Foreign exchange (loss) gain	(1,912)	358	(2,024)	1,277
Interest income	232	482	494	971
Interest expense	(485)	(945)	(936)	(1,999)
	(2,158)	(105)	(2,452)	3,180
Net (loss) income before tax	(6,496)	911	(7,112)	3,989
Income taxes
Current and deferred income tax expense	106	315	151	348
Net (loss) income after tax	(6,602)	596	(7,263)	3,641

Net (loss) income per share
Net (loss) income per share − basic	(0.03)	0.00	(0.04)	0.02
Net (loss) income per share − diluted	(0.03)	0.00	(0.04)	0.02

Weighted average number of shares outstanding (in thousands)
Basic	190,537	192,031	190,597	187,849
Diluted	190,537	310,088	190,597	305,869

Interim Condensed Consolidated Statement of Comprehensive (Loss) Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income after tax for the period	(6,602)	596	(7,263)	3,641
Exchange differences on translation of foreign operations	1,739	(310)	1,806	(607)
Comprehensive (loss) income for the period	(4,863)	286	(5,457)	3,034

Interest expense for the three and six months ended June 30, 2025 includes $nil earned by a related party ($0.4 and $0.7 million for the three and six months ended June 30, 2024). Refer to Note 16.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2023	105,377,667	196,128	7,954	(16,125)	(180,856)	7,101
Stock-based compensation	-	-	248	-	-	248
Issued on vesting of RSUs	521,253	771	(771)	-	-	-
Issued on Rights Offering (as defined in Note 14)	85,714,285	21,273	-	-	-	21,273
Issued for employee share purchase plan	267,021	122	-	-	-	122
RSUs withheld to settle employee tax obligations	-	-	(76)	-	-	(76)
Foreign currency translation adjustment	-	-	-	(297)	-	(297)
Net income for the period	-	-	-	-	3,045	3,045
As at March 31, 2024	191,880,226	218,294	7,355	(16,422)	(177,811)	31,416
Stock-based compensation	-	-	194	-	-	194
Issued on vesting of RSUs and Share Awards	702,918	300	(300)	-	-	-
Issued for employee share purchase plan	384,499	135	-	-	-	135
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(131)	-	-	(131)
Foreign currency translation adjustment	-	-	-	(310)	-	(310)
Net income for the period	-	-	-	-	596	596
As at June 30, 2024	192,967,643	218,729	7,118	(16,732)	(177,215)	31,900

As at December 31, 2024	193,605,237	219,023	8,206	(18,541)	(166,098)	42,590
Stock-based compensation	-	-	566	-	-	566
Issued on vesting of RSUs	343,455	366	(366)	-	-	-
RSUs withheld to settle employee tax obligations	-	-	(1)	-	-	(1)
Issued for employee share purchase plan	236,834	152	-	-	-	152
Cancelled from Shares NCIB and Share Repurchase (each as defined in Note 9)	(4,439,107)	(4,880)	1,368	-	-	(3,512)
Foreign currency translation adjustment	-	-	-	67	-	67
Net loss for the period	-	-	-	-	(661)	(661)
As at March 31, 2025	189,746,419	214,661	9,773	(18,474)	(166,759)	39,201
Stock-based compensation	-	-	561	-	-	561
Issued on vesting of RSUs	1,130,876	524	(524)	-	-	-
RSUs withheld to settle employee tax obligations	-	-	(60)	-	(16)	(76)
Issued for employee share purchase plan	298,039	152	-	-	-	152
Cancelled from Shares NCIB	(730,148)	(852)	365	-	-	(487)
Foreign currency translation adjustment	-	-	-	1,739	-	1,739
Net loss for the period	-	-	-	-	(6,602)	(6,602)
As at June 30, 2025	190,445,186	214,485	10,115	(16,735)	(173,377)	34,488

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cash flows from operating activities:
Net (loss) income for the period	(6,602)	596	(7,263)	3,641
Adjustments:
Depreciation and amortization	1,547	1,521	3,027	3,055
Impairment charge on Rock Hill Facility	-	-	-	530
Stock-based compensation	594	427	1,333	1,102
Foreign exchange loss (gain)	1,809	(493)	2,065	(1,471)
Gain on extinguishment of convertible debt	(7)	-	(14)	(2,931)
Accretion of convertible debentures	91	205	175	385
Loss on disposal	-	290	115	290
Changes in operating assets and liabilities:
Trade and accrued receivables	(632)	(1,955)	2,661	(1,989)
Other receivables	(420)	(146)	(667)	(149)
Inventory	(727)	634	(76)	1,231
Prepaid and other assets, current and long term	(582)	(1,111)	(565)	326
Accounts payable and accrued liabilities	1,263	1,487	(431)	(2,585)
Customer deposits and deferred revenue	(286)	(168)	(657)	(2,370)
Current portion of long-term debt and accrued interest	7	59	(3)	(93)
Lease liabilities	23	297	62	628
Net cash flows (used in) provided by operating activities	(3,922)	1,643	(238)	(400)

Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(503)	(319)	(801)	(663)
Capitalized software development expenditures	(451)	(482)	(930)	(924)
Other asset expenditures	(85)	(53)	(91)	(132)
Recovery of software development expenditures	60	-	114	121
Proceeds on sale of property, plant, and equipment	-	10	-	10
Proceeds on sale of assets held for sale	-	-	-	1,025
Net cash flows (used in) investing activities	(979)	(844)	(1,708)	(563)

Cash flows from financing activities:
Common share repurchases	(488)	-	(3,993)	-
Repayment of long-term debt	(94)	(19)	(190)	(5,093)
Net proceeds received from Rights Offering	-	-	-	21,273
Employee tax payments on vesting of RSUs	(60)	(131)	(60)	(207)
Net cash flows (used in) provided by financing activities	(642)	(150)	(4,243)	15,973
Effect of foreign exchange on cash, cash equivalents and restricted cash	200	(109)	1	(339)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,343)	540	(6,188)	14,671
Cash, cash equivalents and restricted cash, beginning of period	28,686	39,230	29,531	25,099
Cash, cash equivalents and restricted cash, end of period	23,343	39,770	23,343	39,770
Supplemental disclosure of cash flow information:
Interest paid	(351)	(673)	(709)	(1,678)
Income taxes paid	1	(411)	(4)	(411)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within
the consolidated balance sheet.			As at June 30,
			2025	2024
Cash and cash equivalents			23,100	39,529
Restricted cash			243	241
Total cash, cash equivalents and restricted cash			23,343	39,770

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

DIRTT is incorporated under the laws of the province of Alberta, Canada. Its headquarters is located at 7303 – 30th Street S.E., Calgary, AB, Canada T2C 1N6 and its registered office is located at 4500, 855 – 2nd Street S.W., Calgary, AB, Canada T2P 4K7. DIRTT’s common shares trade on the Toronto Stock Exchange under the symbol “DRT”. On June 12, 2025, the Company began trading on the OTCQX® Best Market (“OTCQX”) under the symbol “DRTTF.” The Company previously traded on, and upgraded to OTCQX from, the OTC Pink® Market.

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of June 30, 2025, and its results of operations and cash flows for the three and six months ended June 30, 2025 and 2024. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 included in the Annual Report on Form 10-K of the Company as filed with the SEC and applicable securities commission or similar regulatory authorities in Canada.

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

On August 28, 2024, the Company commenced a normal course issuer bid (the “Debentures NCIB”) for the Debentures which will terminate no later than August 27, 2025. Under the Debentures NCIB, DIRTT is permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. For the three and six months ended June 30, 2025, C$0.1 million ($0.1 million) and C$0.2 million ($0.1 million) principal amounts of the December Debentures and C$0.02 million ($0.01 million) and C$0.05 million ($0.04 million) principal amounts of the January Debentures, respectively, had been acquired through the Debentures NCIB ($nil for the three and six months ended June 30, 2024).

In accordance with GAAP, it was determined that the C$0.1 million ($0.1 million) repayment on convertible debt through the Debentures NCIB in the three months ended June 30, 2025 ($nil for the three months ended June 30, 2024), triggered an extinguishment of C$0.1 million ($0.1 million) ($nil for the three months ended June 30, 2024) of principal amount of debt. The gain on extinguishment of C$0.01 million ($0.01 million) for the three months ended June 30, 2025 ($nil for the three months ended June 30, 2024), was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs.

In accordance with GAAP, it was determined that the C$0.2 million ($0.2 million) repayment on convertible debt through the Debentures NCIB in the six months ended June 30, 2025 (C$6.9 million ($5.1 million) repayment of convertible debt through the Issuer Bid in the six months ended June 30, 2024), triggered an extinguishment of C$0.2 million ($0.2 million) (C$10.5 million ($7.8 million) for the six months ended June 30, 2024) of principal amount of debt. The gain on extinguishment of C$0.02 million ($0.01 million) for the six months ended June 30, 2025 (C$3.9 million ($2.9 million) for the six months ended June 30, 2024), was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs.

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial well-being of our customers. At June 30, 2025, approximately 70% of our trade accounts receivable are trade credit insured, relating to accounts receivable from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the three and six months ended June 30, 2025, no single Construction Partner accounted for greater than 10% of revenue (one Construction Partner for the three and six months ended June 30, 2024). In addition, and where possible, we collect a 50% deposit on sales, excluding the government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	June 30, 2025	December 31, 2024
Current	14,420	16,677
Overdue	2,678	2,916
	17,098	19,593
Less: expected credit losses	(100)	(99)
Trade and accrued receivables, net of expected credit losses	16,998	19,494

No adjustment to our expected credit losses of $0.1 million was required for the three and six months ended June 30, 2025. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

6. OTHER LIABILITIES

	As at
	June 30, 2025	December 31, 2024
Warranty provisions (1)	864	849
DSU liability	2,353	2,028
Income taxes payable	128	-
Sublease deposits	206	206
Other provisions and other liabilities	130	134
Other liabilities	3,681	3,217

(1)
The following table presents a reconciliation of the warranty provision balance:

	As at
	June 30, 2025	December 31, 2024
As at January 1,	849	873
Additions to warranty provision	359	640
Payments related to warranties	(344)	(664)
	864	849

7. LONG-TERM DEBT

	Leasing Facilities	Convertible Debentures	Total Debt
Balance at January 1, 2024	484	55,624	56,108
Accretion of issue costs	-	1,491	1,491
Accrued interest	35	2,402	2,437
Interest payments	(35)	(2,839)	(2,874)
Principal repayments	(78)	(21,408)	(21,486)
Gain on extinguishment	-	(10,426)	(10,426)
Exchange differences	(33)	(2,865)	(2,898)
Balance at December 31, 2024	373	21,979	22,352
Current portion of long-term debt and accrued interest	78	281	359
Long-term debt	295	21,698	21,993

Balance at January 1, 2025	373	21,979	22,352
Accretion of issue costs	-	175	175
Accrued interest	15	691	706
Interest payments	(15)	(694)	(709)
Principal repayments	(39)	(151)	(190)
Gain on extinguishment	-	(14)	(14)
Exchange differences	19	1,200	1,219
Balance at June 30, 2025	353	23,186	23,539
Current portion of long-term debt and accrued interest	86	12,298	12,384
Long-term debt	267	10,888	11,155

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Company was able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of (i) 75% of the book value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). Interest was calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability” (defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash), was less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR had been below 1.10:1 for the three immediately preceding months, the Company was required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Canada Leasing Facility (as defined below) and a leasing facility in the United States that is no longer available (together, the “Leasing Facilities”). Should an event of default have occurred or the Aggregate Excess Availability been less than C$6.25 million for five consecutive business days, the Company would have entered a cash dominion period whereby the Company’s bank accounts would have been blocked by RBC and daily balances would have offset any borrowings and any remaining amounts made available to the Company.

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

On February 20, 2025, the Company extended the Third Extended RBC Facility (the “Fourth Extended RBC Facility”). The Fourth Extended RBC Facility is subject to the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million and matures on November 30, 2025. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. At June 30, 2025, available borrowings are C$10.9 million ($8.0 million) (December 31, 2024 – C$14.4 million ($10.0 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. Under the RBC Facility, if the “Aggregate Excess Availability” (defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash), was less than C$3.0 million for at least thirty consecutive calendar days, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve-month basis. As at June 30, 2025, the Company is in compliance with its financial covenants. The Fourth Extended RBC Facility also includes a new letter of credit facility guaranteed by the Export Development of Canada of C$5.0 million. The Company has also entered into a bonding facility with Great Midwest Insurance Company, and any other company that is part of or added to Skyward Specialty Insurance Group, Inc. (“Skyward”), which allows access to a $15.0 million bonding facility subject to an individual maximum of $5.0 million. Under the terms of the facility with Skyward, any bonds issued will be secured through Letters of Credit issued pursuant to the Fourth Extended RBC Facility. At June 30, 2025, no bonds have been issued through such bonding facility.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.3 million) has been drawn and C$4.0 million ($2.9 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%.

The Company did not make any draws on the Canada Leasing Facility during the three and six months ended June 30, 2025 (2024 – $nil). The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures (the “January Debentures”) with a syndicate of underwriters. On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures will mature and be repayable on January 31, 2026 (the “January Debentures Maturity Date”) and accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The January Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. As a result of the Rights Offering (refer to Note 14), the conversion price of the January Debentures was adjusted to C$4.03 per common share representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures, and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures (refer to Note 4). On August 2, 2024, the Company purchased C$18,915,000 principal amount of the January Debentures for cancellation held by 22NW Fund, LP (“22NW”) (together with the purchase of C$13,638,000 principal amount of the December Debentures for cancellation held by 22NW) (the “Debenture Repurchase”). On August 26, 2024, the Company announced the Debentures NCIB, which commenced on August 28, 2024. During the three and six months ended June 30, 2025, the Company repurchased for cancellation C$0.02 million ($0.01 million) and C$0.05 million ($0.04 million) principal amount of January Debentures as part of the Debentures NCIB. As at June 30, 2025, C$16.6 million ($12.2 million) principal amount of the January Debentures was outstanding.

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures (the “December Debentures”) with a syndicate of underwriters. The December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. As a result of the Rights Offering (refer to Note 14), the conversion price of the December Debentures was adjusted to C$3.64 per common share representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures (refer to Note 4). On August 2, 2024, the Company repurchased for cancellation C$13.6 million ($10.1 million) principal amount of December Debentures held by 22NW. On August 26, 2024, the Company announced the Debentures NCIB which commenced on August 28, 2024. During the three and six months ended June 30, 2025, the Company repurchased for cancellation C$0.1 million ($0.1 million) and C$0.2 million ($0.1 million) principal amount of the December Debentures as part of the Debentures NCIB. As at June 30, 2025, C$15.1 million ($11.0 million) principal amount of the December Debentures was outstanding.

8. STOCK-BASED COMPENSATION

In May 2020, shareholders approved the DIRTT Environmental Solutions Ltd. Long Term Incentive Plan, which was subsequently amended and restated in each of 2023, 2024 and 2025 and is currently called the DIRTT Environmental Solutions Ltd. Third Amended and Restated Long-Term Incentive Plan (as amended and restated, the “LTIP”). Each amendment and restatement was approved by our shareholders. The LTIP replaced the predecessor incentive plans, being the Performance Share Unit Plan (“PSU Plan”) and the Amended and Restated Stock Option Plan (“Stock Option Plan”). No further awards have been or will be granted under either the Stock Option Plan or the PSU Plan following initial approval of the LTIP in May of 2020, but both plans remain in place to govern the terms of any awards that were granted pursuant to such plans.

The LTIP gives the Company the ability to award options, share appreciation rights, restricted share units, deferred share units, restricted shares, dividend equivalent rights, and other share-based awards and cash awards to eligible employees, officers, consultants and directors of the Company and its affiliates. In accordance with the LTIP, the sum of (i) 30,350,000 common shares plus (ii) the number of common shares subject to stock options previously granted under the Stock Option Plan that, following May 22, 2020, expire or are cancelled or terminated without having been exercised in full, have been reserved for issuance under the LTIP. Upon vesting of certain LTIP awards, the Company may withhold shares as a means of meeting DIRTT’s tax withholding requirements in respect of the withholding tax remittances required in respect of award holders. To the extent the fair value of the withheld shares upon vesting exceeds the grant date fair value of the instrument, the excess amount is credited to retained earnings or deficit.

Prior to May of 2023, deferred share units (“DSUs”) were granted to non-employee directors under the Deferred Share Unit Plan for Non-Employee Directors (as amended and restated, the “DSU Plan”) and settleable only in cash. As of May 30, 2023, the LTIP provides the Company the ability to settle DSUs in either cash or common shares, while consolidating future share-based awards under a single plan. The terms of the DSU Plan are otherwise materially unchanged as incorporated into the LTIP. Effective May 30, 2023, no new awards have been or will be made under the DSU Plan, but awards previously granted under the DSU Plan will continue to be governed by the DSU Plan. DSUs are settled following cessation of services with the Company.

Stock-based compensation expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Equity-settled awards	739	521	1,478	1,014
Cash-settled awards	(145)	(94)	(145)	88
	594	427	1,333	1,102

The following summarizes RSUs, PRSUs, PSUs (each as defined herein) and DSUs activity during the periods:

	RSU Time-	RSU Performance-
	Based	Based	PSU	DSU
	Number of	Number of	Number of	Number of
	units	units	units	units
Outstanding at December 31, 2023	3,530,564	64,029	1,845,608	3,086,172
Granted	2,344,500	-	-	1,071,009
Vested or settled	(1,211,597)	(12,574)	-	-
Withheld to settle employee tax obligations	(275,314)	-	-	-
Forfeited or expired	(45,368)	(6,278)	-	-
Outstanding at June 30, 2024	4,342,785	45,177	1,845,608	4,157,181
Outstanding at December 31, 2024	10,260,791	45,177	1,845,608	4,033,894
Granted	25,000	-	-	544,081
Vested or settled	(1,474,331)	-	-	-
Withheld to settle employee tax obligations	(139,186)	-	-	-
Forfeited or expired	(156,791)	(45,177)	-	-
Outstanding at June 30, 2025	8,515,483	-	1,845,608	4,577,975

Restricted share units (time-based vesting)

Except as noted below, outstanding restricted share units (“RSUs”) that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant. The RSUs will be settled following vesting by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in the six months ended June 30, 2025 and June 30, 2024 was C$0.82 and C$0.63, respectively, which was determined using the closing price of the Company’s common shares on their respective grant dates. During the third quarter of 2024, certain of the Company’s executives were granted (i) 5 million RSUs which will cliff vest on August 14, 2026 and (ii) 975,000 RSUs, one-third of which will vest every year over a three-year period from the date of grant, at a weighted average fair value of C$0.75 which was determined using the closing price of the Company’s common shares on their respective grant dates.

Restricted share units (performance-based vesting)

During 2022 and 2021, RSUs were granted to executives with service and performance-based conditions for vesting based on the Company’s share price performance (the “PRSUs”). Based on share price performance since the date of grant, 66.7% of the 2021 PRSUs vested on March 1, 2024, but none of the 2022 PRSUs vested upon completion of the three-year service period. As at June 30, 2024, the Company had 45,177 PRSUs outstanding. All PRSUs were expired as of June 30, 2025.

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through performance share units (“PSUs”). The performance period of the PSUs is from January 1, 2023 to December 31, 2026 with a cliff vesting term for December 31, 2026. 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of June 30, 2025, the fair value of these PSUs have been deemed to be $nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023, 738,553 PSUs with a $nil value were forfeited as a result of an executive departure and 1,845,608 PSUs with a $nil value are outstanding at June 30, 2025.

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the period. DSUs outstanding at June 30, 2025 had a fair value of $0.6 million which is included in other liabilities on the balance sheet (December 31, 2024 – $0.7 million).

Granted under the LTIP

DSUs granted after May 30, 2023 (the “New DSUs”) will be settled by way of the provision of cash or shares (or a combination thereof) to the directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the DSUs granted in the first six months of 2024 and 2025 was C$0.62 ($0.45) and C$0.92 ($0.66), respectively, which was determined using the closing price of the Company’s common shares on the grant date. New DSUs outstanding at June 30, 2025 had a fair value of $1.7 million which is included in other liabilities on the balance sheet (December 31, 2024 – $1.3 million).

Dilutive Instruments

For the three and six months ended June 30, 2025, 1.0 million and 6.7 million RSUs (respectively), 3.2 million New DSUs, 1.8 million PSUs, and 38.6 million common shares which would have been issued if the principal amount of the Debentures was settled in common shares at the quarter-end price were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net loss per share.

For the three and six months ended June 30, 2024, 2.1 million and 2.3 million RSUs and PRSUs (respectively), 2.3 million and 2.0 million New DSUs (respectively), and 113.7 million shares which would have been issued if the principal amount of the Debentures was settled in common shares at the quarter-end price were included in the diluted net income per share calculation. 0.02 million options, 0.05 million PRSUs and 1.8 million PSUs were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net income per share. See Note 10 for the dilutive impact on net income per share.

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

In addition to the Share Repurchase, DIRTT acquired and cancelled 730,148 and 1,248,411 common shares during the three and six months ended June 30, 2025, respectively, under the Shares NCIB (58,478 common shares for the year ended December 31, 2024).

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 1, 2025 - January 31, 2025	109,556	$0.77	109,556	7,347,199
February 1, 2025 - February 28, 2025(1)	4,074,200	$0.80	153,356	3,272,999
March 1, 2025 - March 31, 2025	255,351	$0.69	255,351	3,017,648
April 1, 2025 - April 30, 2025	266,546	$0.73	266,546	2,751,102
May 1, 2025 - May 31, 2025	197,129	$0.66	197,129	2,553,973
June 1, 2025 - June 30, 2025	266,473	$0.61	266,473	2,287,500
Total	5,169,255		1,248,411	2,287,500

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

10. EARNINGS (LOSS) PER SHARE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income per share – basic
Net (loss) income (thousands of U.S. dollars)	$(6,602)	$596	$(7,263)	$3,641
Weighted average number of shares outstanding (thousands of shares)	190,537	192,031	190,597	187,849
Net (loss) income per share (U.S. dollars) − basic	$(0.03)	$0.00	$(0.04)	$0.02

Net (loss) income per share − diluted
Net (loss) income (thousands of U.S. dollars)	$(6,602)	$596	$(7,263)	$3,641
Interest on convertible debentures	NA	723	NA	1,567
	$(6,602)	$1,319	$(7,263)	$5,208
Weighted average number of shares outstanding (thousands of shares)	-	192,031	-	187,849
Dilutive debentures on convertible debt (thousands of shares) (1)	-	113,653	-	113,653
Dilutive RSUs and PRSUs (thousands of shares) (2)	-	2,106	-	2,317
Dilutive New DSUs (thousands of shares) (2)	-	2,298	-	2,050
Weighted average number of shares outstanding (thousands of shares)	190,537	310,088	190,597	305,869
Net (loss) income per share (U.S .dollars) − diluted	$(0.03)	$0.00	$(0.04)	$0.02

(1) For the three and six months ended June 30, 2024, the Net income per share - diluted includes the effect of 113.7 million shares that would be issued if the principal amount of the Debentures was settled in our common shares at the quarter end price as they would have the potential to dilute basic income per share. Refer to Note 8 for the anti-dilutive impact on the three and six months ended June 30, 2025.

(2) For the three and six months ended June 30, 2024, the Net income per share − diluted includes the effect of 2.1 million and 2.3 million RSUs and PRSUs, and 2.3 million and 2.1 million New DSUs, as they would have the potential to dilute basic income per share. Refer to Note 8 for the anti-dilutive impact on the three and six months ended June 30, 2025.

11. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 12 for the disaggregation of revenue by geographic region.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Product	33,475	36,141	69,699	71,017
Transportation	4,091	3,859	8,029	7,814
License fees from Construction Partners	175	176	359	384
Total product revenue	37,741	40,176	78,087	79,215
Installation and other services	1,181	1,025	2,130	2,833
	38,922	41,201	80,217	82,048

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
At a point in time	37,566	40,000	77,728	78,831
Over time	1,356	1,201	2,489	3,217
	38,922	41,201	80,217	82,048

Revenue recognized at a point in time represents the majority of the Company’s sales. Revenue is recognized when a customer obtains legal title to the product, which is when ownership of the product is transferred to, or services are delivered to, the customer. Revenue recognized over time is limited to license fees, installation and ongoing maintenance contracts with customers and is recorded as performance obligations which are satisfied over the term of the contract.

Contract Liabilities

	As at
	June 30, 2025	December 31, 2024	December 31, 2023
Customer deposits	3,030	4,028	5,290
Deferred revenue	358	-	-
Contract liabilities	3,388	4,028	5,290

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was lower as at June 30, 2025 compared to December 31, 2024 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2024 and 2023 totaling $4.0 million and $5.3 million, respectively, were recognized as revenue in the six months ended June 30, 2025 and 2024, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Commercial	20,808	28,018	48,906	58,197
Healthcare	9,165	4,800	16,369	7,849
Government	3,007	5,092	5,656	8,567
Education	4,586	2,090	6,797	4,218
License fees from Construction Partners	175	176	359	384
Total product and transportation revenue	37,741	40,176	78,087	79,215
Installation and other services	1,181	1,025	2,130	2,833
	38,922	41,201	80,217	82,048

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

Revenue from external customers

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Canada	4,044	4,659	10,922	7,728
U.S.	34,878	36,542	69,295	74,320
	38,922	41,201	80,217	82,048

Non-current assets

	As at June 30,	As at December 31,
	2025	2024
Canada	25,883	25,924
U.S.	22,922	25,137
	48,805	51,061

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

Segment profit and loss reconciliation to Net (loss) income after tax

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Revenue	38,922	41,201	80,217	82,048
Cost of sales	28,104	25,826	54,857	52,025
Operating expenses (1)	15,156	14,359	30,020	29,214
Operating (loss) income	(4,338)	1,016	(4,660)	809
Other income/(expenses) and gains/(losses) (2)	(2,264)	(420)	(2,603)	2,832
Net (loss) income after tax	(6,602)	596	(7,263)	3,641

Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-	-
Net (loss) income after tax	(6,602)	596	(7,263)	3,641

(1) Includes Sales and marketing, General and administrative, Operations support, Technology and development, Stock-based compensation, Reorganization costs and Impairment charges.

(2) Includes Tax expenses, non-recurring gains and losses, foreign exchange gains (losses), interest income and interest expenses.

13. INCOME TAXES

As at June 30, 2025, the Company had a valuation allowance of $30.0 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2024 – $30.0 million).

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

15. COMMITMENTS

As at June 30, 2025, the Company had outstanding purchase obligations of approximately $2.8 million related to inventory and property, plant and equipment purchases (December 31, 2024 – $4.2 million). As at June 30, 2025, the Company had undiscounted operating lease liabilities of $37.6 million (December 31, 2024 – $39.5 million).

During the quarter ended June 30, 2025, the Company signed a lease agreement for a new DIRTT Experience Center (“DXC”) in Houston, Texas. The lease is expected to commence subsequent to June 30, 2025. Undiscounted rent obligations associated with this lease are $1.4 million.

16. RELATED PARTY TRANSACTIONS

As at June 30, 2025, there were no Debentures held by a related party (June 30, 2024 - C$18.9 million and C$13.6 million of the January Debentures and December Debentures, respectively). Interest earned on Debentures held by a related party is $nil for the three and six months ended June 30, 2025 ($0.4 million and $0.7 million for the three and six months ended June 30, 2024). Interest is earned on terms applicable to all Debenture holders.

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

Key Second Quarter Highlights and Other Recent Developments

•
Revenue for the quarter ended June 30, 2025 was $38.9 million, a decrease of $2.3 million or 6%, from $41.2 million for the same period of 2024. We entered the second quarter of 2025 with an 8% higher twelve-month forward pipeline as compared to April 1, 2024. However, we started experiencing above-trend scheduling delays and below-trend signed awards driven by macroeconomic conditions, including the imposition of additional tariffs, which we believe are unrelated to DIRTT, resulting in lower revenue this quarter.
•
Gross profit and gross profit margin for the quarter ended June 30, 2025 were $10.8 million or 27.8% of revenue compared to $15.4 million or 37.3% of revenue for the quarter ended June 30, 2024. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the three months ended June 30, 2025 was $11.8 million, a decrease from $16.2 million Adjusted Gross Profit for the second quarter of 2024. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) was 30.4% in the second quarter of 2025, a decrease from 39.4% in the comparative period of 2024. Gross profit and Adjusted Gross Profit for the quarter ended June 30, 2025 were negatively impacted due to the decline in revenues as well as tariff costs that commenced in March 2025.
•
During the first six months of 2025, various tariffs have been levied by the U.S. and Canadian governments. We incurred $2.0 million (5.1% of total revenue) and $2.6 million (3.3% of total revenue) in tariffs and costs related to tariff mitigation actions for the three and six months ended June 30, 2025, respectively. DIRTT is most impacted by the 25% tariff levied on Canadian aluminum exports to the United States which increased to 50% in June 2025.
•
Net loss after tax and net loss margin for the second quarter of 2025 was $6.6 million and 17.0%, respectively, compared to $0.6 million net income after tax and net income margin of 1.4% for the same period of 2024. The decrease in net income is primarily the result of a $4.6 million decrease in gross profit, a $0.8 million increase in operating expenses, a $2.3 million decrease in foreign exchange gain, and a $0.3 million decrease in interest income, partially offset by a decrease of $0.5 million in interest expense and $0.2 million in income tax expense.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the second quarter of 2025 was $(2.0) million, or (5.2%) of revenue, a decrease of $5.2 million from $3.2 million, or 7.7% of revenue, for the second quarter of 2024. Lower Adjusted EBITDA was mainly driven by a $4.4 million decrease in Adjusted Gross Profit and an increase in operating expenses.

•
Cash on hand decreased by $5.3 million in the second quarter of 2025 to $23.1 million, compared to a $0.5 million increase in cash in the second quarter of 2024. The decrease in cash in the second quarter of 2025 was driven by $3.9 million of net cash flows used in operating activities, $1.0 million in capital expenditures, and an aggregate of $0.6 million in common share repurchases from the Shares NCIB (as defined herein) and repurchase of convertible debt through the Debentures NCIB (as defined herein). The increase in cash for the second quarter of 2024 was mainly due to $1.6 million of cash flows provided by operating activities.
•
On June 12, 2025, we began trading on the OTCQX under the symbol “DRTTF.” The Company previously traded on, and upgraded to OTCQX from, the OTC Pink® Market.

Pipeline

The table below presents our qualified leads and twelve-month forward pipeline as at July 1, 2025, January 1, 2025 and July 1, 2024. We define qualified leads as the quantity of projects being pursued as of the date presented, and define our pipeline as the estimated potential revenue from qualified leads where a client has engaged DIRTT and is assessing DIRTT as a potential provider of prefabricated interior solutions. We believe these metrics are helpful to estimate near-term performance, particularly given the macroeconomic factors that affect our operating environment, including labor availability, interest rate changes, delayed contracts and slowed construction schedules driven by changing tariff policies and potential recessionary impacts on construction projects.

As of July 1, 2025, our twelve-month forward pipeline increased by 18% year-over-year and by 12% from January 1, 2025, illustrated in the table below.

	As at
	July 1, 2025	January 1, 2025	% Change	July 1, 2024	% Change
Twelve-Month Forward Pipeline ($ 000s)
Commercial	169,698	147,609	15	148,300	14
Healthcare	71,957	51,214	41	55,497	30
Government	48,930	55,203	(11)	35,358	38
Education	20,342	24,292	(16)	23,703	(14)
	310,927	278,318	12	262,858	18
Leads (#)	1,362	1,012	35	1,098	24

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

Commencing in February 2025, the U.S. government proposed and enacted various tariffs. Refer to “Outlook” and “Risk Factors” for further discussion on these tariffs. As of the date of this report, the following tariffs are currently in effect that materially affect DIRTT:

•
On March 12, 2025, a 25% tariff was levied on steel and aluminum imports from Canada into the United States. As disclosed in our Annual Report on Form 10-K, DIRTT manufactures aluminum components, which are machined and processed in Calgary, Alberta as well as Savannah, Georgia. Aluminum costs represent approximately 10% of our total product revenue. This tariff impacts aluminum exports from our Calgary plants to our U.S. customers.
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
•
On April 9, 2025, tariffs of 145% were levied on imports from China into the U.S., which were subsequently reduced on May 12, 2025 to 30% for 90 days. On June 11, 2025, China and the U.S. agreed to reduce overall tariffs by 115%. The Company imports certain raw materials from China (approximately 6% of total raw material spend, representing 3% of total product revenue). In response, we increased the price of certain hardware by 10%, effective June 5, 2025.
•
On June 3, 2025, the U.S. government announced a tariff increase, raising duties on all steel and aluminum imports from 25% to 50%. In response, we added a surcharge of 3.5% on all orders placed after June 20, 2025.
•
On July 8, 2025, the U.S. government announced a possible 50% tariff on copper effective August 1, 2025.

As tariff changes are announced, we will continue to consider the impact to our business. The most significant tariff impacting DIRTT is the 50% aluminum and steel tariff. Over time, we expect the impact of tariffs (if maintained at current levels) to be balanced through the price increases, surcharges and various internal tariff mitigation strategies. However, until the price increase and surcharges are fully passed onto customers, which we expect to occur later in 2025, we anticipate the tariffs will result in a compression on our margins.

Outlook

DIRTT continued to experience challenges related to macroeconomic uncertainty in the second quarter of 2025, primarily driven by the United States’ changing tariff policy. In the second quarter of 2025, revenue was under pressure and lower than expected due to delayed contracts and slowed construction schedules, despite winning work. This trend is evidenced by our revenue declining 6% from the first quarter of 2025 to the second quarter of 2025. Despite this decline, our twelve-month forward pipeline increased 7% from April 1, 2025 compared to July 1, 2025.

The imposition of tariffs decreased Adjusted Gross Profit Margin by 512 basis points in the second quarter of 2025. In June 2025, an additional 25% tariff was levied on aluminum and steel imports into the United States. Whilst we cannot predict the go-forward policy, we have implemented a variety of tariff mitigation strategies, including price adjustments, strategic sourcing, and manufacturing footprint adjustments to preserve margins. We expect there to be a lag between the date the tariffs were incurred and when our mitigation strategies will be realized. Our third quarter financial results are currently expected to reflect similar tariff pressures to the second quarter. We expect to return to positive Adjusted EBITDA by the fourth quarter of 2025.

The construction industry continues to face challenges such as labor shortages and supply chain pressures and DIRTT’s value proposition is even more relevant. Markets seem to be accepting the tariff situation and we hope for normalcy to return to our order conversion in the next two quarters. We are focusing on growth and transforming our business to compete more directly with conventional construction by expanding our commercial channels, innovating our product offering, and increasing operational excellence. For the first time in two years, our twelve-month forward pipeline has crossed the $300 million level. Our Integrated Solutions pipeline has increased by 20% from the beginning of the year. With the introduction of fire-rated walls and other product innovations this quarter, DIRTT is now able to capture more scope on projects than before (i.e. healthcare and life sciences) and is also now able to expand into previously untapped markets such as hospitality and multi-family housing.

Our balance sheet is strong, including $31.1 million of liquidity (comprising of unrestricted cash and available borrowings), although we experienced negative cash flows from operations in the three months ended June 30, 2025. There is C$16.6 million ($12.2 million) principal due under the January Debentures (as defined herein), which mature on January 31, 2026, and we are evaluating whether we will settle or refinance this debt.

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

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), tax consequences, reorganization expense, unusual or infrequent charges or gains (such as gain on extinguishment of debt, and impairment charges), stock-based compensation, and government subsidies. We remove the impact of foreign exchange gain (loss) from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. In periods where production levels are abnormally low, unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA. We have not reconciled forward-looking non-GAAP measures, including Adjusted EBITDA guidance, to its corresponding GAAP measures due to the high variability and difficulty in making accurate forecasts and projections, particularly with respect to non-operating income and expenditures, which are difficult to predict and subject to change.

Depreciation and amortization, stock-based compensation expense, reorganization expense, foreign exchange gains and losses, gain on extinguishment of debt, impairment charges, net interest income on cash deposits, interest expense on outstanding debt and debt facilities, and tax expense are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

The following non-GAAP financial measures are presented in this Quarterly Report, and a description of the calculation for each measure is included.

Adjusted Gross Profit	Gross profit before deductions for depreciation and amortization

Adjusted Gross Profit Margin	Adjusted Gross Profit divided by revenue

EBITDA	Net income before interest, taxes, depreciation, and amortization

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

Results of Operations

Three and Six Months Ended June 30, 2025, Compared to the Three and Six Months Ended June 30, 2024

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in thousands)			($ in thousands)
Revenue	38,922	41,201	(6)	80,217	82,048	(2)
Gross Profit	10,818	15,375	(30)	25,360	30,023	(16)
Gross Profit Margin	27.8%	37.3%		31.6%	36.6%
Operating expenses
Sales and marketing	5,293	6,062	(13)	10,470	11,982	(13)
General and administrative	5,743	4,391	31	11,223	8,957	25
Operations support	1,872	1,841	2	3,902	3,616	8
Technology and development	1,480	1,436	3	2,708	2,687	1
Stock-based compensation	594	427	39	1,333	1,102	21
Reorganization	174	202	(14)	384	340	13
Impairment charge on Rock Hill Facility	-	-	NA	-	530	(100)
Total operating expenses	15,156	14,359	6	30,020	29,214	3
Operating (loss) income	(4,338)	1,016	(527)	(4,660)	809	676
Operating margin	(11.1)%	2.5%		(5.8)%	1.0%
Gain on extinguishment of convertible debentures	7	-	100	14	2,931	(100)
Foreign exchange (loss) gain	(1,912)	358	(634)	(2,024)	1,277	(258)
Interest income	232	482	(52)	494	971	(49)
Interest expense	(485)	(945)	(49)	(936)	(1,999)	(53)
	(2,158)	(105)	(1,955)	(2,452)	3,180	(177)
Net (loss) income before tax	(6,496)	911	(813)	(7,112)	3,989	(278)
Current and deferred income tax expense	106	315	(66)	151	348	(57)
Net (loss) income after tax	(6,602)	596	(1,208)	(7,263)	3,641	(299)

Revenue

Revenue mainly reflects sales to our construction partners (“Construction Partners”) for resale to their clients and, in limited circumstances, our direct sales to clients. We are investing in our Integrated Solutions team to grow revenue and increase direct sales to clients where such opportunities are not available to our Construction Partners. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in thousands)			($ in thousands)
Product	33,475	36,141	(7)	69,699	71,017	(2)
Transportation	4,091	3,859	6	8,029	7,814	3
License fees from Construction Partners	175	176	(1)	359	384	(7)
Total product revenue	37,741	40,176	(6)	78,087	79,215	(1)
Installation and other services	1,181	1,025	15	2,130	2,833	(25)
	38,922	41,201	(6)	80,217	82,048	(2)

Revenue for the three months ended June 30, 2025 was $38.9 million, a decrease of $2.3 million compared to $41.2 million in the comparative period of 2024. Due to market uncertainties and other macroeconomic factors, we are seeing a delay in the decision making of our customers resulting in delayed project starts, resulting in lower revenue this quarter. Given the growth in our twelve-month forward pipeline compared to prior year, we believe this is a timing matter and not indicative of a decline in DIRTT’s business. Revenue for the six months ended June 30, 2025 was $80.2 million, a decrease from $82.0 million in the comparative period of 2024 for the same reasons explained above. For the quarter ended June 30, 2025, we did not collect any of the 3.5% surcharge on orders placed on or after June 20, 2025 and did not collect a material amount of the 5% price increase on orders placed on or after March 18, 2025, due to negotiated price holds. Surcharge recovery and price increases are expected to be collected in the second half of the year. See “Price Increases and Impact of Tariffs.”

Installation and other services revenue was $1.2 million for the quarter ended June 30, 2025 compared to $1.0 million in the quarter ended June 30, 2024, and $2.1 million for the six months ended June 30, 2025 compared to $2.8 million in the same period of 2024. This revenue primarily reflects services performed by our ICE teams for third parties. Except in limited circumstances, historically our Construction Partners, rather than the Company, perform installation services. As our Integrated Solutions team grows, we expect to see a modest increase in installation services.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At June 30, 2025, we had 70 Construction Partners (June 30, 2024: 76; December 31, 2024: 71) servicing multiple locations. We also continue to work on developing our Integrated Solutions team and partnering with our Construction Partner network to drive revenue for DIRTT.

The following tables present our product and transportation revenue by vertical market:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in thousands)			($ in thousands)
Commercial	20,808	28,018	(26)	48,906	58,197	(16)
Healthcare	9,165	4,800	91	16,369	7,849	109
Government	3,007	5,092	(41)	5,656	8,567	(34)
Education	4,586	2,090	119	6,797	4,218	61
License fees from Construction Partners	175	176	(1)	359	384	(7)
Total product revenue	37,741	40,176	(6)	78,087	79,215	(1)
Service revenue	1,181	1,025	15	2,130	2,833	(25)
	38,922	41,201	(6)	80,217	82,048	(2)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in %)		(in %)
Commercial	56	70	63	74
Healthcare	24	12	21	10
Government	8	13	7	11
Education	12	5	9	5
Total Product Revenue(1)	100	100	100	100

(1) Excludes license fees from Construction Partners.

Commercial sales decreased by 26% for the second quarter of 2025 from the second quarter of 2024. The quarter ended June 30, 2025 had fewer large commercial projects compared to the quarter ended June 30, 2024. Healthcare revenues increased by 91% in the second quarter of 2025 from the same period of 2024, primarily due to four key projects shipping in the second quarter of 2025 and larger projects in 2025. Sales in the healthcare sector tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. We have made several investments in new product solutions (such as COVE™ and Applied Headwalls) and additions to the business development team to increase product placement in future healthcare and life science construction projects. Government sales in the second quarter of 2025 decreased by 41% from the second quarter of 2024 primarily due to a customer order delay of a large project due to site readiness. We are monitoring our Government pipeline for any adverse impacts from actions being taken by the U.S. government. Education sales in the second quarter of 2025 increased by 119% from the same period of 2024 due to a higher volume of large projects.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in thousands)			($ in thousands)
Canada	4,044	4,659	(13)	10,922	7,728	41
U.S.	34,878	36,542	(5)	69,295	74,320	(7)
	38,922	41,201	(6)	80,217	82,048	(2)

For the three months ended June 30, 2025, 10% of revenue was from Canada, as compared to 11% for the three months ended June 30, 2024. Historically, approximately 10-15% and 85-90% of revenues are derived from sales to Canada and the United States, respectively. We expect the historical split to continue.

Sales and marketing expenses

Sales and marketing expenses decreased by $0.8 million to $5.3 million for the three months ended June 30, 2025 from $6.1 million for the three months ended June 30, 2024. The decrease was driven by a $0.4 million decrease in salary and benefits costs, $0.2 million lower commission costs as a result of lower revenues, a $0.2 million decrease in travel, meals and entertainment costs, and a $0.1 million decrease in other costs, partially offset by a $0.1 million increase in marketing and tradeshow expenses.

Sales and marketing expenses decreased by $1.5 million to $10.5 million for the six months ended June 30, 2025 from $12.0 million for the six months ended June 30, 2024. The decrease was driven by a $0.8 million decrease in salaries and benefits costs, a $0.3 million decrease in commission costs as a result of lower revenues, a $0.1 million decrease in pass through charges, a $0.1 million decrease in travel, meals and entertainment costs, a $0.1 million decrease in building costs, a $0.1 million decrease in office and communications costs, a $0.1 million decrease in professional services costs, and a $0.1 million decrease in depreciation and amortization expenses. The decrease was partially offset by a $0.2 million increase in marketing and tradeshow expenses.

General and administrative expenses

General and administrative expenses increased by $1.4 million to $5.7 million for the three months ended June 30, 2025, from $4.4 million for the three months ended June 30, 2024. The increase was primarily related to a $0.7 million increase in professional services costs as a result of litigation costs as we prepare for the Falkbuilt Litigation (as defined herein), a $0.5 million increase in salaries and benefits costs, a $0.2 million increase in board fees and expenses, and a $0.1 million increase in public company costs, partially offset by a $0.1 million decrease in building and infrastructure costs.

General and administrative expenses increased by $2.3 million to $11.2 million for the six months ended June 30, 2025, from $9.0 million for the six months ended June 30, 2024. The increase was primarily related to a $1.6 million increase in professional services costs as a result of litigation costs as we prepare for the Falkbuilt Litigation, a $0.7 million increase in salaries and benefits costs, a $0.3 million increase in board fees and expenses, a $0.1 million increase in public company costs, a $0.1 million loss on disposal of manufacturing equipment, and a $0.1 million gain on auction of assets from our Rock Hill facility in South Carolina (the “Rock Hill Facility”) that occurred in 2024 and was not repeated in 2025. The increase was partially offset by a $0.4 million decrease in building and infrastructure costs and a $0.2 million decrease in depreciation and amortization expenses.

Operations support expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Construction Partner project execution, our manufacturing operations, and support staff for the Integrated Solutions team. Operations support expenses slightly increased by $0.03 million for the three months ended June 30, 2025 to $1.9 million compared to $1.8 million for the comparative period of 2024.

Operations support expenses increased by $0.3 million for the six months ended June 30, 2025 to $3.9 million, from $3.6 million for the comparative period of 2024. The increase was primarily related to a $0.2 million increase in salaries and benefits costs, a $0.1 million increase in tradeshow expenses, a $0.1 million increase in product research and development costs, partially offset by a $0.1 million decrease in travel, meals and entertainment costs.

Technology and development expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams, and are primarily comprised of salaries and benefits of technical staff. Technology and development expenses slightly increased $0.04 million to $1.5 million for the three months ended June 30, 2025 compared to $1.4 million for the three months ended June 30, 2024.

Technology and development expenses remained consistent at $2.7 million for each of the six months ended June 30, 2025 and 2024.

Stock-based compensation

Stock-based compensation expense for the three and six months ended June 30, 2025 was $0.6 million and $1.3 million respectively, compared to $0.4 million and $1.1 million in the same periods of 2024. Stock-based compensation expense is dependent on share price in a period for fair value adjustments made on cash-settled DSU awards and grants, exercises, expirations or forfeitures made on other awards. The increase in expense was largely due to an increase in RSU expense as a result of a higher number of RSUs granted and outstanding for the quarter ended June 30, 2025 compared to the same period of 2024, partially offset by a decrease in DSU expenses as a result of decreasing share prices during the second quarter of 2025.

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

The Company had $nil impairment charges in the three and six months ended June 30, 2025.

Gain on extinguishment of debentures

The gain on extinguishment of debentures of $0.01 million and $0.01 million for the three and six months ended June 30, 2025, respectively, relates to the Debentures NCIB and was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs of C$0.1 million ($0.1 million) and C$0.2 million ($0.1 million) (refer to Note 4 of our Interim Condensed Consolidated Financial Statements for additional information). During the three and six months ended June 30, 2024, an aggregate of $nil and C$10.5 million ($7.8 million) in principal amount of Debentures was repurchased for cancellation through the Issuer Bid, which triggered an extinguishment of debt of $nil and C$3.9 million ($2.9 million).

Foreign exchange (loss) gain

Foreign exchange loss or gain decreased from a gain of $0.4 million and $1.3 million for the three and six months ended June 30, 2024 to a loss of $1.9 million and $2.0 million for the same periods in 2025. The decrease is primarily related to the strengthening of the Canadian dollar relative to the U.S. dollar over the three and six months ended June 30, 2025. The majority of our revenue is collected in U.S. dollars (approximately 90%), and approximately 70% of the costs incurred in the three and six months ended June 30, 2025, were denominated in Canadian dollars.

Interest income

Interest income for the three and six months ended June 30, 2025 was $0.2 million and $0.5 million compared to $0.5 million and $1.0 million for the comparative periods of 2024. The decreased interest income is due to declining prime rates that determine interest yields on the Company’s lower cash equivalents during the three and six months ended June 30, 2025 compared to the same periods of 2024.

Interest expense

Interest expense decreased by $0.5 million from $0.9 million in the quarter ended June 30, 2024 to $0.5 million for the three months ended June 30, 2025, and by $1.1 million from $2.0 million for the six months ended June 30, 2024, to $0.9 million for the six months ended June 30, 2025. This decrease is largely due to repayment of debt throughout the year ended December 31, 2024 and during the first six months of 2025, reducing the interest payable on current and long-term debt.

Income tax

Income tax expense for the three and six months ended June 30, 2025 decreased to $0.1 million and $0.2 million, respectively, from $0.3 million in each of the same periods of 2024. The current tax expense represents the income tax provision after the utilization of non-capital loss carry forwards against current period taxable income. The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Despite positive indications of future profitability, including the strength of our pipeline, the Company has determined that it is unlikely that a deferred tax asset will be recognized. Given the history of losses, the Company plans to maintain a valuation allowance against the deferred tax asset. As at June 30, 2025, the Company had a valuation allowance of $30.0 million (December 31, 2024: $30.0 million) against deferred tax assets. The Company plans to continue to evaluate indicators on whether a valuation allowance continues to be needed. For the quarter ended June 30, 2025, the Company utilized a balance of its non-capital loss carry-forwards in Canada and the United States. As at June 30, 2025, we had C$104.5 million of non-capital loss carry-forwards in Canada and $47.1 million of non-capital loss carry-forwards in the United States. These loss carry-forwards will begin to expire in 2037.

Net (loss) income after tax

Net loss after tax was $6.6 million or $0.03 net loss per share, basic and diluted, in the three months ended June 30, 2025, a decrease of $7.2 million from net income after tax of $0.6 million or $0.00 net income per share, basic and diluted, for the three months ended June 30, 2024. The decrease in net income is primarily the result of a $4.6 million decrease in gross profit, a $0.8 million increase in operating expenses, a $2.3 million decrease in foreign exchange gain, and a $0.3 million decrease in interest income, partially offset by decreases of $0.5 million in interest expense and $0.2 million in income tax expense.

Net loss after tax was $7.3 million or $0.04 net loss per share, basic and diluted, for the six months ended June 30, 2025, a decrease of $10.9 million from net income after tax of $3.6 million or $0.02 net income per share, basic and diluted, for the six months ended June 30, 2024. The decrease in net income from the six months ended June 30, 2024 is primarily the result of a $2.9 million gain on extinguishment of convertible debt as a result of the Issuer Bid, a $4.7 million decrease in gross profit, a $3.3 million decrease in foreign exchange gain, a $0.5 million decrease in interest income, a $0.8 million increase in operating expenses, partially offset by a $1.1 million decrease in interest expense and a $0.2 million decrease in income tax expense.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Six months ended June 30, 2025 and 2024

The following table presents a reconciliation for the three and six months ended June 30, 2025 and 2024 of Adjusted Gross Profit to our gross profit and Adjusted Gross Profit Margin to gross profit margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Gross profit	10,818	15,375	25,360	30,023
Gross profit margin	27.8%	37.3%	31.6%	36.6%
Add: Depreciation and amortization expense	1,007	845	1,964	1,689
Adjusted Gross Profit	11,825	16,220	27,324	31,712
Adjusted Gross Profit Margin	30.4%	39.4%	34.1%	38.7%

For the quarter ended June 30, 2025, gross profit margin decreased to 27.8% compared to 37.3% for the same period of 2024. Adjusted Gross Profit Margin was 30.4% for the second quarter of 2025, down from 39.4% in the comparative period of 2024, a decline of 900 basis points. The decrease in Adjusted Gross Profit Margin was primarily attributable to the $2.3 million reduction in revenue and tariff related costs of $2.0 million (512 basis points).

For the six months ended June 30, 2025, gross profit margin decreased to 31.6%, compared to 36.6% in the prior year period. Adjusted Gross Profit Margin was 34.1%, compared to 38.7% in the same period of 2024, a decrease of 460 basis points. The year-to-date margin decline reflects the same underlying factors observed in the second quarter, including a $1.8 million reduction in revenue and a $2.6 million increase in tariff related costs (327 basis points).

EBITDA and Adjusted EBITDA for the Three and Six months ended June 30, 2025 and 2024

The following table presents a reconciliation for the results for the three and six months ended June 30, 2025 and 2024 of EBITDA and Adjusted EBITDA to our net (loss) income after tax, and of Adjusted EBITDA Margin to net (loss) income margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Net (loss) income after tax for the period	(6,602)	596	(7,263)	3,641
Add back (deduct):
Interest expense	485	945	936	1,999
Interest income	(232)	(482)	(494)	(971)
Income tax expense	106	315	151	348
Depreciation and amortization	1,547	1,521	3,027	3,055
EBITDA	(4,696)	2,895	(3,643)	8,072
Foreign exchange loss (gain)	1,912	(358)	2,024	(1,277)
Stock-based compensation	594	427	1,333	1,102
Reorganization expense(2)	174	202	384	340
Gain on extinguishment of convertible debentures(2)	(7)	-	(14)	(2,931)
Impairment charge on Rock Hill Facility (2)	-	-	-	530
Adjusted EBITDA	(2,023)	3,166	84	5,836
Net (Loss) Income Margin(1)	(17.0)%	1.4%	(9.1)%	4.4%
Adjusted EBITDA Margin	(5.2)%	7.7%	0.1%	7.1%

(1) Net (loss) income after tax divided by revenue.

(2) Reorganization expenses, the gain on extinguishment of convertible debentures (refer to Note 4 of the interim condensed consolidated financial statements) and the impairment charge on the Rock Hill Facility are not core to our business and are therefore excluded from the Adjusted EBITDA calculation.

For the three months ended June 30, 2025, Adjusted EBITDA decreased by $5.2 million to a $2.0 million loss from $3.2 million and Adjusted EBITDA Margin decreased to (5.2%) from 7.7% for the same period of 2024. This reflects a $4.4 million decrease in Adjusted Gross Profit (explained above), a $0.5 million increase in salaries and benefits costs as we invest in our business, a $0.9 million increase in professional services costs largely due to higher litigation costs related to the Falkbuilt Litigation, and a $0.3 million increase in public company costs and board fees, offset by a $0.2 million decrease in commissions as a result of lower revenue, a $0.3 million decrease in travel, meals and entertainment costs, a decrease of $0.3 million from loss on disposal, and a $0.1 million decrease in other costs.

For the six months ended June 30, 2025, Adjusted EBITDA decreased by $5.8 million to $0.1 million from $5.8 million and Adjusted EBITDA Margin decreased to 0.1% from 7.1%, for the same period of 2024. This reflects a $4.4 million decrease in Adjusted Gross Profit, a $1.8 million increase in professional services costs largely associated with higher litigation costs related to the Falkbuilt Litigation, a $0.4 million increase in public company costs and board fees, and a $0.3 million increase in marketing and tradeshow expenses, partially offset by a $0.3 million decrease in commissions from lower revenue, a $0.5 million decrease in building and infrastructure costs, a decrease of $0.2 million from loss on disposal, and a $0.1 million decrease in other costs.

Liquidity and Capital Resources

As at June 30, 2025, the Company had $23.1 million of cash on hand and C$10.9 million ($8.0 million) of available borrowings, compared to $29.3 million of cash on hand and C$14.4 million ($10.0 million) of available borrowings as at December 31, 2024. Through the first six months of 2025, the Company used $6.2 million of cash primarily due to the payment of $4.0 million to repurchase common shares under the Shares NCIB and Share Repurchase and $1.8 million for capital expenditures.

We have assessed the Company’s liquidity as at June 30, 2025, taking into account our sales outlook for the next twelve months, our budget and expected cash outflows and our existing cash balances and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next twelve months. We note that the January Debentures amounting to C$16.6 million ($12.2 million) as of June 30, 2025 are due on January 31, 2026 and have therefore been classified as current on our balance sheet. We are evaluating whether we will settle or refinance this debt. Another C$15.1 million ($11.0 million) of principal is due under the December Debentures (as defined herein), which mature on December 31, 2026 (and therefore not yet classified as current), and we are also evaluating our options for this debt.

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

On November 21, 2023, the Company announced a rights offering, which closed on January 9, 2024, for aggregate gross proceeds of C$30.0 million (net proceeds of $21.3 million) (the “Rights Offering”). As a result of the Rights Offering, the conversion price was adjusted to C$4.03 per common share for the January Debentures, and C$3.64 per common share for the December Debentures.

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

On August 2, 2024, the Company entered into an agreement with 22NW Fund LP (“22NW”), to purchase for cancellation an aggregate of C$18,915,000 principal amount of the January Debentures at a purchase price of C$684.58 per C$1,000 principal amount of January Debentures and C$13,638,000 principal amount of the December Debentures at a purchase price of C$665.64 per C$1,000 principal amount of December Debentures, for an aggregate purchase price of C$22,104,591.45, inclusive of a cash payment for all accrued and unpaid interest up to, but excluding, the date on which such Debentures were purchased by the Company (the “Debenture Repurchase”). The purchase price of each series of Debentures (excluding the cash payment for accrued and unpaid interest) represented a discount of approximately 4% to the average trading price of the applicable series of Debentures on the TSX for the 20 trading days preceding August 2, 2024. As a result of the Debenture Repurchase, 22NW no longer holds any Debentures.

On August 28, 2024, the Company commenced the Debentures normal course issuer bid (the “Debentures NCIB”) which will terminate no later than August 27, 2025. Under the Debentures NCIB, DIRTT is permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. As at June 30, 2025, C$0.5 million ($0.4 million) and C$0.07 million ($0.05 million) principal amounts of the December Debentures and January Debentures had been acquired through the Debentures NCIB, respectively. As at June 30, 2025, C$16.6 million ($12.2 million) principal amount of the January Debentures and C$15.1 million ($11.0 million) principal amount of the December Debentures were outstanding.

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

On February 13, 2025, the Company entered a share repurchase agreement with NGEN III, LP (“NGEN”) to purchase for cancellation 3,920,844 common shares held by NGEN (the “NGEN Shares”) at a purchase price of $0.80 per NGEN Share (the “Share Repurchase”). Following the Share Repurchase, there were 189,643,903 common shares outstanding. The NGEN Shares repurchased under the Share Repurchase were counted against the maximum number of shares that may be repurchased pursuant to the Shares NCIB being 7,515,233 shares. As at June 30, 2025, 5,169,255 common shares had been repurchased and cancelled for proceeds of C$5.7 million ($4.0 million) through the Shares NCIB and the Share Repurchase.

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

On February 20, 2025, the Company extended the Third Extended RBC Facility (the “Fourth Extended RBC Facility”). The Fourth Extended RBC Facility is subject to the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million and matures on November 30, 2025. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. At June 30, 2025, available borrowings were C$10.9 million ($8.0 million) (December 31, 2024 – C$14.4 million ($10.0 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Fourth Extended RBC Facility also includes a new letter of credit facility guaranteed by the Export Development of Canada of C$5 million. The Company has also entered into a bonding facility with Great Midwest Insurance Company, and any other company that is part of or added to Skyward Specialty Insurance Group, Inc. (“Skyward”), which allows access to a $15.0 million bonding facility subject to an individual maximum of $5 million. Under the terms of the facility with Skyward, any bonds issued will be secured through Letters of Credit issued pursuant to the Fourth Extended RBC Facility.

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which, as of June 30, 2025, C$4.4 million ($3.3 million) has been drawn and C$4.0 million ($2.9 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. The Company did not make any draws on the Canada Leasing Facility during the years ended June 30, 2025 and 2024.

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

Analysis of Cash Flow Changes During the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Net cash flows (used in) provided by operating activities	(3,922)	1,643	(238)	(400)
Net cash flows (used in) investing activities	(979)	(844)	(1,708)	(563)
Net cash flows (used in) provided by financing activities	(642)	(150)	(4,243)	15,973
Effect of foreign exchange on cash, cash equivalents and restricted cash	200	(109)	1	(339)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,343)	540	(6,188)	14,671
Cash, cash equivalents and restricted cash, beginning of period	28,686	39,230	29,531	25,099
Cash, cash equivalents and restricted cash, end of period	23,343	39,770	23,343	39,770

Operating Activities

For the three months ended June 30, 2025, net cash flows used in operating activities were $3.9 million compared to $1.6 million provided in the same period of 2024. The decrease in cash flows provided by operations in the second quarter of 2025 is largely due to a $1.4 million decrease in working capital compared to a $0.9 million decrease in working capital in the second quarter of 2024, and a $5.2 million decrease in Adjusted EBITDA.

For the six months ended June 30, 2025, net cash flows used in operating activities were $0.2 million compared to $0.4 million used in the same period of 2024. The decrease in cash flows provided by operations was largely driven by a $0.3 million increase in working capital in the six months ended June 30, 2025 compared to a $5.0 million decrease in working capital in the six months ended June 30, 2024, partially offset by a $5.8 million decrease in Adjusted EBITDA.

Investing Activities

We invested $1.0 million and $1.8 million in capital expenditures for the three and six months ended June 30, 2025, compared to $0.9 million and $1.7 million for the three and six months ended June 30, 2024, respectively. The capital expenditures in the three and six months ended June 30, 2025 consisted of $0.4 million and $0.9 million on capitalized software, $0.2 million and $0.3 million on manufacturing upgrades, $0.1 million and $0.2 million on marketing, $0.03 million and $0.2 million on leasehold improvements, and $0.2 million on other asset spend.

Financing Activities

We used $0.6 million of cash in financing activities for the three months ended June 30, 2025 and $4.2 million in the six months ended June 30, 2025, compared to $0.2 million used in the three months ended June 30, 2024 and $16.0 million provided in the six months ended June 30, 2024. The increase in net cash flows used in financing activities from the second quarter of 2024 compared to the second quarter of 2025 is driven by a $0.5 million increase in common share repurchases under the Shares NCIB that was not available for the three months ended June 30, 2024, and a $0.1 million increase in repayment of convertible debt under the Debentures NCIB. These increases were offset by a $0.1 million decrease in employee tax payments on vesting RSUs.

Cash used in the six months ended June 30, 2025 was mainly driven by the $4.0 million spent in repurchases of common shares through the Shares NCIB and the Share Repurchase, and $0.2 million repayment on convertible debt through the Debentures NCIB. The cash provided by financing activities in the six months ended June 30, 2024 was driven by $21.3 million of net proceeds received from the Rights Offering, partially offset by $5.1 million used for the repurchase for cancellation of C$10.5 million principal amount of Debentures as a result of the Issuer Bid.

Contractual Obligations

There have been no material changes in our contractual obligations during the six months ended June 30, 2025, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and results of Operations - Contractual Obligations” in our Annual Report on Form 10-K, other than the forthcoming additional commitments related to the commencement of a DXC lease in Houston. See Note 15, “Commitments” to our interim condensed consolidated financial statements in this Quarterly Report for additional information.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the six months ended June 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 3, “Adoption of New and Revised Accounting Standards” to our interim condensed consolidated financial statements appearing in this Quarterly Report, we are evaluating the impact of Accounting Standards Update No. 2023-09, “Improvements to Income Tax Disclosures” (“ASU-2023-09”) which further disaggregated information on an entity’s tax rate reconciliation and income taxes paid. The amendments in ASU-2023-09 are effective for fiscal years beginning after December 15, 2024, on a prospective basis with an option of retrospective application. The Company expects the impact to be limited to disclosures.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as updated in our Form 10-Q for the quarter ended March 31, 2025, except as described below.

In 2019, Falkbuilt filed a lawsuit against DIRTT in the Court of Queen’s bench in Alberta (as it was then), alleging that DIRTT had misappropriated and misused their alleged proprietary information in furtherance of DIRTT’s product development. In June 2025, Falkbuilt requested discontinuance on a without costs basis on account of the delay. DIRTT has accepted this offer and the discontinuance of claim was filed in the Court of King's Bench of Alberta on July 17, 2025.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2024 Form 10-K, as updated in our Form 10-Q for the quarter ended March 31, 2025, which could materially affect our businesses, financial condition, or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)(2)(3)	Maximum number of shares that may yet be purchased under the program(1)(2)(3)
January 1, 2025 - January 31, 2025	109,556	$0.77	109,556	7,347,199
February 1, 2025 - February 28, 2025(4)	4,074,200	$0.80	153,356	3,272,999
March 1, 2025 - March 31, 2025	255,351	$0.69	255,351	3,017,648
April 1, 2025 - April 30, 2025	266,546	$0.73	266,546	2,751,102
May 1, 2025 - May 31, 2025	197,129	$0.66	197,129	2,553,973
June 1, 2025 - June 30, 2025	266,473	$0.61	266,473	2,287,500
Total	5,169,255		1,248,411	2,287,500

(1) The normal course issuer bid for common shares was announced on December 18, 2024 and commenced on December 20, 2024;

(2) The maximum number of common shares approved to be purchased under the Shares NCIB is 7,515,233 common shares;

(3) The expiration date of the Shares NCIB is December 19, 2025. As of July 1, 2025, the number of shares available to be purchased under the Shares NCIB is 2,287,500; and

(4) Includes 3,920,844 common shares that were repurchased from NGEN under the Share Repurchase at a purchase price of $0.80 per share. The Share Repurchase was completed on February 14, 2025. The Share Repurchase was a privately negotiated transaction and was not made pursuant to the Shares NCIB or any other publicly announced share repurchase programs, although it was counted against the NCIB limit.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements

None.

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

10.1+

Third Amended and Restated DIRTT Environmental Solutions Ltd. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on June 24, 2025).

10.2+

DIRTT Environmental Solutions Ltd. Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on June 24, 2025).

10.3+

Form of Restricted Stock Unit Agreement Amendment for Executives, effective April 23, 2025 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on April 24, 2025).

10.4+

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

Date: July 30, 2025