Form 10-Q
period 2025-09-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2025-11-06
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The registrant had 191,832,029 common shares outstanding as of October 30, 2025.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

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
•
our ability to develop our Construction Services team (previously referred to as Integrated Solutions) and the effects thereof;
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

ii

•
our reliance on our network of Construction Partners (as defined herein) for sales, marketing and installation of our solutions;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheet

(Unaudited – Stated in thousands of U.S. dollars)

	As at September 30,	As at December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	26,132	29,288
Restricted cash	243	243
Trade and accrued receivables, net of expected credit losses of $0.1 million at September 30, 2025 and December 31, 2024	14,994	19,494
Other receivables	838	416
Inventory	15,974	15,109
Prepaids and other current assets	3,249	2,609
Total Current Assets	61,430	67,159
Property, plant and equipment, net	17,977	20,199
Capitalized software, net	3,145	2,548
Operating lease right-of-use assets, net	23,898	25,369
Other assets	2,760	2,945
Total Assets	109,210	118,220
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	17,447	16,352
Other liabilities	3,126	3,217
Customer deposits and deferred revenue	5,771	4,028
Current portion of long-term debt and accrued interest	12,206	359
Current portion of lease liabilities	5,503	5,619
Total Current Liabilities	44,053	29,575
Long-term debt	10,805	21,993
Long-term lease liabilities	22,865	24,062
Total Liabilities	77,723	75,630
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 191,840,863 issued and outstanding at September 30, 2025 and 193,605,237 issued and outstanding at December 31, 2024	215,052	219,023
Additional paid-in capital	10,571	8,206
Accumulated other comprehensive loss	(17,275)	(18,541)
Accumulated deficit	(176,861)	(166,098)
Total Shareholders’ Equity	31,487	42,590
Total Liabilities and Shareholders’ Equity	109,210	118,220

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	36,677	42,475	114,764	121,690
Service revenue	1,039	900	3,169	3,733
Total revenue	37,716	43,375	117,933	125,423

Product cost of sales	25,794	26,208	79,512	76,589
Service cost of sales	455	354	1,594	1,998
Total cost of sales	26,249	26,562	81,106	78,587
Gross profit	11,467	16,813	36,827	46,836

Expenses
Sales and marketing	4,795	5,183	15,265	17,165
General and administrative	4,429	5,834	15,652	14,791
Operations support	1,801	1,915	5,703	5,531
Technology and development	805	1,294	3,513	3,981
Stock-based compensation	742	803	2,075	1,905
Reorganization	2,593	604	2,977	944
Impairment charge on Rock Hill Facility (as defined in Note 4)	-	-	-	530
Total operating expenses	15,165	15,633	45,185	44,847

Operating (loss) income	(3,698)	1,180	(8,358)	1,989
Gain on extinguishment of convertible debentures	8	7,478	22	10,409
Foreign exchange gain (loss)	602	(360)	(1,422)	917
Interest income	226	341	720	1,312
Interest expense	(465)	(1,525)	(1,401)	(3,524)
	371	5,934	(2,081)	9,114
Net (loss) income before tax	(3,327)	7,114	(10,439)	11,103
Income taxes
Current and deferred income tax expense	157	23	308	371
Net (loss) income after tax	(3,484)	7,091	(10,747)	10,732

Net (loss) income per share
Net (loss) income per share − basic	(0.02)	0.04	(0.06)	0.06
Net (loss) income per share − diluted	(0.02)	0.03	(0.06)	0.05

Weighted average number of shares outstanding (in thousands)
Basic	190,981	193,020	190,693	189,585
Diluted	190,981	241,272	190,693	239,301

Interim Condensed Consolidated Statement of Comprehensive (Loss) Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income after tax for the period	(3,484)	7,091	(10,747)	10,732
Exchange differences on translation of foreign operations	(540)	386	1,266	(221)
Comprehensive (loss) income for the period	(4,024)	7,477	(9,481)	10,511

Interest expense for the three and nine months ended September 30, 2025 includes $nil earned by a related party ($0.3 million and $1.0 million for the three and nine months ended September 30, 2024). Refer to Note 17.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2023	105,377,667	196,128	7,954	(16,125)	(180,856)	7,101
Stock-based compensation	-	-	248	-	-	248
Issued on vesting of RSUs (as defined in Note 9)	521,253	771	(771)	-	-	-
Issued on Rights Offering (as defined in Note 15)	85,714,285	21,273	-	-	-	21,273
Issued for employee share purchase plan	267,021	122	-	-	-	122
RSUs withheld to settle employee tax obligations	-	-	(76)	-	-	(76)
Foreign currency translation adjustment	-	-	-	(297)	-	(297)
Net income for the period	-	-	-	-	3,045	3,045
As at March 31, 2024	191,880,226	218,294	7,355	(16,422)	(177,811)	31,416
Stock-based compensation	-	-	194	-	-	194
Issued on vesting of RSUs	702,918	300	(300)	-	-	-
Issued for employee share purchase plan	384,499	135	-	-	-	135
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(131)	-	-	(131)
Foreign currency translation adjustment	-	-	-	(310)	-	(310)
Net income for the period	-	-	-	-	596	596
As at June 30, 2024	192,967,643	218,729	7,118	(16,732)	(177,215)	31,900
Stock-based compensation	-	-	542	-	-	542
Issued on vesting of RSUs	125,205	49	(49)	-	-	-
Issued for employee share purchase plan	300,036	137	-	-	-	137
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(46)	-	(5)	(51)
Foreign currency translation adjustment	-	-	-	386	-	386
Net income for the period	-	-	-	-	7,091	7,091
As at September 30, 2024	193,392,884	218,915	7,565	(16,346)	(170,129)	40,005

As at December 31, 2024	193,605,237	219,023	8,206	(18,541)	(166,098)	42,590
Stock-based compensation	-	-	566	-	-	566
Issued on vesting of RSUs	343,455	366	(366)	-	-	-
RSUs withheld to settle employee tax obligations	-	-	(1)	-	-	(1)
Issued for employee share purchase plan	236,834	152	-	-	-	152
Cancelled from Shares NCIB and Share Repurchase (each as defined in Note 10)	(4,439,107)	(4,880)	1,368	-	-	(3,512)
Foreign currency translation adjustment	-	-	-	67	-	67
Net loss for the period	-	-	-	-	(661)	(661)
As at March 31, 2025	189,746,419	214,661	9,773	(18,474)	(166,759)	39,201
Stock-based compensation	-	-	561	-	-	561
Issued on vesting of RSUs	1,130,876	524	(524)	-	-	-
RSUs withheld to settle employee tax obligations	-	-	(60)	-	(16)	(76)
Issued for employee share purchase plan	298,039	152	-	-	-	152
Cancelled from Shares NCIB	(730,148)	(852)	365	-	-	(487)
Foreign currency translation adjustment	-	-	-	1,739	-	1,739
Net loss for the period	-	-	-	-	(6,602)	(6,602)
As at June 30, 2025	190,445,186	214,485	10,115	(16,735)	(173,377)	34,488
Stock-based compensation	-	-	604	-	-	604
Issued on vesting of RSUs	235,807	231	(231)	-	-	-
Settlement of DSU liability (as defined in Note 9)	1,234,487	592	-	-	-	592
RSUs withheld to settle employee tax obligations	-	-	(92)	-	-	(92)
Issued for employee share purchase plan	267,012	130	-	-	-	130
Cancelled from Shares NCIB	(341,629)	(386)	175	-	-	(211)
Foreign currency translation adjustment	-	-	-	(540)	-	(540)
Net loss for the period	-	-	-	-	(3,484)	(3,484)
As at September 30, 2025	191,840,863	215,052	10,571	(17,275)	(176,861)	31,487

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flows from operating activities:
Net (loss) income for the period	(3,484)	7,091	(10,747)	10,732
Adjustments:
Depreciation and amortization	1,534	1,487	4,561	4,542
Impairment charge on Rock Hill Facility	-	-	-	530
Stock-based compensation	742	803	2,075	1,905
Foreign exchange loss (gain)	(492)	1,051	1,573	(420)
Gain on extinguishment of convertible debt	(8)	(7,478)	(22)	(10,409)
Accretion of convertible debentures	80	1,013	255	1,398
Loss on disposal	-	132	115	422
Changes in operating assets and liabilities:
Trade and accrued receivables	1,977	(2,609)	4,638	(4,598)
Other receivables	242	106	(425)	(43)
Inventory	(422)	327	(498)	1,558
Prepaid and other assets, current and long term	118	9	(447)	335
Accounts payable and accrued liabilities	1,773	(781)	1,342	(3,366)
Other liabilities	(110)	(34)	(110)	(34)
Customer deposits and deferred revenue	2,387	609	1,730	(1,761)
Current portion of long-term debt and accrued interest	(11)	(352)	(14)	(445)
Lease liabilities	64	148	126	776
Net cash flows provided by operating activities	4,390	1,522	4,152	1,122

Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(283)	(310)	(1,084)	(973)
Capitalized software development expenditures	(490)	(409)	(1,420)	(1,333)
Other asset expenditures	(58)	29	(149)	(103)
Recovery of software development expenditures	51	94	165	215
Proceeds on sale of property, plant, and equipment	-	-	-	10
Proceeds on sale of assets held for sale	-	-	-	1,025
Net cash flows (used in) investing activities	(780)	(596)	(2,488)	(1,159)

Cash flows from financing activities:
Common share repurchases	(211)	-	(4,204)	-
Repayment of long-term debt	(122)	(16,230)	(312)	(21,323)
Net proceeds received from Rights Offering	-	-	-	21,273
Employee tax payments on vesting of RSUs	(89)	(32)	(149)	(239)
Net cash flows (used in) financing activities	(422)	(16,262)	(4,665)	(289)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(156)	(567)	(155)	(906)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,032	(15,903)	(3,156)	(1,232)
Cash, cash equivalents and restricted cash, beginning of period	23,343	39,770	29,531	25,099
Cash, cash equivalents and restricted cash, end of period	26,375	23,867	26,375	23,867
Supplemental disclosure of cash flow information:
Interest paid	(367)	(853)	(1,076)	(2,531)
Income taxes paid	(1)	(133)	(5)	(544)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within
the consolidated balance sheet.			As at September 30,
			2025	2024
Cash and cash equivalents			26,132	23,626
Restricted cash			243	241
Total cash, cash equivalents and restricted cash			26,375	23,867

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of September 30, 2025, and its results of operations and cash flows for the three and nine months ended September 30, 2025 and 2024. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 included in the Annual Report on Form 10-K of the Company as filed with the SEC and applicable securities commission or similar regulatory authorities in Canada.

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

On September 18, 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software” (“ASU-2025-06”) which targets improvements to the accounting for internal-use software. The amendments in ASU-2025-06 are effective for fiscal years beginning after December 15, 2027, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this standard.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its Financial Statements.

4. REORGANIZATION

Temporary Suspension of Operations and Subsequent Closure at Rock Hill, South Carolina Facility (the “Rock Hill Facility”)

On September 27, 2023, the Company decided to permanently close the Rock Hill Facility. Certain assets, including manufacturing equipment, which met held for sale criteria at that time were reclassified from property, plant and equipment. During the three months ended March 31, 2024, $1.0 million of the assets held for sale were sold. At March 31, 2024, the assets held for sale balance was reduced from $0.5 million to $nil, resulting in a $0.5 million impairment charge for the first quarter as we were not able to determine the likelihood of a sale based on the market interest at that time.

	As at September 30,
	2025	2024
Assets held for sale, opening	-	1,555
Proceeds from sale of assets held for sale	-	(1,025)
Impairment charge on reassessment	-	(530)
Assets held for sale, ending	-	-

Transformation Office

In 2024, DIRTT’s leadership team set up a new team, the Construction Services team (previously referred to as Integrated Solutions), to support our Construction Partner network in increasing market share and accessing markets to which we previously did not have access. In early 2025, a transformation office was set up, to accelerate the strategic transformation of our business by streamlining the Company’s processes and procedures, supporting the Construction Services team and improving productivity across the Company (the “Transformation Office”). We are incurring one-time consultant costs to assist in, advise, and implement our transformation actions, as well as one-time termination benefits as a result of elimination of positions. The program is planned to be completed in 2026. At present, the Transformation Office is led by a special committee of the Board of Directors and has one dedicated staff member.

For the three months and nine months ended September 30, 2025 and 2024, the following reorganization costs incurred relate to the above mentioned initiatives:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Termination benefits	1,879	-	1,879	-
Transformation Office costs	689	-	689	-
Rock Hill Facility temporary suspension and closure of operations	-	604	-	932
Other costs	25	-	409	12
Total reorganization costs	2,593	604	2,977	944

Reorganization costs in accounts payable and accrued liabilities at January 1, 2025	117
Reorganization expense	2,977
Reorganization costs paid	(1,794)
Reorganization costs in accounts payable and accrued liabilities at September 30, 2025	1,300

Of the $1.3 million of reorganization costs in accounts payable and accrued liabilities as at September 30, 2025 (December 31, 2024 – $0.1 million), $1.1 million relates to termination benefits (December 31, 2024 – $0.07 million) and $0.2 million relates to other reorganization costs (December 31, 2024 – $0.03 million).

5. GAIN ON EXTINGUISHMENT OF CONVERTIBLE DEBENTURES

On February 15, 2024, the Company commenced a substantial issuer bid and tender offer (the “Issuer Bid”) pursuant to which the Company offered to repurchase for cancellation: (i) up to C$6.0 million principal amount of its issued and outstanding January Debentures (as defined in Note 8) at a purchase price of C$720 per C$1,000 principal amount of January Debentures, and (ii) up to C$9.0 million principal amount of its issued and outstanding December Debentures (as defined in Note 8 and together with the January Debentures, the “Debentures”), at a purchase price of C$600 per C$1,000 principal amount of December Debentures.

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

On August 28, 2024, the Company commenced a normal course issuer bid (the “Debentures NCIB”) for the Debentures which expired on August 27, 2025. On August 26, 2025, the Company announced the renewal of the Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB (the “Renewed Debentures NCIB”). The Renewed Debentures NCIB is expected to terminate on August 27, 2026 with respect to the December Debentures and is expected to terminate on January 31, 2026 with respect to the January Debentures, concurrent with the maturity date of the January Debentures. Under the Debentures NCIB, DIRTT was permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. For the three and nine months ended September 30, 2025, C$0.1 million ($0.1 million) and C$0.3 million ($0.2 million) principal amounts of the December Debentures (respectively) and C$0.01 million ($0.01 million) and C$0.06 million (C$0.04 million) principal amounts of the January Debentures (respectively) had been acquired in aggregate through the Debentures NCIB. Under the Renewed Debentures NCIB, DIRTT is permitted to acquire up to C$1,656,900 principal amount of the January Debentures and C$1,493,500 principal amount of the December Debentures. For the three months ended September 30, 2025, C$0.01 million ($0.01 million) principal amounts of the December Debentures and $nil principal amounts of the January Debentures had been acquired through the Renewed Debentures NCIB.

For the three months and nine months ended September 30, 2025 and 2024, the gain on extinguishment of convertible debentures relate to the above mentioned initiatives:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Extinguishment of convertible debentures	109	23,685	274	31,671
Less:
Principal repayment through the Debentures NCIB and Renewed Debentures NCIB	(101)	(73)	(252)	(73)
Principal repayment through the Repurchase Agreement	-	(16,134)	-	(16,134)
Principal repayment through the Issuer Bid	-	-	-	(5,055)
Gain on extinguishment of convertible debentures	8	7,478	22	10,409

In accordance with GAAP, it was determined that the C$0.1 million ($0.1 million) repayment on convertible debt through the Debentures NCIB and the Renewed Debentures NCIB, in aggregate, in the three months ended September 30, 2025 (C$22.2 million ($16.2 million) repayment of convertible debt through the Repurchase Agreement and the Debentures NCIB for the three months ended September 30, 2024), triggered an extinguishment of C$0.1 million ($0.1 million) (C$32.6 million and $23.9 million for the three months ended September 30, 2024) of principal amount of debt. The gain on extinguishment of C$0.01 million ($0.01 million) for the three months ended September 30, 2025 (C$10.2 million and $7.5 million for the three months ended September 30, 2024), was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs.

In accordance with GAAP, it was determined that the C$0.4 million ($0.3 million) repayment on convertible debt through the Debentures NCIB and the Renewed Debentures NCIB, in aggregate, in the nine months ended September 30, 2025 (C$29.0 million ($21.3 million) repayment of convertible debt through the Issuer Bid, the Debenture Repurchase, and the Debentures NCIB in the nine months ended September 30, 2024), triggered an extinguishment of C$0.4 million ($0.3 million) (C$43.1 million ($31.7 million) for the nine months ended September 30, 2024) of principal amount of debt. The gain on extinguishment of C$0.03 million ($0.02 million) for the nine months ended September 30, 2025 (C$14.2 million ($10.4 million) for the nine months ended September 30, 2024), was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs.

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial well-being of our customers. At September 30, 2025, approximately 67% of our trade accounts receivable are trade credit insured, relating to accounts receivable from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the three and nine months ended September 30, 2025, no single Construction Partner accounted for greater than 10% of revenue (no single Construction Partner for the three and nine months ended September 30, 2024). In addition, and where possible, we collect a 50% deposit on sales, excluding the government and certain other clients.

The Company’s aged receivables were as follows:

	As at
	September 30, 2025	December 31, 2024
Current	11,596	16,677
Overdue	3,474	2,916
	15,070	19,593
Less: expected credit losses	(76)	(99)
Trade and accrued receivables, net of expected credit losses	14,994	19,494

No adjustment to our expected credit losses of $0.1 million was required for the three and nine months ended September 30, 2025. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

7. OTHER LIABILITIES

	As at
	September 30, 2025	December 31, 2024
Warranty provisions (1)	858	849
DSU liability	1,652	2,028
Income taxes payable	283	-
Sublease deposits	206	206
Other provisions and other liabilities	127	134
Other liabilities	3,126	3,217

(1)
The following table presents a reconciliation of the warranty provision balance:

	As at
	September 30, 2025	December 31, 2024
As at January 1,	849	873
Additions to warranty provision	486	640
Payments related to warranties	(477)	(664)
	858	849

8. LONG-TERM DEBT

	Leasing Facilities	Convertible Debentures	Total Debt
Balance at January 1, 2024	484	55,624	56,108
Accretion of issue costs	-	1,491	1,491
Accrued interest	35	2,402	2,437
Interest payments	(35)	(2,839)	(2,874)
Principal repayments	(78)	(21,408)	(21,486)
Gain on extinguishment	-	(10,426)	(10,426)
Exchange differences	(33)	(2,865)	(2,898)
Balance at December 31, 2024	373	21,979	22,352
Current portion of long-term debt and accrued interest	78	281	359
Long-term debt	295	21,698	21,993

Balance at January 1, 2025	373	21,979	22,352
Accretion of issue costs	-	255	255
Accrued interest	22	1,040	1,062
Interest payments	(22)	(1,054)	(1,076)
Principal repayments	(60)	(252)	(312)
Gain on extinguishment	-	(22)	(22)
Exchange differences	12	740	752
Balance at September 30, 2025	325	22,686	23,011
Current portion of long-term debt and accrued interest	86	12,120	12,206
Long-term debt	239	10,566	10,805

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

On February 20, 2025, the Company extended the Third Extended RBC Facility (the “Fourth Extended RBC Facility”). The Fourth Extended RBC Facility is subject to the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million and matures on November 30, 2025. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. At September 30, 2025, available borrowings are C$8.7 million ($6.2 million) (December 31, 2024 – C$14.4 million ($10.0 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. Under the RBC Facility, if the “Aggregate Excess Availability” (defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash), was less than C$3.0 million for at least thirty consecutive calendar days, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve-month basis. As at September 30, 2025, the Company is in compliance with its financial covenants. The Fourth Extended RBC Facility also includes a new letter of credit facility guaranteed by the Export Development of Canada of C$5.0 million. The Company has also entered into a bonding facility with Great Midwest Insurance Company, and any other company that is part of or added to Skyward Specialty Insurance Group, Inc. (“Skyward”), which allows access to a $15.0 million bonding facility subject to an individual maximum of $5.0 million. Under the terms of the facility with Skyward, any bonds issued will be secured through letters of credit issued pursuant to the Fourth Extended RBC Facility. At September 30, 2025, no bonds have been issued through such bonding facility.

On November 4, 2025, the Company extended the Fourth Extended RBC Facility (the “Fifth Extended RBC Facility”). The Fifth Extended RBC Facility matures on November 30, 2026 and is subject to the same borrowing base terms as the previous facility; with the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. The Company will be in default under the Fifth Extended RBC Facility if the January Debentures are not paid in full or refinanced on terms and conditions satisfactory to RBC by January 31, 2026.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.2 million) has been drawn and C$4.0 million ($2.9 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%.

The Company did not make any draws on the Canada Leasing Facility during the three and nine months ended September 30, 2025 (2024 – $nil). The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures (the “January Debentures”) with a syndicate of underwriters. On

January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures will mature and be repayable on January 31, 2026 (the “January Debentures Maturity Date”) and accrue interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The January Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. As a result of the Rights Offering (refer to Note 15), the conversion price of the January Debentures was adjusted to C$4.03 per common share representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures, and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures (refer to Note 5). On August 2, 2024, the Company completed the Debenture Repurchase. On August 28, 2024, the Company commenced the Debentures NCIB which expired on August 27, 2025. On August 26, 2025, the Company announced the Renewed Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB. The Renewed Debentures NCIB is expected to terminate on January 31, 2026, with respect to the January Debentures, concurrent with the maturity date of the January Debentures. During the three and nine months ended September 30, 2025, the Company repurchased for cancellation C$0.01 million ($0.01 million) and C$0.06 million ($0.04 million) principal amount of January Debentures, in aggregate, as part of the Debentures NCIB and Renewed Debenture NCIB (C$0.01 million ($0.01 million) for the three and nine months ended September 30, 2024). As at September 30, 2025, C$16.6 million ($11.9 million) principal amount of the January Debentures was outstanding.

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures (the “December Debentures”) with a syndicate of underwriters. The December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. As a result of the Rights Offering (refer to Note 15), the conversion price of the December Debentures was adjusted to C$3.64 per common share representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures (refer to Note 5). On August 2, 2024, the Company repurchased for cancellation C$13.6 million ($10.1 million) principal amount of December Debentures held by 22NW. On August 28, 2024, the Company commenced the Debentures NCIB which expired on August 27, 2025. On August 26, 2025, the Company announced the Renewed Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB. The Debentures NCIB is expected to terminate on August 27, 2026 with respect to the December Debentures. During the three and nine months ended September 30, 2025, the Company repurchased for cancellation C$0.1 million ($0.1 million) and C$0.3 million ($0.2 million) principal amount of the December Debentures, in aggregate, as part of the Debentures NCIB and Renewed Debentures NCIB (C$0.1 million ($0.1 million) for the three and nine months ended September 30, 2024). As at September 30, 2025, C$14.9 million ($10.7 million) principal amount of the December Debentures was outstanding.

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

Stock-based compensation expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Equity-settled awards	741	627	2,219	1,641
Cash-settled awards	1	176	(144)	264
	742	803	2,075	1,905

The following summarizes RSUs, PRSUs, PSUs (each as defined herein) and DSUs activity during the periods:

	RSU Time-	RSU Performance-
	Based	Based	PSU	DSU
	Number of	Number of	Number of	Number of
	units	units	units	units
Outstanding at December 31, 2023	3,530,564	64,029	1,845,608	3,086,172
Granted	8,456,663	-	-	1,409,962
Vested or settled	(1,336,802)	(12,574)	-	(741,306)
Withheld to settle employee tax obligations	(351,672)	-	-	-
Forfeited or expired	(159,663)	(6,278)	-	-
Outstanding at September 30, 2024	10,139,090	45,177	1,845,608	3,754,828
Outstanding at December 31, 2024	10,260,791	45,177	1,845,608	4,033,894
Granted	25,000	-	-	780,025
Vested or settled	(1,710,138)	-	-	(1,234,487)
Withheld to settle employee tax obligations	(335,975)	-	-	-
Forfeited or expired	(439,119)	(45,177)	-	(347,628)
Outstanding at September 30, 2025	7,800,559	-	1,845,608	3,231,804

Restricted share units (time-based vesting)

Except as noted below, outstanding restricted share units (“RSUs”) that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant. The RSUs will be settled following vesting by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in the nine months ended September 30, 2025 and September 30, 2024 was C$0.82 and C$0.63, respectively, which was determined using the closing price of the Company’s common shares on their respective grant dates. During the third quarter of 2024, certain of the Company’s executives were granted (i) 5 million RSUs which will cliff vest on August 14, 2026 and (ii) 975,000 RSUs, one-third of which will vest every year over a three-year period from the date of grant, at a weighted average fair value of C$0.75 which was determined using the closing price of the Company’s common shares on their respective grant dates.

Restricted share units (performance-based vesting)

During 2022 and 2021, RSUs were granted to executives with service and performance-based conditions for vesting based on the Company’s share price performance (the “PRSUs”). Based on share price performance since the date of grant, 66.7% of the 2021 PRSUs vested on March 1, 2024, but none of the 2022 PRSUs vested upon completion of the three-year service period. As at September 30, 2024, the Company had 45,177 PRSUs outstanding. All PRSUs were expired as of September 30, 2025.

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through performance share units (“PSUs”). The performance period of the PSUs is from January 1, 2023 to December 31, 2026 with a cliff vesting term for December 31, 2026. 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of September 30, 2025, the fair value of these PSUs have been deemed to be $nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023, 738,553 PSUs with a $nil value were forfeited as a result of an executive departure and 1,845,608 PSUs with a $nil value are outstanding at September 30, 2025.

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the period. In the three months ended September 30, 2025, the Company settled 0.3 million DSUs (nil in the three months ended September 30, 2024) to departed directors with a fair value of $0.2 million ($nil in the three months ended September 30, 2024). DSUs outstanding at September 30, 2025 had a fair value of $0.4 million which is included in other liabilities on the balance sheet (December 31, 2024 – $0.7 million).

Granted under the LTIP

DSUs granted after May 30, 2023 (the “New DSUs”) will be settled by way of the provision of cash or shares (or a combination thereof) to the directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the DSUs granted in the first nine months of 2025 and 2024 was C$0.89 ($0.63) and C$0.64 ($0.47), respectively, which was determined using the closing price of the Company’s common shares on the grant date. In the three months ended September 30, 2025, the Company settled 1.2 million New DSUs (nil in the three months ended September 30, 2024) to departed directors with a fair value of $0.6 million ($nil in the three months ended September 30, 2024). New DSUs outstanding at September 30, 2025 had a fair value of $1.3 million which is included in other liabilities on the balance sheet (December 31, 2024 – $1.3 million).

Dilutive Instruments

For the three and nine months ended September 30, 2025, 0.3 million and 5.3 million RSUs, respectively, 2.5 million and 2.3 million New DSUs, 1.8 million PSUs, and 39.9 million common shares which would have been issued if the principal amount of the Debentures was settled in common shares at the quarter-end price were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net loss per share.

For the three and nine months ended September 30, 2024, 0.1 million and 2.0 million RSUs, respectively, 2.3 million and 1.8 million New DSUs, respectively, and 45.9 million shares which would have been issued if the principal amount of the Debentures was settled in common shares at the quarter-end price were included in the diluted net income per share calculation. 0.04 million PRSUs, 1.8 million PSUs and 6.1 million and 8.1 million RSUs in the three and nine months ended September 30, 2024, respectively, were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net income per share. See Note 11 for the dilutive impact on net income per share.

10. SHARE REPURCHASES

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

On February 13, 2025, the Company entered into a share repurchase agreement (the “NGEN Repurchase Agreement”) with NGEN III, LP (“NGEN”), pursuant to which the Company purchased for cancellation 3,920,844 common shares held by NGEN at a purchase price of $0.80 per share (the “Share Repurchase”). Pursuant to the terms of the NGEN Repurchase Agreement, the purchase price of $0.80 per share was a 1% discount to the closing price of the common shares on the TSX on January 27, 2025 (converted into U.S. Dollars using the February 13, 2025 closing exchange rate published by the Bank of Canada). Upon completion of the Share Repurchase on February 14, 2025, there were 189,643,903 common shares outstanding. The common shares repurchased under the Share Repurchase count against the maximum number of shares that may be repurchased pursuant to the Shares NCIB, being 7,515,233 shares.

In addition to the Share Repurchase, DIRTT acquired and cancelled 341,629 and 1,590,040 common shares during the three and nine months ended September 30, 2025, respectively, under the Shares NCIB (58,478 common shares for the year ended December 31, 2024).

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 1, 2025 - January 31, 2025	109,556	$0.77	109,556	7,347,199
February 1, 2025 - February 28, 2025(1)	4,074,200	$0.80	153,356	3,272,999
March 1, 2025 - March 31, 2025	255,351	$0.69	255,351	3,017,648
April 1, 2025 - April 30, 2025	266,546	$0.73	266,546	2,751,102
May 1, 2025 - May 31, 2025	197,129	$0.66	197,129	2,553,973
June 1, 2025 - June 30, 2025	266,473	$0.61	266,473	2,287,500
July 1, 2025 - July 31, 2025	255,173	$0.65	255,173	2,032,327
August 1, 2025 - August 31, 2025	1,500	$0.59	1,500	2,030,827
September 1, 2025 - September 30, 2025	84,956	$0.52	84,956	1,945,871
Total	5,510,884		1,590,040	1,945,871

(1) Includes 3,920,844 common shares that were repurchased from NGEN under the Share Repurchase at a purchase price of $0.80 per share. The Share Repurchase was completed on February 14, 2025. The Share Repurchase was a privately negotiated transaction and was not made pursuant to the Shares NCIB or any other publicly announced share repurchase programs, although it was counted against the Shares NCIB limit.

11. EARNINGS (LOSS) PER SHARE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income per share – basic
Net (loss) income (thousands of U.S. dollars)	$(3,484)	$7,091	$(10,747)	$10,732
Weighted average number of shares outstanding (thousands of shares)	190,981	193,020	190,693	189,585
Net (loss) income per share (U.S. dollars) − basic	$(0.02)	$0.04	$(0.06)	$0.06

Net (loss) income per share − diluted
Net (loss) income (thousands of U.S. dollars)	$(3,484)	$7,091	$(10,747)	$10,732
Interest on convertible debentures	NA	486	NA	2,053
	$(3,484)	$7,577	$(10,747)	$12,785
Weighted average number of shares outstanding (thousands of shares)	190,981	193,020	190,693	189,585
Dilutive debentures on convertible debt (thousands of shares) (1)	-	45,861	-	45,861
Dilutive RSUs and PRSUs (thousands of shares) (2)	-	117	-	2,043
Dilutive New DSUs (thousands of shares) (2)	-	2,274	-	1,812
Weighted average number of shares outstanding (thousands of shares)	190,981	241,272	190,693	239,301
Net (loss) income per share (U.S .dollars) − diluted	$(0.02)	$0.03	$(0.06)	$0.05

(1) For the three and nine months ended September 30, 2024, the Net income per share - diluted includes the effect of 45.9 million shares that would be issued if the principal amount of the Debentures was settled in our common shares at the quarter end price as they would have the potential to dilute basic income per share. Refer to Note 9 for the anti-dilutive impact on the three and nine months ended September 30, 2025.

(2) For the three and nine months ended September 30, 2024, the Net income per share − diluted includes the effect of 0.1 million and 2.0 million RSUs and PRSUs, and 2.3 million and 1.8 million New DSUs, as they would have the potential to dilute basic income per share. Refer to Note 9 for the anti-dilutive impact on the three and nine months ended September 30, 2025 and 2024.

12. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 13 for the disaggregation of revenue by geographic region.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Product	32,431	38,510	102,130	109,527
Transportation	4,066	3,788	12,095	11,602
License fees from Construction Partners	180	177	539	561
Total product revenue	36,677	42,475	114,764	121,690
Installation and other services	1,039	900	3,169	3,733
	37,716	43,375	117,933	125,423

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
At a point in time	36,497	42,298	114,225	121,129
Over time	1,219	1,077	3,708	4,294
	37,716	43,375	117,933	125,423

Revenue recognized at a point in time represents the majority of the Company’s sales. Revenue is recognized when a customer obtains legal title to the product, which is when ownership of the product is transferred to, or services are delivered to, the customer. Revenue recognized over time includes pre-construction services, license fees, installation and ongoing maintenance contracts with customers and is recorded as performance obligations which are satisfied over the term of the contract.

Contract Liabilities

	As at
	September 30, 2025	December 31, 2024	December 31, 2023
Customer deposits	5,591	4,028	5,290
Deferred revenue	180	-	-
Contract liabilities	5,771	4,028	5,290

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was higher as at September 30, 2025 compared to December 31, 2024 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2024 and 2023 totaling $4.0 million and $5.3 million, respectively, were recognized as revenue in the nine months ended September 30, 2025 and 2024, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial	21,675	27,815	70,581	86,012
Healthcare	8,645	6,975	25,014	14,824
Government	2,057	3,768	7,713	12,335
Education	4,120	3,740	10,917	7,958
License fees from Construction Partners	180	177	539	561
Total product and transportation revenue	36,677	42,475	114,764	121,690
Installation and other services	1,039	900	3,169	3,733
	37,716	43,375	117,933	125,423

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

Revenue from external customers

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Canada	3,298	7,879	14,220	15,607
U.S.	34,418	35,496	103,713	109,816
	37,716	43,375	117,933	125,423

Non-current assets

	As at September 30,	As at December 31,
	2025	2024
Canada	24,286	25,924
U.S.	23,494	25,137
	47,780	51,061

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

Segment profit and loss reconciliation to Net (loss) income after tax

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Revenue	37,716	43,375	117,933	125,423
Cost of sales	26,249	26,562	81,106	78,587
Operating expenses (1)	15,165	15,633	45,185	44,847
Operating (loss) income	(3,698)	1,180	(8,358)	1,989
Other (expenses)/income and (losses)/gains (2)	214	5,911	(2,389)	8,743
Net (loss) income after tax	(3,484)	7,091	(10,747)	10,732

Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-	-
Net (loss) income after tax	(3,484)	7,091	(10,747)	10,732

(1) Includes Sales and marketing, General and administrative, Operations support, Technology and development, Stock-based compensation, Reorganization costs and Impairment charges.

(2) Includes Tax expenses, non-recurring gains and losses, foreign exchange gains (losses), interest income and interest expenses.

14. INCOME TAXES

As at September 30, 2025, the Company had a valuation allowance of $29.8 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2024 – $30.0 million).

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

16. COMMITMENTS AND CONTINGENCIES

As at September 30, 2025, the Company had outstanding purchase obligations of approximately $3.3 million related to service commitments, inventory, and property, plant and equipment purchases (December 31, 2024 – $4.2 million). As at September 30, 2025, the Company had undiscounted operating lease liabilities of $37.1 million (December 31, 2024 – $39.5 million), which includes undiscounted rent obligations of $1.4 million relating to a five-year lease agreement for a new DIRTT Experience Center (“DXC”) in Houston, Texas that was signed by the Company in the second quarter of 2025.

DIRTT Environmental Solutions Inc. received a subpoena for records in relation to an ongoing inquiry by the U.S. Department of Justice into certain projects and services provided by a third party and DIRTT. The Company is complying with the subpoena and cooperating with the Department of Justice. At this time, there are no asserted claims against the Company. Therefore the extent of any loss, if any, to the Company cannot be reasonably estimable.

17. RELATED PARTY TRANSACTIONS

As at September 30, 2025 and September 30, 2024 there were no Debentures held by a related party. Interest earned on Debentures held by a related party is $nil for the three and nine months ended September 30, 2025 ($0.3 million and $1.0 million for three and nine months ended September 30, 2024). Interest was earned on terms applicable to all Debenture holders.

18. SUBSEQUENT EVENTS

On October 28, 2025, we entered into a non-binding term sheet with the Business Development Bank of Canada (“BDC”) for proposed financing of up to C$15.0 million, the net proceeds of which are expected to be used to further strengthen our balance sheet and partially repay the January Debentures. The remaining January Debentures (C$1.6 million) are expected to be repaid using cash on hand. DIRTT continues to consider, evaluate, and negotiate a definitive agreement with respect to the proposed financing with BDC. Any advancement of funds is subject to, among other things, BDC’s due diligence and the negotiation and execution of binding definitive documentation. There can be no assurance that a definitive agreement will be reached or that the proposed financing will be completed on the terms in the non-binding term sheet or at all, and the Company may ultimately determine not to proceed with the financing or use any net proceeds of such financing for the repayment of the January Debentures.

On November 4, 2025, the Company entered into the Fifth Extended RBC Facility. For more information, refer to Note 8.

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

Key Third Quarter Highlights and Other Recent Developments

•
Revenue for the quarter ended September 30, 2025 was $37.7 million, a decrease of $5.7 million or 13%, from $43.4 million for the same period of 2024. We entered the third quarter of 2025 with twelve-month forward pipeline 18% higher as compared to July 1, 2024. We experienced higher than normal order delays due to job sites not being ready, which contributed to lower revenue this quarter.
•
Gross profit and gross profit margin for the quarter ended September 30, 2025 were $11.5 million or 30.4% of revenue compared to $16.8 million or 38.8% of revenue for the quarter ended September 30, 2024. Sequentially, gross profit margin increased from 27.8% in the second quarter of 2025 as tariff mitigation actions began to take effect. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the three months ended September 30, 2025 was $12.5 million, a decrease from $17.6 million Adjusted Gross Profit for the third quarter of 2024. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) was 33.1% in the third quarter of 2025, a decrease from 40.7% in the comparative period of 2024. Gross profit and Adjusted Gross Profit for the quarter ended September 30, 2025 were negatively impacted due to the decline in revenues as well as tariff-related costs that commenced in March 2025.
•
During the first nine months of 2025, various tariffs were levied by the U.S. and Canadian governments. We incurred $1.9 million (5.1% of total revenue) and $4.5 million (3.8% of total revenue) in tariffs and costs related to tariff mitigation actions for the three and nine months ended September 30, 2025, respectively. DIRTT is most impacted by the 25% tariff levied on Canadian aluminum exports to the United States which increased to 50% in June 2025. We believe that going into the fourth quarter of 2025, costs relating to existing tariffs will be substantially mitigated through price and other actions taken earlier in the year.
•
During the nine months ended September 30, 2025, the Company undertook activities associated with the deployment of its Transformation Office (as defined herein). $2.6 million of associated costs were recognized as reorganization expenses in the three months ended September 30, 2025.

•
Net loss after tax and net loss margin for the third quarter of 2025 was $3.5 million and 9.2% of revenue, respectively, compared to $7.1 million net income after tax and net income margin of 16.3% for the same period of 2024. The decrease in net income is primarily the result of a $5.3 million decrease in gross profit, a $2.0 million increase in reorganization expenses, a $7.5 million decrease in gain on extinguishment of convertible debentures, offset by a $2.5 million decrease in other operating expenses, a $1.1 million decrease in interest expense, and a $1.0 million increase in foreign exchange gain.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the third quarter of 2025 was $1.2 million, or 3.1% of revenue, a decrease of $2.9 million from $4.1 million, or 9.4% of revenue, for the third quarter of 2024. Lower Adjusted EBITDA was mainly driven by a $5.2 million decrease in Adjusted Gross Profit, offset by the decrease in operating expenses discussed above.
•
Cash on hand increased by $3.0 million in the third quarter of 2025 to $26.1 million, compared to a $15.9 million decrease in cash in the third quarter of 2024. The increase in cash in the third quarter of 2025 was driven by $4.4 million of net cash flows provided by operating activities, offset by $0.8 million in capital expenditures, an aggregate of $0.2 million in common share repurchases from the Shares NCIB (as defined herein) and repurchase of convertible debt through the Debentures NCIB (as defined herein) and the Renewed Debentures NCIB (as defined herein), $0.1 million in employee tax payments on vesting of RSUs, and $0.1 million in repayment of long-term debt. The decrease in cash for the third quarter of 2024 was mainly due to $16.2 million repayment of long-term debt.
•
On August 26, 2025, the Company announced the renewal of the Debentures NCIB (the “Renewed Debentures NCIB”), which commenced on August 28, 2025 and permits DIRTT to acquire up to C$1,656,900 principal amount of the January Debentures and C$1,493,500 principal amount of the December Debentures. As at September 30, 2025, C$0.01 million and C$nil principal amounts of the December Debentures and January Debentures were acquired through the Renewed Debentures NCIB, respectively. For the three and nine months ended September 30, 2025, C$0.1 million and C$0.3 million principal amount of the December Debentures, respectively, and C$0.01 million and C$0.06 million principal amount of the January Debentures, respectively, had been acquired through the Debentures NCIB and Renewed Debentures NCIB, collectively.
•
On October 28, 2025, we entered into a non-binding term sheet with the Business Development Bank of Canada (“BDC”) for proposed financing of up to C$15.0 million. We expect to use the proceeds to partially settle the January Debentures. The remaining January Debentures (C$1.6 million) will be settled through our cash balances. Advancement of funds remains subject to, among other things, completion of due diligence by BDC (see “– Liquidity and Capital Resources”).
•
On November 4, 2025, the Company entered into the Fifth Extended RBC Facility (as defined herein), which matures on November 30, 2026.

Pipeline

The table below presents our qualified leads and twelve-month forward pipeline as at October 1, 2025, January 1, 2025 and October 1, 2024. We define qualified leads as the quantity of projects being pursued as of the date presented, and define our pipeline as the estimated potential revenue from qualified leads where a client has engaged DIRTT and is assessing DIRTT as a potential provider of prefabricated interior solutions. We believe these metrics are helpful to estimate near-term performance, particularly given the macroeconomic factors that affect our operating environment, including labor availability, interest rate changes, delayed contracts and slowed construction schedules driven by changing tariff policies and potential recessionary impacts on construction projects.

As of October 1, 2025, our twelve-month forward pipeline increased by 31% year-over-year and by 20% from January 1, 2025, illustrated in the table below.

	As at
	October 1, 2025	January 1, 2025	% Change	October 1, 2024	% Change
Twelve-Month Forward Pipeline ($ 000s)
Commercial	183,011	147,609	24	145,827	25
Healthcare	67,140	51,214	31	48,931	37
Government	51,877	55,203	(6)	34,829	49
Education	31,431	24,292	29	25,383	24
	333,459	278,318	20	254,970	31
Leads (#)	1,464	1,012	45	940	56

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

Commencing in February 2025, the U.S. government proposed and enacted various tariffs. Refer to “Outlook” and “Risk Factors” for further discussion on these tariffs. As of the date of this report, the following tariffs are currently in effect that materially affect DIRTT:

•
On March 12, 2025, a 25% tariff was levied on steel and aluminum imports from Canada into the U.S. As disclosed in our Annual Report on Form 10-K, DIRTT manufactures aluminum components, which are machined and processed in Calgary, Alberta as well as Savannah, Georgia. Aluminum costs represent approximately 9% of our total product revenue. This tariff impacts aluminum exports from our Calgary plants to our U.S. customers.
•
On March 13, 2025, Canada responded to the U.S. tariffs by announcing reciprocal tariffs. As disclosed in our Annual Report on Form 10-K, approximately 92% of DIRTT’s raw materials are sourced in North America and certain products are imported from the U.S. to Canada. We incurred costs on these reciprocal tariffs but note that the Canadian government has put a six month pause on these tariffs, effective April 15, 2025, which was extended an additional two months on October 17, 2025. If these tariffs are maintained, we will look into seeking exemptions or alternative suppliers to mitigate this tariff impact.
•
On April 9, 2025, tariffs of 145% were levied on imports from China into the U.S., which were subsequently reduced on May 12, 2025, to 30% for 90 days. On June 11, 2025, China and the U.S. agreed to reduce overall tariffs by 115%. The Company imports certain raw materials from China (approximately 7% of total raw material spend, representing 2% of total product revenue). In response, we increased the price of certain hardware by 10%, effective June 5, 2025.
•
On June 3, 2025, the U.S. government announced a tariff increase, raising duties on all steel and aluminum imports from 25% to 50%. In response, we added a surcharge of 3.5% on all orders placed after June 20, 2025.

If further tariff changes are announced, we will consider the impact of such changes to our business. The most significant tariff impacting DIRTT at present is the 50% aluminum and steel tariff. Going into the fourth quarter, we expect the impact of prevailing tariffs to be substantially mitigated through our price increases, surcharges and various other internal tariff mitigation strategies.

Outlook

Business is returning to normal and we returned to positive Adjusted EBITDA in the third quarter of 2025 as the effects of tariffs on gross profit have been substantially mitigated through price and other tariff mitigation actions taken by the Company earlier in the year. For the fourth quarter of 2025, we expect to report revenues between $48.0 to $52.0 million and Adjusted EBITDA of $5.0 to $7.0 million.

Our twelve-month forward pipeline has grown 7.2% to $333 million from July 1, 2025 to October 1, 2025. Our revenue growth is attributable to our Construction Partners as well as our new Construction Services team (formerly known as Integrated Solutions). As our revenue outlook improves, we are looking to transform our business. In early 2025, DIRTT’s leadership team established a transformation office to accelerate the strategic transformation of our business by streamlining the Company’s processes and procedures, supporting the Construction Services team and improving productivity across the Company (the “Transformation Office”). We are restructuring certain aspects of the business as disclosed in Note 4 of our interim condensed consolidated financial statements and will continue to look for cost improvements to grow Adjusted EBITDA. The program is expected to be completed in 2026.

Construction Services opportunities are growing and we have almost doubled the number of persons on that team since the beginning of the year. Our manufacturing capacity is approximately $400 million and we will benefit from fixed cost leverage as our revenue grows.

Our 8-week trial against Falkbuilt Ltd., Messrs. Smed and Loberg and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, employment duties and confidentiality is due to start on February 2, 2026 (the “Falkbuilt Litigation”). DIRTT is pursuing damages and losses it suffered in Canada, the United States, and abroad in the Court of King’s Bench of Alberta.

Our balance sheet is strong, including $32.3 million of liquidity (comprising of unrestricted cash and available borrowings). Despite lower revenue in the third quarter, cash flow increased by $3.0 million this quarter due to improved margins, cost containment and limited Shares NCIB activity. There is C$16.6 million ($11.9 million) principal due under the January Debentures (as defined herein), which mature on January 31, 2026. We are pleased to announce we recently entered a preliminary non-binding term sheet with BDC for financing of up to C$15.0 million. We expect to use the proceeds to partially settle the January Debentures. The remaining January Debentures (C$1.6 million) will be settled through our cash balances. Advancement of funds remains subject to, among other things, completion of due diligence by BDC (see “– Liquidity and Capital Resources”).

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

Results of Operations

Three and Nine Months Ended September 30, 2025, Compared to the Three and Nine Months Ended September 30, 2024

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in thousands)			($ in thousands)
Revenue	37,716	43,375	(13)	117,933	125,423	(6)
Gross Profit	11,467	16,813	(32)	36,827	46,836	(21)
Gross Profit Margin	30.4%	38.8%		31.2%	37.3%
Operating expenses
Sales and marketing	4,795	5,183	(7)	15,265	17,165	(11)
General and administrative	4,429	5,834	(24)	15,652	14,791	6
Operations support	1,801	1,915	(6)	5,703	5,531	3
Technology and development	805	1,294	(38)	3,513	3,981	(12)
Stock-based compensation	742	803	(8)	2,075	1,905	9
Reorganization	2,593	604	329	2,977	944	215
Impairment charge on Rock Hill Facility	-	-	NA	-	530	(100)
Total operating expenses	15,165	15,633	(3)	45,185	44,847	1
Operating (loss) income	(3,698)	1,180	(413)	(8,358)	1,989	520
Operating margin	(9.8)%	2.7%		(7.1)%	1.6%
Gain on extinguishment of convertible debentures	8	7,478	(100)	22	10,409	(100)
Foreign exchange (loss) gain	602	(360)	267	(1,422)	917	(255)
Interest income	226	341	(34)	720	1,312	(45)
Interest expense	(465)	(1,525)	(70)	(1,401)	(3,524)	(60)
	371	5,934	(94)	(2,081)	9,114	(123)
Net (loss) income before tax	(3,327)	7,114	(147)	(10,439)	11,103	(194)
Current and deferred income tax expense	157	23	583	308	371	(17)
Net (loss) income after tax	(3,484)	7,091	(149)	(10,747)	10,732	(200)

Revenue

Revenue mainly reflects sales to our construction partners (“Construction Partners”) for resale to their clients and, in limited circumstances, our direct sales to clients. We are investing in our Construction Services team to grow revenue and increase direct sales to clients where such opportunities are not available to our Construction Partners. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in thousands)			($ in thousands)
Product	32,431	38,510	(16)	102,130	109,527	(7)
Transportation	4,066	3,788	7	12,095	11,602	4
License fees from Construction Partners	180	177	2	539	561	(4)
Total product revenue	36,677	42,475	(14)	114,764	121,690	(6)
Installation and other services	1,039	900	15	3,169	3,733	(15)
	37,716	43,375	(13)	117,933	125,423	(6)

Revenue for the three months ended September 30, 2025 was $37.7 million, a decrease of $5.7 million compared to $43.4 million in the comparative period of 2024. Similar to the second quarter of 2025, revenue was adversely impacted by delays in project start dates. In the previous quarters, we believe that the delays were largely related to broader market uncertainties whereas in the third quarter of 2025, they were specific to job site readiness. When project delays occur, is typically deferred 1-12 months from the original planned start date. Revenue for the nine months ended September 30, 2025 was $117.9 million, a decrease from $125.4 million in the comparative period of 2024 for the same reasons explained above. For the quarter ended September 30, 2025, we recorded $0.8 million in revenue related to the 3.5% surcharge on orders placed on or after June 20, 2025. The 5% price increase on orders placed on or after March 18, 2025, has begun to be reflected in revenue. See “Price Increases and Impact of Tariffs.”

Installation and other services revenue was $1.0 million for the quarter ended September 30, 2025 compared to $0.9 million in the quarter ended September 30, 2024, and $3.2 million for the nine months ended September 30, 2025 compared to $3.7 million in the same period of 2024. This revenue primarily reflects services performed by our ICE teams for third parties. Except in limited circumstances, historically our Construction Partners, rather than the Company, perform installation services. As our Construction Services team grows, we expect to see a modest increase in installation services.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At September 30, 2025, we had 69 Construction Partners (September 30, 2024: 74; December 31, 2024: 71) servicing multiple locations. We also continue to work on developing our Construction Services team and partnering with our Construction Partner network to drive revenue for DIRTT.

The following tables present our product and transportation revenue by vertical market:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in thousands)			($ in thousands)
Commercial	21,675	27,815	(22)	70,581	86,012	(18)
Healthcare	8,645	6,975	24	25,014	14,824	69
Government	2,057	3,768	(45)	7,713	12,335	(37)
Education	4,120	3,740	10	10,917	7,958	37
License fees from Construction Partners	180	177	2	539	561	(4)
Total product revenue	36,677	42,475	(14)	114,764	121,690	(6)
Service revenue	1,039	900	15	3,169	3,733	(15)
	37,716	43,375	(13)	117,933	125,423	(6)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in %)		(in %)
Commercial	60	66	63	71
Healthcare	24	16	22	12
Government	6	9	7	10
Education	11	9	10	7
Total Product Revenue(1)	100	100	100	100

(1) Excludes license fees from Construction Partners.

Commercial sales decreased by 22% for the third quarter of 2025 from the third quarter of 2024. The quarter ended September 30, 2025 had fewer large commercial projects compared to the quarter ended September 30, 2024. Healthcare revenues increased by 24% in the third quarter of 2025 from the same period of 2024, primarily due to the third quarter of 2025 having a larger volume of high value projects than those in the same period of 2024. Sales in the healthcare sector tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. We have made several investments in new product solutions (such as COVE™ and Applied Headwalls) and additions to the business development team to increase product placement in future healthcare and life science construction projects. Government sales in the third quarter of 2025 decreased by 45% from the third quarter of 2024 primarily due to one key project shipping in the third quarter of 2024 and the projects in 2025 having smaller value than those in the same period of 2024. Education sales in the third quarter of 2025 increased by 10% from the same period of 2024 due to a larger volume of high value projects in 2025 compared to the same period of 2024.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in thousands)			($ in thousands)
Canada	3,298	7,879	(58)	14,220	15,607	(9)
U.S.	34,418	35,496	(3)	103,713	109,816	(6)
	37,716	43,375	(13)	117,933	125,423	(6)

For the three months ended September 30, 2025, 9% of revenue was from Canada, as compared to 18% for the three months ended September 30, 2024. Historically, approximately 10-15% and 85-90% of revenues are derived from sales to Canada and the United States, respectively. We expect the historical split to continue.

Sales and marketing expenses

Sales and marketing expenses decreased by $0.4 million to $4.8 million for the three months ended September 30, 2025 from $5.2 million for the three months ended September 30, 2024. The decrease was driven by a $0.3 million decrease in commissions as a result of lower revenues, a $0.1 million decrease in marketing and tradeshow costs, a $0.1 million decrease in depreciation and amortization expenses, and a $0.1 million decrease in travel, meals and entertainment costs. The decrease was partially offset by a $0.3 million increase in salaries and benefits costs.

Sales and marketing expenses decreased by $1.9 million to $15.3 million for the nine months ended September 30, 2025 from $17.2 million for the nine months ended September 30, 2024. The decrease was primarily driven by a $0.8 million decrease in termination benefits, a $0.6 million decrease in commissions as a result of lower revenues, a $0.2 million decrease in pass through charges, a $0.2 million decrease in professional services costs, a $0.2 million decrease in depreciation and amortization expenses, and a $0.1 million decrease in other costs. The decrease was partially offset by a $0.2 million increase in salaries and benefits costs.

General and administrative expenses

General and administrative expenses decreased by $1.4 million to $4.4 million for the three months ended September 30, 2025, from $5.8 million for the three months ended September 30, 2024. The decrease was primarily related to a $1.2 million decrease in professional services costs largely due to insurance recoveries, lower litigation costs, and costs related to the Debenture Repurchase and the support and standstill agreement with 22NW Fund, LP (“22NW”) and WWT Opportunity #1 LLC that occurred in the third quarter of 2024 which were not repeated in 2025, a $0.2 million decrease in building and infrastructure costs, a $0.1 million decrease in public company costs, and a $0.1 million decrease in depreciation and amortization expenses. The decrease was offset by a $0.1 million increase in board fees, and a $0.1 million increase in communication costs.

General and administrative expenses increased by $0.9 million to $15.7 million for the nine months ended September 30, 2025, from $14.8 million for the nine months ended September 30, 2024. The increase was primarily related to a $0.7 million increase in salaries and benefits costs, a $0.5 million increase in professional services costs as a result of litigation costs related to the Falkbuilt Litigation, and a $0.4 million increase in board fees. The increase was partially offset by a $0.6 million decrease in building and infrastructure costs and a $0.1 million decrease in other costs.

Operations support expenses

Operations support is comprised primarily of project managers, order entry and other professionals that facilitate the integration of our Construction Partner project execution, our manufacturing operations, and support staff for the Construction Services team. Operations support expenses decreased by $0.1 million for the three months ended September 30, 2025 to $1.8 million compared to $1.9 million for the comparative period of 2024. The decrease was related to a $0.2 million decrease in salaries and benefits costs, offset by a $0.1 million increase in research and development costs.

Operations support expenses increased by $0.2 million for the nine months ended September 30, 2025 to $5.7 million, from $5.5 million for the comparative period of 2024. The increase was primarily related to a $0.2 million increase in research and development costs, a $0.1 million increase in marketing and tradeshow costs, and a $0.1 million increase in other costs. The increase was offset by a $0.1 million decrease in travel, meals and entertainment costs, and a $0.1 million loss on disposal in the third quarter of 2024 not repeated in 2025.

Technology and development expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams, and are primarily comprised of salaries and benefits of technical staff. Technology and development expenses decreased $0.5 million to $0.8 million for the three months ended September 30, 2025 compared to $1.3 million for the three months ended September 30, 2024. The decrease is primarily related to a $0.5 million decrease in salaries and benefits costs.

Technology and development expenses decreased by $0.5 million to $3.5 million for the three months ended September 30, 2025 from $4.0 million for the comparative period of 2024. The decrease was primarily related to a $0.5 million decrease in salaries and benefits costs, and a $0.3 million loss on disposal of a software development project in 2024 not repeated in 2025. The decrease was partially offset by a $0.4 million increase in professional services costs.

Stock-based compensation

Stock-based compensation expense is dependent on share price in a period for fair value adjustments made on cash-settled deferred share units (“DSUs”) awards and grants, exercises, expirations or forfeitures made on other awards.

Stock-based compensation expense for the three months ended September 30, 2025 was $0.7 million compared to $0.8 million in the same period of 2024. The decrease in expense was largely due to a decrease in DSU expense as a result of a lower number of DSUs granted in the third quarter of 2025 compared to the third quarter of 2024, slightly offset by higher restricted share units (“RSUs”) expense due to a full quarter of expense on an August 31, 2024 grant in the third quarter of 2025 compared to one month of the expense in the third quarter of 2024.

Stock-based compensation expense for the nine months ended September 30, 2025 was $2.1 million, compared to $1.9 million in the same periods of 2024. The increase in expense was largely due to an increase in RSU expense as a result of a full quarter of expense on an August 31, 2024 grant in the third quarter of 2025 compared to one month of the expense on the same August 31, 2024 grant in the third quarter of 2024, offset by a decrease in DSU expense caused by a recovery on cash-settled DSU expense from a lower share price as at September 30, 2025 compared to December 31, 2024.

Reorganization

Reorganization expenses for the three and nine months ended September 30, 2025 were $2.6 million and $3.0 million, respectively, compared to $0.6 million and $0.9 million in the three and nine months ended September 30, 2024, respectively. Reorganization expenses for the three and nine months ended September 30, 2025, primarily relate to one-time termination and consultant costs associated with the establishment of the Transformation Office, as described in Note 4 of our interim condensed consolidated financial statements, while the reorganization costs for the three and nine months ended September 30, 2024 were largely made up of movement of inventory and equipment from the facility at Rock Hill, South Carolina (the “Rock Hill Facility”) for use at the Calgary facility.

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

The Company had $nil impairment charges in the three and nine months ended September 30, 2025.

Gain on extinguishment of convertible debentures

During the three and nine months ended September 30, 2025 C$0.1 million ($0.1 million) and C$0.4 million ($0.3 million), respectively, principal amount of Debentures was repurchased for cancellation through the Debentures NCIB and Renewed Debentures NCIB which triggered an extinguishment of debt. The gain on extinguishment of debentures of $0.01 million and $0.02 million for the three and nine months ended September 30, 2025, respectively, was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs (refer to Note 5 of our interim condensed consolidated financial statements for additional information).

During the first nine months of 2024, C$43.1 million ($31.7 million) in principal amount of Debentures was repurchased for cancellation through the Issuer Bid, a private repurchase, and the Debentures NCIB, which triggered an extinguishment of debt. The gain on extinguishment of $7.5 million and $10.4 million for the three and nine months ended September 30, 2024, respectively, was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs. (refer to Note 8 of our interim condensed consolidated financial statements for additional information).

Foreign exchange (loss) gain

Foreign exchange loss or gain increased from a loss of $0.4 million for the three months ended September 30, 2024 to a gain of $0.6 million for the same period of 2025. The increase is primarily related to the weakening of the Canadian dollar over the three months ended September 30, 2025.

Foreign exchange loss or gain decreased from a gain of $0.9 million for the nine months ended September 30, 2024 to a loss of $1.4 million for the same period of 2025. The decrease is primarily related to the strengthening of the Canadian dollar relative to the U.S. dollar over the twelve months ended September 30, 2025. The majority of our revenue is collected in U.S. dollars (approximately 90%), and approximately 70% of the costs incurred in the three and nine months ended September 30, 2025, were denominated in Canadian dollars.

Interest income

Interest income for the three and nine months ended September 30, 2025 was $0.2 million and $0.7 million compared to $0.3 million and $1.3 million for the comparative periods of 2024. The decreased interest income is due to declining prime rates that determine interest yields on the Company’s lower cash equivalents during the three and nine months ended September 30, 2025 compared to the same periods of 2024.

Interest expense

Interest expense decreased by $1.1 million from $1.5 million in the quarter ended September 30, 2024 to $0.5 million for the three months ended September 30, 2025, and by $2.1 million from $3.5 million for the nine months ended September 30, 2024, to $1.4 million for the nine months ended September 30, 2025. This decrease is largely due to repayment of debt throughout the year ended December 31, 2024 and during the first nine months of 2025, reducing the interest payable on current and long-term debt.

Income tax

Income tax expense for the three months ended September 30, 2025 increased to $0.2 million from $0.02 million in the three months ended September 30, 2024. Income tax expense for the nine months ended September 30, 2025 decreased to $0.3 million from $0.4 million in the nine months ended September 30, 2024. The current tax expense represents the income tax provision after the utilization of non-capital loss carry forwards against current period taxable income. The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Despite positive indications of future profitability, including the strength of our pipeline, the Company has determined that it is unlikely that a deferred tax asset will be recognized. Given the history of losses, the Company plans to maintain a valuation allowance against the deferred tax asset. As at September 30, 2025, the Company had a valuation allowance of $29.8 million (December 31, 2024: $30.0 million) against deferred tax assets. The Company plans to continue to evaluate indicators on whether a valuation allowance continues to be needed. For the quarter ended September 30, 2025, the Company utilized a balance of its non-capital loss carry-forwards in Canada and the United States. As at September 30, 2025, we had C$108.7 million of non-capital loss carry-forwards in Canada and $46.2 million of non-capital loss carry-forwards in the United States. These loss carry-forwards will begin to expire in 2037.

Net (loss) income after tax

Net loss after tax was $3.5 million or $0.02 net loss per share, basic and diluted, in the three months ended September 30, 2025, a decrease of $10.6 million from net income after tax of $7.1 million or $0.04 and $0.03 net income per share, basic and diluted, respectively, for the three months ended September 30, 2024. The decrease in net income is primarily the result of a $7.5 million gain on extinguishment of debt resulting from the Debenture Repurchase in the quarter ended September 30, 2024 not repeated in the same period of 2025, a $5.3 million decrease in gross profit, a $2.0 million increase in reorganization expenses, a $0.1 million increase in income taxes, and a $0.1 million decrease in interest income. The decrease was partially offset by a $2.5 million decrease in other operating expenses, a $1.1 million decrease in interest expense, and a $1.0 million increase in foreign exchange gain.

Net loss after tax was $10.7 million or $0.06 net loss per share, basic and diluted, for the nine months ended September 30, 2025, a decrease of $21.5 million from net income after tax of $10.7 million or $0.06 and $0.05 net income per share, basic and diluted, respectively, for the nine months ended September 30, 2024. The decrease in net income is primarily the result of a $10.4 million gain on extinguishment of debt resulting from the Debenture Repurchase in the nine months ended September 30, 2024 not repeated in the same period of 2025, a $10.0 million decrease in gross profit, a $2.3 million decrease in foreign exchange gain, a $2.0 million increase in reorganization expenses, a $0.6 million decrease in interest income, and a $0.1 million increase in income taxes. The decrease was partially offset by a $2.1 million decrease in interest expense, a $1.7 million decrease in other operating expenses, and a $0.1 million decrease in income tax expense.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Nine months ended September 30, 2025 and 2024

The following table presents a reconciliation for the three and nine months ended September 30, 2025 and 2024 of Adjusted Gross Profit to our gross profit and Adjusted Gross Profit Margin to gross profit margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Gross profit	11,467	16,813	36,827	46,836
Gross profit margin	30.4%	38.8%	31.2%	37.3%
Add: Depreciation and amortization expense	1,013	823	2,977	2,512
Adjusted Gross Profit	12,480	17,636	39,804	49,348
Adjusted Gross Profit Margin	33.1%	40.7%	33.8%	39.3%

For the quarter ended September 30, 2025, gross profit margin decreased to 30.4% compared to 38.8% for the same period of 2024. Adjusted Gross Profit Margin was 33.1% for the third quarter of 2025, down from 40.7% in the comparative period of 2024. The decrease in Adjusted Gross Profit Margin was primarily attributable to the $5.7 million reduction in revenue. Tariff-related costs for the third quarter of 2025 were $1.9 million and were substantially mitigated through price and other actions taken earlier in the year.

For the nine months ended September 30, 2025, gross profit margin decreased to 31.2%, compared to 37.3% in the prior year period. Adjusted Gross Profit Margin was 33.8%, compared to 39.3% in the same period of 2024. The year-to-date margin decline reflects the same underlying factors observed in the third quarter, including a $7.5 million reduction in revenue. Tariff-related costs for the nine months ended September 30, 2025 were $4.5 million. We began to realize the benefits of our tariff mitigation efforts in the third quarter of 2025, as explained above.

EBITDA and Adjusted EBITDA for the Three and Nine months ended September 30, 2025 and 2024

The following table presents a reconciliation for the results for the three and nine months ended September 30, 2025 and 2024 of EBITDA and Adjusted EBITDA to our net (loss) income after tax, and of Adjusted EBITDA Margin to net (loss) income margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Net (loss) income after tax for the period	(3,484)	7,091	(10,747)	10,732
Add back (deduct):
Interest expense	465	1,525	1,401	3,524
Interest income	(226)	(341)	(720)	(1,312)
Income tax expense	157	23	308	371
Depreciation and amortization	1,534	1,487	4,561	4,542
EBITDA	(1,554)	9,785	(5,197)	17,857
Foreign exchange (gain) loss	(602)	360	1,422	(917)
Stock-based compensation	742	803	2,075	1,905
Reorganization expense(2)	2,593	604	2,977	944
Gain on extinguishment of convertible debentures(2)	(8)	(7,478)	(22)	(10,409)
Impairment charge on Rock Hill Facility (2)	-	-	-	530
Adjusted EBITDA	1,171	4,074	1,255	9,910
Net (Loss) Income Margin(1)	(9.2)%	16.3%	(9.1)%	8.6%
Adjusted EBITDA Margin	3.1%	9.4%	1.1%	7.9%

(1) Net (loss) income after tax divided by revenue.

(2) Reorganization expenses, the gain on extinguishment of convertible debentures and the impairment charge on the Rock Hill Facility (refer to Note 4 and Note 5 of the interim condensed consolidated financial statements) are not core to our business and are therefore excluded from the Adjusted EBITDA calculation.

For the three months ended September 30, 2025, Adjusted EBITDA decreased by $2.9 million to $1.2 million from $4.1 million and Adjusted EBITDA Margin decreased to 3.1% from 9.4% for the same period of 2024. This decrease is attributed to the $5.2 million decrease in Adjusted Gross Profit (explained above) offset by a decrease in operating expenses (excluding reorganization expense and stock-based compensation) of $2.4 million.

For the nine months ended September 30, 2025, Adjusted EBITDA decreased by $8.7 million to $1.3 million from $9.9 million and Adjusted EBITDA Margin decreased to 1.1% from 7.9%, for the same period of 2024. This reflects a $9.5 million decrease in Adjusted Gross Profit, a $0.7 million increase in professional services costs largely associated with higher litigation costs related to the Falkbuilt Litigation, a $0.5 million increase in public company costs and board fees, and a $0.2 million increase in marketing and tradeshow expenses, partially offset by a $0.6 million decrease in commissions from lower revenue, a $0.6 million decrease in building and infrastructure costs, a decrease of $0.4 million in salaries and benefits costs, a decrease of $0.2 million in travel, meals, and entertainment costs, and a $0.4 million decrease in other costs.

Liquidity and Capital Resources

As at September 30, 2025, the Company had $26.1 million of cash on hand and C$8.7 million ($6.2 million) of available borrowings, compared to $29.3 million of cash on hand and C$14.4 million ($10.0 million) of available borrowings as at December 31, 2024. Through the first nine months of 2025, the Company used $3.2 million of cash primarily due to the payment of $4.2 million to repurchase common shares under the Shares NCIB and Share Repurchase and $2.7 million for capital expenditures, offset by $4.1 million of net cash flows provided by operating activities.

We have assessed the Company’s liquidity as at September 30, 2025, taking into account our sales outlook for the next twelve months, our budget, forecast and expected cash outflows and our existing cash balances and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next twelve months. We note that the January Debentures amounting to C$16.6 million ($11.9 million) as of September 30, 2025 are due on January 31, 2026 and have therefore been classified as current on our balance sheet. Another C$14.9 million ($10.7 million) of principal is due under the December Debentures (as defined herein), which mature on December 31, 2026 (and therefore not yet classified as current). We are evaluating whether we will settle or refinance this debt.

On October 28, 2025, we entered into a non-binding term sheet with the BDC for proposed financing of up to C$15.0 million, the net proceeds of which are expected to be used to further strengthen our balance sheet and partially repay the January Debentures. The remaining January Debentures (C$1.6 million) are expected to be repaid using cash on hand. DIRTT continues to consider, evaluate, and negotiate a definitive agreement with respect to the proposed financing with BDC. Any advancement of funds is subject to, among other things, BDC’s due diligence and the negotiation and execution of binding definitive documentation. There can be no assurance that a definitive agreement will be reached or that the proposed financing will be completed on the terms in the non-binding term sheet or at all, and the Company may ultimately determine not to proceed with the financing or use any net proceeds of such financing for the repayment of the January Debentures.

On November 4, 2025, the Company entered into the Fifth Extended RBC Facility (as defined herein), which matures on November 30, 2026. The Fifth Extended RBC Facility is subject to the same borrowing base terms as the previous facility; with the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. The Company will be in default under the Fifth Extended RBC Facility if the January Debentures are not paid in full or refinanced on terms and conditions satisfactory to RBC by January 31, 2026.

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

Equity and Debt Issuances and Buyback Programs

During the past two years, we have executed various debt and share buyback programs. The Issuer Bid, Debenture Repurchase, Debentures NCIB, Renewed Debentures NCIB, Shares NCIB and the Share Repurchase (each as defined herein) were initiated after careful consideration of cash flow, and the Company continues to evaluate uses of cash on hand. As discussed in the “Part II, Item 1A. Risk Factors” section and elsewhere of this Quarterly Report, proposed and implemented tariffs on Canadian exports into the United States, and vice versa, may have a material impact on future cash flows and liquidity, which the Company will continue to monitor.

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

On August 28, 2024, the Company commenced the Debentures normal course issuer bid (the “Debentures NCIB”) which expired on August 27, 2025. Under the Debentures NCIB, DIRTT was permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. For the three and nine months ended September 30, 2025, C$0.1 million ($0.1 million) and C$0.3 million ($0.2 million) principal amounts of the December Debentures (respectively) and C$0.01 million ($0.01 million) and C$0.06 million (C$0.04 million) principal amounts of the January Debentures (respectively) had been acquired through the Debentures NCIB. On August 26, 2025, the Company announced the Renewed Debentures NCIB which commenced August 28, 2025 and is expected to terminate on August 27, 2026 for the December Debentures and on January 31, 2026 for the January Debentures, concurrent with the maturity date of the January Debentures. Under the Renewed Debentures NCIB, DIRTT is permitted to acquire up to C$1,656,900 principal amount of the January Debentures and C$1,493,500 principal amount of the December Debentures. For the three months ended September 30, 2025, C$0.01 million ($0.01 million) principal amounts of the December Debentures and $nil principal amounts of the January Debentures had been acquired through the Renewed Debentures NCIB. As at September 30, 2025, C$16.6 million ($11.9 million) principal amount of the January Debentures and C$14.9 million ($10.7 million) principal amount of the December Debentures were outstanding.

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

On February 13, 2025, the Company entered a share repurchase agreement with NGEN III, LP (“NGEN”) to purchase for cancellation 3,920,844 common shares held by NGEN (the “NGEN Shares”) at a purchase price of $0.80 per NGEN Share (the “Share Repurchase”). Following the Share Repurchase, there were 189,643,903 common shares outstanding. The NGEN Shares repurchased under the Share Repurchase were counted against the maximum number of shares that may be repurchased pursuant to the Shares NCIB being 7,515,233 shares. As at September 30, 2025, 5,510,884 common shares had been repurchased and cancelled for proceeds of C$6.0 million ($4.2 million) through the Shares NCIB and the Share Repurchase.

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

On February 20, 2025, the Company extended the Third Extended RBC Facility (the “Fourth Extended RBC Facility”). The Fourth Extended RBC Facility is subject to the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million and matures on November 30, 2025. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. At September 30, 2025, available borrowings were C$8.7 million ($6.2 million) (December 31, 2024 – C$14.4 million ($10.0 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. The Fourth Extended RBC Facility also includes a new letter of credit facility guaranteed by the Export Development of Canada of C$5 million. The Company has also entered into a bonding facility with Great Midwest Insurance Company, and any other company that is part of or added to Skyward Specialty Insurance Group, Inc. (“Skyward”), which allows access to a $15.0 million bonding facility subject to an individual maximum of $5 million. Under the terms of the facility with Skyward, any bonds issued will be secured through letters of credit issued pursuant to the Fourth Extended RBC Facility.

On November 4, 2025, the Company entered into the Fifth Extended RBC Facility (the “Fifth Extended RBC Facility”). The Fifth Extended RBC Facility expires November 30, 2026 and is subject to the same borrowing base terms as the previous facility; with the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. The Company will be in default under the Fifth Extended RBC Facility if the January Debentures are not paid in full or refinanced on terms and conditions satisfactory to RBC by January 31, 2026.

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which, as of September 30, 2025, C$4.4 million ($3.2 million) has been drawn and C$4.0 million ($2.9 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. The Company did not make any draws on the Canada Leasing Facility during the years ended September 30, 2025 and 2024.

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

Analysis of Cash Flow Changes During the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Net cash flows provided by operating activities	4,390	1,522	4,152	1,122
Net cash flows (used in) investing activities	(780)	(596)	(2,488)	(1,159)
Net cash flows (used in) financing activities	(422)	(16,262)	(4,665)	(289)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(156)	(567)	(155)	(906)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,032	(15,903)	(3,156)	(1,232)
Cash, cash equivalents and restricted cash, beginning of period	23,343	39,770	29,531	25,099
Cash, cash equivalents and restricted cash, end of period	26,375	23,867	26,375	23,867

Operating Activities

For the three months ended September 30, 2025, net cash flows provided by operating activities were $4.4 million compared to $1.5 million in the same period of 2024. The increase in cash flows provided by operations in the third quarter of 2025 is largely due to a $5.9 million increase in working capital compared to a $2.6 million decrease in working capital in the third quarter of 2024, and partially offset by a $2.9 million decrease in Adjusted EBITDA.

For the nine months ended September 30, 2025, net cash flows provided by operating activities were $4.2 million compared to $1.1 million in the same period of 2024. The increase in cash flows provided by operations was largely driven by a $6.2 million increase in working capital in the nine months ended September 30, 2025 compared to a $7.6 million decrease in working capital in the nine months ended September 30, 2024, partially offset by an $8.7 million decrease in Adjusted EBITDA.

Investing Activities

We invested $0.8 million and $2.7 million in capital expenditures for the three and nine months ended September 30, 2025, compared to $0.7 million and $2.4 million for the three and nine months ended September 30, 2024, respectively. The capital expenditures in the three and nine months ended September 30, 2025 primarily consisted of $0.5 million and $1.4 million on capitalized software, $0.1 million and $0.4 million on manufacturing upgrades, $0.1 million and $0.3 million on marketing, $0.03 million and $0.2 million on leasehold improvements, and $0.3 million and $0.5 million on other asset spend.

Financing Activities

We used $0.4 million of cash in financing activities for the three months ended September 30, 2025 and $4.7 million in the nine months ended September 30, 2025, compared to $16.3 million used in the three months ended September 30, 2024 and $0.3 million used in the nine months ended September 30, 2024. The decrease in net cash flows used in financing activities from the third quarter of 2024 compared to the third quarter of 2025 is driven by a $0.2 million increase in common share repurchases under the Shares NCIB that was not available for the three months ended September 30, 2024, and a $0.1 million increase in employee tax payments on vesting RSUs and a $0.1 million increase in repayment of convertible debt under the Debentures NCIB. These increases were offset by a one time transaction in the three months ended September 30, 2024, where the Company used $16.1 million to settle debentures under the Debentures Repurchase.

Cash used in the nine months ended September 30, 2025 was mainly driven by the $4.2 million spent in repurchases of common shares through the Shares NCIB and the Share Repurchase, and $0.3 million repayment on convertible debt through the Debentures NCIB. The cash provided by financing activities in the nine months ended September 30, 2024 was driven by $21.3 million of net proceeds received from the Rights Offering, partially offset by $21.3 million used for the repurchase for cancellation of C$10.5 million principal amount of Debentures as a result of the Issuer Bid.

Contractual Obligations

There have been no material changes in our contractual obligations during the nine months ended September 30, 2025, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and results of Operations - Contractual Obligations” in our Annual Report on Form 10-K, as updated in our Form 10-Q for the quarter ended June 30, 2025.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding significant accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 3, “Adoption of New and Revised Accounting Standards” to our interim condensed consolidated financial statements appearing in this Quarterly Report, we are evaluating the impact of Accounting Standards Update No. 2023-09, “Improvements to Income Tax Disclosures” (“ASU-2023-09”) which further disaggregated information on an entity’s tax rate reconciliation and income taxes paid. The amendments in ASU-2023-09 are effective for fiscal years beginning after December 15, 2024, on a prospective basis with an option of retrospective application. The Company expects the impact to be limited to disclosures.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as updated in our Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)(2)(3)	Maximum number of shares that may yet be purchased under the program(1)(2)(3)
January 1, 2025 - January 31, 2025	109,556	$0.77	109,556	7,347,199
February 1, 2025 - February 28, 2025(4)	4,074,200	$0.80	153,356	3,272,999
March 1, 2025 - March 31, 2025	255,351	$0.69	255,351	3,017,648
April 1, 2025 - April 30, 2025	266,546	$0.73	266,546	2,751,102
May 1, 2025 - May 31, 2025	197,129	$0.66	197,129	2,553,973
June 1, 2025 - June 30, 2025	266,473	$0.61	266,473	2,287,500
July 1, 2025 - July 31, 2025	255,173	$0.65	255,173	2,032,327
August 1, 2025 - August 31, 2025	1,500	$0.59	1,500	2,030,827
September 1, 2025 - September 30, 2025	84,956	$0.52	84,956	1,945,871
Total	5,510,884		1,590,040	1,945,871

(1) The normal course issuer bid for common shares was announced on December 18, 2024 and commenced on December 20, 2024;

(2) The maximum number of common shares approved to be purchased under the Shares NCIB is 7,515,233 common shares;

(3) The expiration date of the Shares NCIB is December 19, 2025. As of October 1, 2025, the number of shares available to be purchased under the Shares NCIB is 1,945,871; and

(4) Includes 3,920,844 common shares that were repurchased from NGEN under the Share Repurchase at a purchase price of $0.80 per share. The Share Repurchase was completed on February 14, 2025. The Share Repurchase was a privately negotiated transaction and was not made pursuant to the Shares NCIB or any other publicly announced share repurchase programs, although it was counted against the Shares NCIB limit.

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

10.1*	Indemnity Agreement, dated July 30, 2025, between DIRTT Environmental Solutions Ltd and Adrian Zarate.
10.2*	Sixth Amendment to Loan Agreement, dated November 4, 2025, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada.
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

Date: November 5, 2025