Form 10-K
period 2025-12-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2026-02-25
CIK 1340476

7.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the common shares on The OTC Market on June 30, 2025, was $45,586,118.

The registrant had 191,836,460 common shares outstanding as of February 17, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 7, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Currency and Exchange Rate Information

Unless otherwise indicated, references in this Annual Report on Form 10-K (the “Annual Report”) to “$” or “dollars” are expressed in U.S. dollars (US$). References in this Annual Report to Canadian dollars are noted as “C$.”

Our consolidated financial statements that are included in this Annual Report are presented in U.S. dollars. Unless otherwise stated, all figures presented in Canadian dollars and translated into U.S. dollars were calculated using the daily average exchange rate as reported by the H.10 statistical release of the Board of Governors of the Federal Reserve System on December 31, 2025 of C$1.3712 = US$1.00.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular and without limitation, this Annual Report contains forward-looking information pertaining to the effect of our strategic priorities on increasing value creation; the application of our processes and technology and the benefits therefrom, forecast operating and financial results, including 2026 revenue, and the impact of certain cost-saving measures, including the development, timing and success of strategic accounts, the outcome of non-dilutive strategy initiatives, the competitiveness of the Company’s solutions, the liquidity and capital resources of the Company, the effects that current claims against the Company and expiring patents will have on the Company’s business, financial condition, results of operations and growth prospects; the adaptability and lifespan of our products; the effect of tariffs on our business, and our ability to mitigate any such effects; potential cost savings as a result of using artificial intelligence technology; our goals relating to defects, deliveries and workplace injuries; capital expenditures and allocation; our executive leadership team; and the effect that sustainability-related building standards established by organizations, such as the U.S. Green Building Council, International Living Future Institute, and the International WELL Building Institute, among others, will have on demand for our products, systems and services in the U.S. market. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those contained in, or expressed or implied by such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include, but are not limited to, the following:

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
•
our ability to expand our market share through our Construction Services team (previously referred to as Integrated Solutions) and other strategic initiatives and the effects thereof;
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
•
the voting influence our three largest shareholders are able to exercise over the Company due to their ownership of our common shares;
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
•
global economic, political and social conditions affecting financial markets, such as fluctuating tariff policy, evolving multi-state trade and security alliances, and the war in Ukraine and the conflict in the Middle East;
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

PART I

Item 1. Business.

Overview

DIRTT designs and manufactures adaptable, sustainable spaces where people work, learn, and heal. Since 2004, DIRTT has grown to become a leader in industrialized construction, providing a compelling alternative to conventional construction methods.

DIRTT’s construction system offers unrivaled speed, accuracy, and quality. Our proprietary product design and software platform, ICE® (“ICE” or “ICE Software”), simplifies preconstruction, production, and installation. These advantages provide our end users greater cost certainty and up to 30% shorter construction schedules compared to conventional construction methods.

DIRTT spaces are built for change and ready to adapt as needs evolve. Our design ensures components are interchangeable and can be repurposed for small updates or full reconfigurations without major renovation, cost, or waste.

Our approach to industrialized construction combines a portfolio of interior construction products with advanced digital tools. ICE Software serves as the engine for our system, enabling projects to be designed, visualized, organized, configured, priced, and manufactured off-site, with final assembly and installation completed at the job site. ICE Software empowers faster decision-making during design with real-time changes, visualization, and pricing information. ICE Software connects directly to DIRTT manufacturing facilities for end-to-end integration, precise manufacturing, production management, and coordination of the DIRTT scope. ICE Software is licensed to our Construction Partners (as defined herein), as well as other third-parties, including Armstrong World Industries, Inc. (“AWI”). In addition to the core ICE Software platform, our cloud-based virtual reality tool and app, called ICEreality, connects teams from anywhere in the world to walk through their virtual space together, while design changes can be made with real-time feedback on pricing.

We work with some of the most innovative clients, design teams, and construction professionals. We reach our clients through a multi-channel approach. One channel is our internal sales team and international network of independent DIRTT Construction Partners (“Construction Partners” or “Partners”). Their DIRTT expertise makes them trusted professionals in their regions for preconstruction considerations, order, installation, and adaptation of interior spaces. DIRTT Construction Partners work with clients and construction teams, ensuring effective management and execution of the DIRTT scope on every project. Long term, they support reconfigurations, adaptations, and adjustments, continuously protecting our clients’ investments in DIRTT while ensuring their spaces stay relevant. The other is our internal Construction Services, a team of experts that unites design, manufacture, and construct seamlessly for greater coordination, reduced risk, and operational certainty. These channels work both independently and together to deliver DIRTT to end clients.

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

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including DIRTT, that file electronically with the SEC. We are also subject to requirements of applicable securities laws in Canada, and documents that we file with the securities commissions or similar regulatory authorities in Canada may be found at www.sedarplus.ca.

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

We will provide without charge to you, upon your request, a copy of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC and the applicable securities commissions or similar regulatory authorities in Canada. Requests for copies should be addressed to 7303 30 Street SE, Calgary, Alberta, T2C 1N6, Canada, Attention: Investor Relations.

Our Solutions

Our array of products and integrations give our clients the tools to create high-performing interiors that stay relevant as consumer needs and preferences change. Unlike conventional prefabricated products, most of our solutions do not have predetermined shapes, sizes, or configurations, empowering clients with design freedom to meet their needs. The core of our product philosophy is a construction system that uses a universal interface. By allowing interchangeable parts, DIRTT can maximize the life cycle for most of our products as well as the spaces they occupy. Committed to sustainability, we subscribe to non-obsolescence, where new DIRTT components work with DIRTT products that came before. Our solutions can be disassembled and reconfigured with minimal waste. With both design freedom and adaptability benefits, client spaces are tailored to their unique needs on day one and can be more easily reconfigured or adapted to stay relevant on day two and beyond.Our solutions (“DIRTT Solutions”) are typically able to address over 90% of an interior space. Components are manufactured in DIRTT facilities and shipped to site for installation. The following table provides a brief description of our primary solutions:

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

COVE™

COVE™ is a prefabricated module designed to address the challenges emergency departments face today. A fraction of the size of a typical exam room, COVE™’s innovative design enables facilities to optimize existing spaces without compromising function or patient experience.

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

We consistently receive strong industry recognition for our sustainability leadership, including the Seal Sustainable Product Award and the ECO Canada Top Employer Impact Award. These achievements reinforce our commitment to delivering environmentally responsible products for our clients and embedding sustainable practices throughout our manufacturing process.

Further information about DIRTT’s sustainability practices can be found at dirtt.com/sustainability.

Construction Partners and Sales Network

We primarily sell DIRTT Solutions through a network of Construction Partners working in conjunction with local DIRTT sales representatives, as well as internal DIRTT industry specialists, business development professionals and a dedicated Construction Partner support team. Construction Partners and local sales representatives are located in cities throughout the United States and Canada, with additional locations in Saudi Arabia, Mexico, and the United Kingdom. The use of a dispersed network of Construction Partners greatly enhances our ability to drive awareness of the DIRTT brand and understanding of our approach to construction throughout our markets.

As part of our distribution agreements, our Construction Partners are typically required to invest in their own DIRTT Experience Center (“DXC”) so that they are able to effectively showcase DIRTT Solutions. These DXCs are showrooms that provide mock-ups of DIRTT Solutions and related product offerings. DIRTT maintains DXCs in Calgary, Plano (Texas), and Chicago.

Our Construction Partners operate under agreements that outline sales goals and marketing territories which are generally non-exclusive. We expect our Construction Partners to build regional DIRTT-dedicated teams and to use our ICE Software in the sales process. In addition to sales and marketing, our Construction Partners provide value throughout the construction process. At the preconstruction stage, Construction Partners provide design assistance services to the architect and designer; throughout the construction process, Construction Partners act as a specialty subcontractor to the general contractor and provide installation and other construction services. Post-move in, Construction Partners provide warranty work, ongoing maintenance and reconfiguring support. Local DIRTT sales representatives work closely with the Construction Partners throughout the process to ensure successful project implementation and the highest client satisfaction. Construction Partners generally place orders for DIRTT Solutions directly with us and pay us directly for such orders.

At December 31, 2025, we had a total of 66 Construction Partners and 29 sales representatives across North America. We are not dependent on any one Construction Partner or sales representative.

Strategic accounts are a cornerstone in our strategy to drive long-term sustainable and predictable growth. These types of clients manage large real estate footprints in numerous locations. For these clients, it is advantageous and important to establish consistency in design and execution, repeatability, and speed to market. While these relationships can take time to develop, once they are established, the time and resources required to execute additional projects is reduced, which we believe will create profitable, predictable revenue streams. In return, clients benefit from a single point of accountability at DIRTT, a strong network of partners, full lifecycle support from established design standards and preconstruction expert support for their architects, designers and general contractors from field work to post installation support.

In 2024, we launched an additional go-to-market channel called Construction Services (previously referred to as Integrated Solutions). This team provides sales, design, estimating, and project delivery services together or independently with our DIRTT Construction Partners and DIRTT sales representatives. Construction Services increases our sales network’s capacity and targets revenues in channels without existing coverage. There are three key opportunity areas Construction Services is focusing on: (1) diversifying our customer profile, (2) increasing volumes in smaller markets, and (3) expanding into new sectors. Through these efforts, Construction Services aims to simplify our go-to-market strategy and increase access to DIRTT’s portfolio of products.

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

Suppliers and Raw Materials

Our inventory balances consist primarily of raw materials, which are kept on hand as components of our custom manufacturing process. Managing our raw material inventory is essential to our business, given our short lead times from order to shipment and our high level of order customization. Our key manufacturing materials are aluminum, hardware, wood and glass. For the twelve months ended December 31, 2025, aluminum accounted for approximately 35% of our purchased materials, while wood, hardware and finishing powder & paint accounted for approximately 12%, 11%, and 10%, respectively. While we maintain multiple suppliers for key materials, for the twelve months ended December 31, 2025, (i) one supplier accounted for approximately 78% of our aluminum supply and two additional suppliers provided 9% each, (ii) two suppliers accounted for approximately 64% and 26% of our wood supply, respectively, (iii) one supplier accounted for 100% of our paint and (iv) two suppliers accounted for approximately 45% and 20% of our hardware supply.

Materials are sourced domestically and, to a much lesser extent, overseas. Approximately 89% of our materials are manufactured and purchased in North America. Purchase decisions are made on the basis of quality, cost, and ability to meet delivery requirements. We do not typically enter into long-term agreements with suppliers. In general, adequate supplies of raw materials are available to all our operations, but we continue to be impacted by inflationary price pressures across substantially all of our raw material requirements, and aluminum purchases may be subject to market capacity constraints. Additionally, the imposition of tariffs or other trade barriers has affected the pricing of our raw materials, including aluminum.

Technology and Development

We continue to focus on developing client-centric innovations and enhancements of both ICE Software and DIRTT Solutions with a primary focus on improving client experience, increasing market penetration and expanding into key markets. At December 31, 2025, we employed 43 employees within our technology and development groups and, including capitalized amounts, invested $6.9 million, $7.6 million and $8.3 million in 2025, 2024 and 2023, respectively, in innovation activities.

In 2023, the Company entered into a Partial Patent Assignment Agreement and a Co-Ownership Agreement (collectively, the “AWI Agreements”) with AWI. The AWI Agreements provide for the partial assignment to AWI and co-ownership of an undivided 50% interest in certain intellectual property rights (including related patents) in a portion of the Company’s ICE Software that is used by AWI (the “Applicable ICE Software Code”), in exchange for a cash payment of $10.0 million. As part of the AWI Agreements, the Company provided AWI a transfer of knowledge concerning the Applicable ICE Software Code in exchange for an additional $1 million which was received in the fourth quarter of 2023. Under the AWI Agreements, the Company and AWI will have separate exclusive fields of use and certain restrictive covenants with respect to the Applicable ICE Software Code and related intellectual property rights, each of which survive until either party elects to separate its relationship from the other and for a period of five years thereafter.

Clients

DIRTT’s principal geographic markets are the United States and Canada. Our revenue is derived almost entirely from projects in North America sold through our two primary revenue channels.

Our revenue opportunities primarily come from commercial projects, including both new construction projects and renovations of existing buildings. Clients range from small owner-managed businesses to multinational Fortune 500 companies across a variety of industries, including healthcare, education, financial services, government and military, manufacturing, non-profit, energy, professional services, retail, technology, and hospitality. We view DIRTT Solutions as generally industry agnostic, with applications in many different industries with minimal adjustments. We are not dependent on any one client or industry segment. In 2025 and 2024, no single Construction Partner represented more than 10% of our revenue, while one client represented more than 10% of our revenue for the year ended December 31, 2023.

Competition

The overall market for interior construction is fragmented and highly competitive. The principal competitive factors in the interior construction industry include price (including cost certainty), speed, quality, customization, and service. Our main competitors are comprised primarily of conventional construction firms, individual tradespeople (including framers, drywall installers, and interior product designers), and modular systems manufacturers. Additionally, conventional construction firms are beginning to develop customizable wall paneling and other interior construction solutions and may directly compete with our DIRTT Solutions. We also compete with commercial furniture manufacturers, such as Teknion Corporation, Haworth Inc., Allsteel Inc., and Steelcase Canada Ltd., who offer a variety of prefabricated interior wall solutions. We expect competition to increase as new entrants or solutions enter the interior construction market. See Item 1A. “Risk Factors”.

Seasonality

The construction industry has historically experienced seasonal slowdowns related to winter weather conditions and holiday schedules, which affect shipping and on-site installation dates, in the first quarter of each calendar year. Our business has generally, but not always, followed this trend with a slight time lag, leading to stronger sales in the second half of the year versus the first half. Weather factors can also influence third-party exterior construction schedules and site conditions, which may in turn affect timing of interior builds.

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

Patent and Intellectual Property Rights

Our success depends, in part, upon our intellectual property rights relating to our products, production processes, our technology, including our ICE Software, and other operations. We rely on a combination of trade secret, nondisclosure and other contractual arrangements, as well as patent, copyright and trademark laws, to protect our proprietary rights and competitive advantage. We register our patents and trademarks as we deem appropriate and take measures to defend patents where we deem others are infringing on our patents. The following table presents the status as of December 31, 2025, of our issued and pending patent and design applications relating to various aspects of DIRTT Solutions and ICE Software:

	Granted	Applications
Jurisdiction	Patents	Pending
Canada	79	32
United States	124	19
Europe (EU Designs and European Patent Office)	13	7
France	5	-
Germany	5	-
Great Britain (UK)	22	4
Singapore	8	-
Saudi Arabia	-	4
United Arab Emirates	-	4
Total	256	70

Our issued patents expire between 2025 and 2040. We do not believe that the expiration of any individual patent will have a material adverse effect on our business, financial condition or results of operations. As we develop innovations and new technology, we expect to file additional and supplemental patents to protect our rights in those innovations and new technology. As described in more detail above, AWI owns a 50% interest in the rights, title and interests in the Applicable ICE Software Code, including a 50% interest in a portion of the patent rights that relate to the Applicable ICE Software Code.

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

Human Capital Resources

As at December 31, 2025, DIRTT employed 760 employees, 99.5% full time, 0.5% part time. We had 756 full-time employees consisting of 515 employees in production, 73 employees in sales and marketing, 43 employees in technology and development, 69 employees in operations support, and 56 general and administrative employees. At year-end, approximately 43% of our workforce were salaried employees and approximately 57% were compensated on an hourly basis. As at December 31, 2025, approximately 26% of our workforce was based in the United States, and approximately 74% was based in Canada.

Workplace Values and Equal Employment Opportunity

DIRTT is committed to attracting, developing, and retaining a skilled and diverse workforce, and to fostering an inclusive environment where employees feel a sense of belonging. We value the unique perspectives and experiences our employees bring and strive to maintain a workplace where individuals are respected, supported, and empowered to contribute fully. To advance these objectives, we provide voluntary learning opportunities and mentoring programs that support employee growth and engagement. We adhere to principles of equal employment opportunity, and our hiring and employment decisions are based on merit, qualifications, business needs, and organizational fit.

Culture & Engagement

DIRTT continues to put measures in place to assess and enhance the level of engagement and satisfaction of our employees. In 2024, we deployed a performance management tool catered to drive discussions around team goals, performance and development opportunities, robust succession plans and greater transparency around policy and procedures tied to cost and risk mitigation to support a performance-driven culture.

In 2024, DIRTT conducted an employee engagement survey through the Employee Voice platform, focusing on workplace civility, work life balance, retention, and job satisfaction. The survey achieved an 84% participation rate. Targeted initiatives were introduced to monitor progress on these themes and their impact on overall employee engagement and experience. Engagement surveys are now conducted every other year to allow time for actions to be implemented and completed. The next survey is scheduled for the second quarter of 2026.

Additional development initiatives and active employee engagement include learning and development programs to support a performance-driven culture, enhanced communication platforms, employee recognition initiatives, and a company‑wide philanthropic program.

Our core commitment to organizational safety resulted in a Total Recordable Incident Frequency (TRIF) of 1.10 in 2025, more than 73% below the industry average. DIRTT was recognized in 2025 as Canada's Safest Manufacturing Employer in the industrial sector by Canadian Occupational Safety.

We use a range of compensation incentives which vary by role, including annual variable compensation determined based on a combination of achieving team objectives and financial targets for the Company; quarterly bonuses for our manufacturing personnel paid on adherence to targets related to safety, quality, delivery, inventory and productivity; and commissions based on sales. We also use various forms of stock-based compensation as a retention tool and to further align employee interests with the interests of our shareholders. We continue to monitor our retention by way of voluntary turnover, which was 9.9% by the end of 2025.

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

Risks Related to Our Business and Industry

Our industry is highly competitive, and potential clients may not recognize the benefits of our innovative and unique approach to interior construction as compared to conventional interior construction methods.

We operate in the highly competitive interior construction industry that is constantly developing and changing. We compete against conventional construction firms, individual tradespeople, modular systems, and commercial furniture manufacturers. Competitive factors include price, speed, quality, customization, and service. New market entrants and conventional construction firms are also beginning to develop customizable wall paneling and other modular interior construction solutions, and we expect this trend to continue. In addition, we may face pricing pressure from competitors or new market entrants who take on projects at reduced prices or employ other competitive strategies. While we believe our innovative design, quality, schedule and cost certainty, and network of Construction Partners makes us well-positioned in the market, increasing competition could make it difficult to secure new projects at acceptable operating margins.

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

We remain reliant on our network of Construction Partners to sell and market DIRTT Solutions and provide design, installation, distribution and other services to clients on each project. While we are not dependent on any single Construction Partner, sales generated by approximately 10% of our Construction Partners comprised approximately 47% of our total revenues for 2025 (2024 – 34%) with one Construction Partner making up approximately 9% of total revenues (2024 - 9%). The loss of any top performing Construction Partners, particularly to our competitors, may negatively affect our sales, financial condition or results of operations. It may further impair our ability to maintain a market presence in a particular geographic region until a new Construction Partner relationship is established, which would require significant time and resources, given DIRTT is typically a standalone line of business in their portfolio.

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

The Company is undergoing a strategic transformation process, across the Commercial, Operational and Manufacturing departments. We may not be able to achieve some or all of the anticipated benefits of this transformation plan.

In response to performance challenges we have faced in recent years, the Board of Directors and management team is working on a transformation plan to advance the business and grow revenue and manage profitability.

In early 2025, we established a transformation office to accelerate the strategic transformation of our business by streamlining the Company’s processes and procedures, supporting Construction Services and improving productivity across the Company (the “Transformation Office”).

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

Our transformation plan also depends in part on our ability to maintain and manage growth effectively. Growth in our headcount and operations may place significant demands on our management and operational and financial resources. Additionally, managing growth of our operations and personnel requires continuous improvement of our internal controls and reporting systems and procedures. Failure to effectively manage growth could result in difficulty providing current DIRTT Solutions and introducing future solutions, difficulty in securing clients and Construction Partners, declines in quality or client satisfaction, increases in costs or other operational difficulties. Any of these difficulties could lead to a loss of investor confidence and adversely affect our business performance, financial condition and results of operations.

We may be unable to expand our market share through our Construction Services (previously referred to as Integrated Solutions) team and other strategic initiatives.

DIRTT has been evolving how we pursue and deliver projects. In 2024, we launched an additional go-to-market channel called Construction Services (previously referred to as Integrated Solutions). This team provides preconstruction, design-build assistance, targeted estimating and project delivery services elevating DIRTT from manufacturing to a multi-trade, prefabricated interior construction company. DIRTT Construction Services is designed to complement our existing Construction Partner network. We can provide more technical capabilities to help select partners bid on and win larger projects, or help fill gaps a partner may have in their team and allow DIRTT to pursue projects in markets without partner coverage, in sectors that require specific expertise, or for our existing national accounts strategy – large clients with a national footprint executing projects in multiple regions. There is no assurance that this pursuit will achieve desired outcomes and we may be unsuccessful in generating revenue through these initiatives.

If we do not effectively communicate the value of our products or services to potential customers and to our Construction Partners, our brand and name recognition and reputation could suffer.

We believe that establishing and maintaining good brand and name recognition and a good reputation is critical to our business. In certain parts of the market, promotion and enhancement of our name and brands will depend on the effectiveness of our communication with our Construction Partners, our marketing and advertising efforts, and our ability to maintain and expand our reputation for providing design-driven, innovative, and high-quality products and superior services. If our Construction Partners or customers do not perceive our products and services to be design-driven, innovative and of high quality, our reputation, brand, and name recognition could suffer, which could have a material adverse effect on our business.

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

As a result of amendments to the Competition Act (Canada), certain public representations by a business regarding the benefits of the work it is doing to protect or restore the environment or mitigate the environmental and ecological causes or effects of climate change may violate the Competition Act (Canada)'s deceptive marketing practices provisions. These amendments include substantial financial penalties. Uncertainty surrounding the interpretation and enforcement of this legislation may expose the Company to increased litigation and financial penalties, the outcome and impacts of which can be difficult to assess or quantify and may have a material adverse effect on DIRTT’s business, reputation, financial condition, and results.

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

Aluminum represents the largest component of our raw materials consumption. We have experienced fluctuations in the price of aluminum and anticipate that these fluctuations will continue in the future. In particular, during 2021 through 2023, we experienced significant price inflation across substantially all of our materials, largely due to pandemic-induced supply chain constraints. Starting in 2025, the U.S. government has imposed 50% tariffs on steel and aluminum and limited the amounts of steel and aluminum coming into the United States based on the countries of origin of those imports and Canada reacted by implementing a series of counter-tariff measures (ranging from 25% to 50% ad valorem) to protect Canadian steel and aluminum producers impacted by the U.S. actions. In 2024, we sourced the majority of our aluminum from North America and sourced under 10% of our raw materials from outside North America. Nonetheless, substantial, prolonged upward trends in aluminum and other commodity prices, along with tariffs and import limitations, could significantly increase our costs and adversely affect our liquidity, operating margins, and financial condition. In particular, additional tariffs imposed by the U.S. government, and any potential retaliatory measures, may affect us and our suppliers, including on the costs of raw materials and pricing of our solutions. See also “—New and existing trade policies, tariffs or import/export regulations imposed by the U.S., Canada or other foreign governments may adversely affect our ability to source and sell our products profitably, or at all.”

We rely on a limited number of outside suppliers for certain key components and materials, and failure or delay in obtaining the necessary components or materials could delay or prevent the manufacturing or distribution of our DIRTT Solutions.

We rely on certain key suppliers for raw materials and components, including aluminum, glass, wood, paint, and hardware. We maintain multiple suppliers for key materials, although for the year ended December 31, 2025, (i) one supplier accounted for approximately 78% of our aluminum supply and two additional suppliers provided approximately 9% each, (ii) two suppliers accounted for approximately 64% and 26% of our wood supply, (iii) one supplier accounted for 100% of our paint, and (iv) one supplier accounted for approximately 45% of our hardware supply and one additional supplier provided 20%.

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

Risks Relating to Market Conditions

New and existing trade policies, tariffs or import/export regulations imposed by the U.S., Canada or other foreign governments may adversely affect our ability to source and sell our products profitability, or at all. The Canada-United States-Mexico Agreement is due for review in 2026.

On February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain other countries, including China. These actions have resulted in, and may result in additional retaliatory measures on U.S. goods. Specifically, the Canadian federal government imposed similar tariffs on U.S. goods imported into Canada in response to the U.S.’s imposition of tariffs. The Canadian government has put a six month pause on these tariffs, effective April 15, 2025, which was extended to June 30, 2026. The impact of these tariffs have been limited as the Company’s products fall under The Canada-United States-Mexico Agreement (“CUSMA”). A review of CUSMA is required to be performed by June 30, 2026.

On February 10, 2025, President Trump issued an Executive Order imposing 25% tariffs on steel and aluminum imported into the U.S. effective March 12, 2025 and would be in addition to any other tariffs on such imported goods. This tariff was increased to 50%, effective June 3, 2025. DIRTT imports raw materials from, and has manufacturing facilities in, both Canada and the U.S. Accordingly, while the extent and duration of any tariffs imposed by the U.S. or Canada, and the resulting impact on our business, are difficult to predict at this time, such tariffs may affect our ability to import raw materials and sell our products profitably. The imposition of trade barriers, including tariffs, quotas, embargoes, safeguards, and customs restrictions between Canada and the U.S., may increase the cost or reduce the supply of materials and products available to us, increase shipping times, affect our customers’ construction needs or budgets, affect the demand for our products or our product mix or require us to modify our supply chain organization, manufacturing facilities, or other current business practices, any of which could harm our business, financial condition, and results of operations.

Global economic, political and social conditions and financial markets, such as geopolitical conflict or the imposition of tariffs by the U.S., may impact our ability to do business and adversely affect our liquidity, financial condition, and results of operations.

Our industry is cyclical and highly sensitive to macroeconomic conditions including inflation, deflation, interest rates, recession, availability of capital, and the effects of governmental initiatives to manage economic conditions. Overall declines or reductions in construction and renovation due to economic downturns, unemployment and office vacancies, changing return-to-office trends, difficulties in the financial services sector and credit markets, and imposition of tariffs, embargoes or other trade barriers can impact the demand for our products. Financial difficulties experienced by our suppliers, Construction Partners or clients could also result in, among other things, inadequate project financing, project delays, inability to pay accounts receivable or disruptions in our supply chain. The current conflicts in Ukraine and the Middle East, and other conflicts involving Canada and the United States, resulting sanctions and related countermeasures other countries, could lead to market disruptions, including significant volatility in the credit and capital markets and the economy in general, which could weaken our operations and financial performance. Any development or escalation of these conflicts, or any new conflicts, including those resulting from the policies of the U.S. Presidential Administration, could significantly affect worldwide political stability and cause turmoil in the capital markets and generally in the global financial system. Additionally, geopolitical and macroeconomic consequences of these events cannot be predicted but could severely impact the world economy. Political uncertainty surrounding trade or other international disputes could also have a negative impact on customer confidence, inflation, interest rates and the economy in general. Any general economic, political, or social conditions that may contribute to financial difficulties experienced by us, our suppliers, Construction Partners, or clients may adversely affect our liquidity, financial condition and results of operations.

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

Most of DIRTT’s debt is on fixed interest rates. The Fifth Extended RBC Facility (as defined below) is subject to market interest rates. We are not currently using interest rate derivatives to manage interest rate risks. If interest rates rise, this could have a material and adverse effect on our cash flows, revenues and results of operations and may adversely affect our ability to access financing. We are currently undrawn on our Fifth Extended RBC Facility.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions around the world have increased. In the ordinary course of our business, we generate, collect and store confidential and proprietary information, including intellectual property, business information, and other proprietary information. The secure storage, maintenance, and transmission of, and access to, this information is important to our operations and reputation. We use automated software and hardware solutions to protect our on-premise and cloud infrastructure; conduct routine third-party evaluations and vulnerability testing to identify and mitigate risks; and deploy employee training programs throughout the company. Although we have experienced cyber-based attacks, to our knowledge, we have not experienced any material disruptions or breaches of our information technology systems or platforms. However, despite every measure we take to address cybersecurity matters, there is no guarantee that our security systems, or processes or procedures designed to protect our information technology systems are adequate to safeguard against all cybersecurity risks or human error. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target. In some cases, these breaches are designed to be undetected and, in fact, may not be detected. Any security breach involving the misuse, loss or other unauthorized disclosure of confidential information of a client, Construction Partner, employee, supplier or Company information could result in financial losses, exposure to litigation and liability (including regulatory liability), damage to our reputation, and disruption to our operations, all of which could have a material adverse effect on our business, financial condition or results of operations.

While we maintain commercially prudent cybersecurity insurance consistent with industry practice, such insurance may not be sufficient to cover all losses relating to data loss or an information security breach. The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining services of cybersecurity experts, maintaining insurance, compliance costs arising out of existing and future cybersecurity, data protection, privacy laws, regulations, and related reporting obligations, and costs related to maintaining data backups and other damage-mitigation services.

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

Our core intellectual property in the ICE Software Code is jointly owned with a third party, who may fail to comply with its contractual obligations to protect and enforce our intellectual property rights.

AWI owns a 50% interest in the rights, title and interests in certain intellectual property rights in the Applicable ICE Software Code, including a 50% interest in the patent rights that relate to the Applicable ICE Software Code. As part of AWI’s purchase of the Applicable ICE Software Code, AWI must comply with contractual obligations designed to protect the Applicable ICE Software Code from infringement, misappropriation, misuse or exposure to unauthorized third parties. However, despite our efforts to monitor AWI’s actions, we may not become aware of AWI’s failure to comply with its obligations or we may not have adequate time to address such failure before there are adverse impacts to our business. Additionally, even if we attempt to require AWI to comply with its obligations to enforce our intellectual property rights, AWI may refuse or may not take adequate steps to do so. AWI’s failure to protect or maintain the proprietary nature of the Applicable ICE Software Code could adversely affect our ability to sell original products or adversely affect our business, financial condition or results of operations.

AWI may fail to meet certain security and non-disclosure obligations designed to prevent our competitors or other unauthorized third parties from accessing the Applicable ICE Software Code. Despite our efforts to enforce our rights and monitor any inadequacies, we may not have access to AWI’s internal security or business practices. Additionally, we may not be successful in preventing AWI from exposing the source code of the Applicable ICE Software Code to third parties or in protecting our intellectual property rights in the Applicable ICE Software Code. Any unauthorized access to the Applicable ICE Software Code in AWI’s possession could substantially and adversely affect our business or competitive advantage and management may have to expend significant time and resources to address unauthorized access and disclosure, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

We had negative cash flow from operating activities for prior years, including the year ended December 31, 2025. We had $7.3 million and $14.8 million in cash provided from operating activities for the years ended December 31, 2024 and 2023, respectively but incurred a negative cash flow from operating activities for the year ended December 31, 2025 of $0.2 million. Continued negative operating cash flow may compromise our ability to make interest and principal payments on the issued and outstanding 6.25% convertible unsecured subordinated debentures due December 31, 2026 (the “December Debentures”, and the BDC (defined herein) debt) on a timely basis, or at all, and to execute our transformation plan. Until we are able to generate positive cash flow from operating activities over a sustained period, our ability to finance our operations will be dependent on our cash reserves and available credit facilities and, if required, our ability to obtain additional external financing. Although we anticipate we will have positive cash flow from operating activities over at least the next twelve months, we cannot guarantee that such future cash flow will be sufficient, or other changes to our circumstances will not necessitate additional financial resources to fund our operating activities.

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

We have incurred significant losses since commencing business. We incurred net losses after tax of $14.4 million and $14.6 million for the years ended December 31, 2025 and 2023, respectively, and had net income of $14.8 million in the year ended December 31, 2024. The earlier losses and accumulated deficits were due in part to the substantial investments made to grow our business and acquire clients, to further develop our service offerings through product and software development, to ensure that we have sufficient production capacity and capability to deliver on our commitment of rapid delivery times and to preserve our production, innovation and commercial capabilities through the economic disruption caused by the global COVID-19 pandemic in anticipation of an increase in construction activity as the pandemic impacts abated. 2025 was impacted by the tariffs on the economy. Past results may not be indicative of our future performance, and there can be no assurance that we will continue to generate net income in the future.

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

Significant negative industry or economic trends, disruptions to our business, planned or unexpected significant changes in the use of the assets, and sustained market capitalization declines may result in the impairment of non-current assets. In 2022, we had an indicator of impairment for our non-current assets. In 2023, we announced our intention to close our facility at Rock Hill, South Carolina (the “Rock Hill Facility”), which resulted in an impairment charge on the reclassification of assets held for use to assets held for sale. As at December 31, 2025, we impaired leasehold improvements related to the Rock Hill Facility upon termination of the lease and impairment on a portion of our Phoenix Facility (as defined herein) right-of-use assets. Apart from this impairment, we did not have any impairment indicators for our remaining non-current assets. Any further charges relating to impairments could have a material adverse impact on our consolidated statement of operations in the period in which the impairment is recognized.

Risks Related to Our Common Shares and Corporate Structure

Our share price has been and may continue to be volatile, which could cause the value of your investment to decline.

Our common shares are listed on the TSX under the symbol “DRT” and are quoted on the OTCQX® under the symbol “DRTTF.” The price of our common shares has in the past fluctuated significantly, and may fluctuate significantly in the future, depending upon a number of factors, many of which are beyond our control and may adversely affect the market price of our common shares. These factors include: (i) variations in quarterly results of operations; (ii) deviations in our earnings from publicly disclosed forward-looking guidance; (iii) changes in earnings estimates by analysts; (iv) our announcements or our competitors’ announcements of significant contracts, acquisitions, strategic partnerships or joint ventures; (v) general conditions in the offsite construction and manufacturing industries; (vi) sales of our common shares by our significant shareholders; (vii) fluctuations in stock market price and volume; and (viii) other general economic conditions. Additionally, the Shares NCIB and the Share Repurchase from NGEN (each as defined herein) and any other common share repurchase we may complete in the future, may further decrease the number of outstanding common shares, which could decrease liquidity in the market of the common shares and increase the volatility of its trading price.

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

Our common shares are quoted on the OTCQX®, and there may be a limited trading market in the Company’s common shares in the United States. As a result of the limited trading market, investors may experience limited liquidity, and may experience limited ability to sell shares in the open market.

Our common shares are quoted on the OTCQX® under the symbol “DRTTF.” There may be a limited trading market in the Company’s common shares in the United States. As a result of the limited trading market of our common shares, investors in our common shares may experience limited demand for their common shares, which may limit their ability to sell their shares in the open market.

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

Our three largest shareholders, 22NW, WWT, and the 726 Entities, are able to exercise voting influence over matters which may require shareholder approval due to their ownership of our common shares, and their interests may conflict with or differ from the interests of our other shareholders. In addition, the Amended and Restated SRP limits the concentration of ownership of our common shares by shareholders other than 22NW, which may make it more difficult for a shareholder to acquire the Company.

As of February 13, 2026, 22NW Fund, L.P. (“22NW”) and Aron English (collectively, the “22NW Group”), WWT Opportunity #1 LLC (“WWT”) and Shaun Noll (collectively, the “WWT Group”) and 726 BF LLC and 726 BC LLC (collectively, the “726 Entities”) owned 30%, 13% and 15% of our outstanding common shares, respectively, together beneficially owning approximately 58% of our outstanding common shares. So long as such shareholders and their respective affiliates continue to directly or indirectly own a significant amount of our common shares, they will, in certain circumstances, have voting influence over matters requiring shareholder approval, including amendments to our amended and restated articles of amalgamation, and approval of significant corporate transactions (barring any requirement for such shareholder to recuse itself from any such vote pursuant to applicable securities law, corporate law or the rules and regulations of any applicable stock exchanges). This could have the effect of delaying or preventing a change of control of the Company, and would make the approval of certain transactions difficult or impossible without the support of these shareholders.

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

We are a corporation amalgamated and existing under the laws of Alberta with our principal place of business in Calgary, Alberta, Canada. Some of our officers are residents of Canada and a substantial portion of our assets and those of such persons are located outside the United States. Consequently, it may be difficult for U.S. investors to effect service of process within the United States upon us or our officers who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon civil liabilities under the Securities Act of 1933. Investors should not assume that Canadian courts: (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or blue sky laws of any state within the United States or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue sky laws.

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

The repurchase and cancellation of our Debentures could adversely affect the price or liquidity of the Debentures.

On August 26, 2024, the Company announced a normal course issuer bid for its outstanding 6.00% convertible unsecured subordinated debentures due January 31, 2026 (“the January Debentures”) and the December Debentures (the “Debentures NCIB”) which expired on August 27, 2025. On August 26, 2025, the Company announced the renewal of the Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB (the “Renewed Debentures NCIB”). Under the Debentures NCIB and the Renewed Debentures NCIB. C$0.4 million and C$0.07 million principal amounts of the December Debentures and January Debentures, respectively, were acquired and cancelled. The January Debentures were repaid on maturity on January 31, 2026.

The Debentures NCIB and the Renewed Debentures NCIB have decreased, and may further decrease, the number of outstanding December Debentures, which could decrease liquidity in the market of the Debentures and increase the volatility of the prices at which they trade. Repurchases of the December Debentures may also cause the prices of the December Debentures to differ from what they would be in the absence of such repurchase. There can be no assurance any such repurchases will ultimately enhance shareholder value.

As at February 17, 2025, an aggregate principal amount of C$14.8 million ($10.8 million) of the December Debentures remain outstanding.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The security of our information technology systems and Company data is important to our operations and reputation. Accordingly, we are committed to identifying and managing cybersecurity risks. Our cybersecurity team performs periodic risk assessments and, on at least a quarterly basis, provides our Enterprise Risk Management Committee (“ERM”) information related to the Company’s cybersecurity, including statistics on attempted cyber-attacks, status of employee information security training awareness, and information on any security investigations. The cybersecurity team advises the ERM of significant global cyber events that occurred during the quarter and whether they impacted DIRTT. The cybersecurity team regularly discusses with the ERM the Company’s cybersecurity posture and whether the Company should implement additional protections and controls to assist the Company in protecting, responding to, or mitigating potential future cyber-attacks.

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

DIRTT’s Vice President of Technology (“VP of Technology”), who reports to the executive leadership team, is responsible for DIRTT’s cybersecurity and has over 15 years of technology experience. The VP of Technology is supported by dedicated cybersecurity staff and Governance, Risk and Compliance (“GRC”) staff. DIRTT’s cybersecurity team leader has over 20 years of experience in cybersecurity, multiple industry standard cybersecurity certifications, and extensive offensive and defensive cybersecurity tactical skills. DIRTT’s GRC lead has over 20 years of GRC experience and industry standard certifications. Cybersecurity incidents, response and remediation activities and statuses are reported directly to the VP of Technology.

The ERM of the Board of Directors oversees risks resulting from cybersecurity threats. DIRTT’s management, represented by the Chief Technology Officer and the VP of Technology, is responsible for identifying, assessing, and managing risks arising from cybersecurity threats. Quarterly, DIRTT’s VP of Technology reports to the ERM on the health of DIRTT’s cybersecurity, incidents, and emerging threats and vulnerabilities that may impact the Company.

As of the date of this Annual Report, the Company has not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company’s results of operations and/or financial condition. However, we cannot assure you that a future security breach or other significant disruption involving our systems will not have a material adverse effect on business. See “Item 1A. Risk Factors” for additional information about cybersecurity risk.

Item 2. Properties.

Our principal executive offices are located in Calgary, Alberta, where we lease approximately 73,000 square feet of office and manufacturing space. Our lease expires in September 2030. Our principal manufacturing facilities are currently located in Calgary, Alberta; and Savannah, Georgia.

Our wall surfaces (which we call panels), casework and timber solutions are manufactured in Calgary, while aluminum, glass and power components are manufactured in Calgary and Savannah. In Calgary, we lease an aggregate of approximately 400,000 square feet of manufacturing space across four facilities (excluding our principal offices), which leases expire in January 2029, January 2030, September 2027, and January 2034. In Savannah, we lease approximately 81,000 square feet of manufacturing space, which lease expires in February 2029.

On February 22, 2022, we announced our intention to close the Phoenix manufacturing facility and DXC. In Phoenix, we lease approximately 130,000 square feet of manufacturing space across two facilities, which leases expire in March 2027 (the “Phoenix Facility”). As at December 31, 2025, we subleased 71,855 square feet and are pursuing options to sublease the remaining premises.

In October 2019, we entered into a fifteen-year lease for a panel factory of approximately 130,000 square feet in Rock Hill, South Carolina. We decided to permanently close this facility in September 2025. On December 30, 2025, we entered an early termination agreement and ended the lease arrangement at the Rock Hill Facility.

In March 2020, we entered into an eight-year lease, which DIRTT may extend an additional five years at its option, of approximately 18,000 square feet of space for a DXC in Plano, Texas. During March 2023, we entered into an agreement to sublease our DXC in Plano to one of our Construction Partners in that region, from April 1, 2023, through October 31, 2028. In May 2025, we entered into a five-year lease of approximately 10,000 square feet in Houston, Texas, which we plan to use as a DXC.

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

Item 3. Legal Proceedings.

There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 except as described below regarding DIRTT’s litigation against Falkbuilt Ltd. (“Falkbuilt”), Messrs. Smed and Loberg, and their associates.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information; Holders of Record

Our common shares are traded on the TSX under the symbol “DRT” and are quoted on the OTC under the symbol “DRTTF”. Quotations of our common shares on the OTCQX reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of February 17, 2026, there were 191,836,460 common shares outstanding and 149 shareholders of record.

ISSUER PURCHASES OF SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)(2)(3)	Maximum number of shares that may yet be purchased under the program(1)(2)(3)
January 1, 2025 - January 31, 2025	109,556	$0.77	109,556	7,347,199
February 1, 2025 - February 28, 2025(3)	4,074,200	$0.80	153,356	3,272,999
March 1, 2025 - March 31, 2025	255,351	$0.69	255,351	3,017,648
April 1, 2025 - April 30, 2025	266,546	$0.73	266,546	2,751,102
May 1, 2025 - May 31, 2025	197,129	$0.66	197,129	2,553,973
June 1, 2025 - June 30, 2025	266,473	$0.61	266,473	2,287,500
July 1, 2025 - July 31, 2025	255,173	$0.65	255,173	2,032,327
August 1, 2025 - August 31, 2025	1,500	$0.59	1,500	2,030,827
September 1, 2025 - September 30, 2025	84,956	$0.52	84,956	1,945,871
October 1, 2025 - October 31, 2025	13,000	$0.54	13,000	1,932,871
November 1, 2025 - November 30, 2025	88,456	$0.70	88,456	1,844,415
December 1, 2025 - December 31, 2025(4)	168,656	$0.68	168,656	9,593,878
Total	5,780,996		1,860,152	9,593,878

(1) The normal course issuer bid for common shares (the “Shares NCIB”) was announced on December 18, 2024,commenced on December 20, 2024, and expired on December 19, 2025. The renewal of the Shares NCIB (the “Renewed Shares NCIB”) was announced on December 18, 2025 and commenced on December 22, 2025;

(2) The maximum number of common shares approved to be purchased under the Shares NCIB was 7,515,233 common shares and the maximum number of common shares approved to be purchased under the Renewed Shares NCIB is 9,593,878;

(3) Includes 3,920,844 common shares that were repurchased from NGEN under the Share Repurchase at a purchase price of $0.80 per share. The Share Repurchase was completed on February 14, 2025. The Share Repurchase was a privately negotiated transaction and was not made pursuant to the Shares NCIB or any other publicly announced share repurchase programs, although it was counted against the Shares NCIB limit.

(4)In the month of December, 168,656 shares were purchased under the Shares NCIB and nil were purchased under the Renewed Shares NCIB, therefore no purchases were counted against the Renewed Shares NCIB limit of 9,593,878.

Dividends

We have not declared or paid any cash dividends on our common shares to date. The declaration and payment of dividends is at the discretion of the Board of Directors, taking into account (i) our earnings, capital requirements and financial condition, (ii) restrictions on our ability to pay dividends under the Fifth Extended RBC Facility, and (iii) such other factors as the Board of Directors considers relevant. The Fifth Extended RBC Facility generally limits our ability to pay any dividends or make any other distribution on our outstanding common shares. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility” for more information. If and when our Board of Directors declares cash dividends on our common shares, such dividends may be declared and paid in either U.S. dollars or Canadian dollars.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2025 and 2024 together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report. The discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements” appearing elsewhere in the Annual Report.

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

DIRTT’s proprietary design integration software, ICE® (“ICE Software”), translates the vision of architects and designers into a 3D model that also acts as manufacturing information. ICE Software is also licensed to our Construction Partners and certain third parties, including Armstrong World Industries, Inc. (“AWI”) which owns a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of ICE Software that is used by AWI.

Key Fourth Quarter 2025 Highlights and Other Recent Developments

•
Revenue for the fourth quarter of 2025 was $50.9 million, an increase of $2.0 million or 4% from $48.9 million for the same period in 2024 and in line with the expected guidance range of $48.0 million to $52.0 million provided in the third quarter of 2025. Volumes have returned to normal following higher than normal push out rates earlier in the year, and revenue has also benefited from the 5% price increase and 3.5% tariff surcharge announced in the first quarter of 2025.
•
Gross profit and gross profit margin for the fourth quarter of 2025 was $18.6 million or 36.6% of revenue, an increase from $17.5 million or 35.9% of revenue for the same period of 2024. Adjusted Gross Profit and Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the fourth quarter of 2025 was $19.7 million or 38.7% of revenue. This represents an increase in Adjusted Gross Profit from $19.0 million, but a decrease compared to Adjusted Gross Profit Margin of 38.8% of revenue in the fourth quarter of 2024. The slight decreases in Adjusted Gross Profit Margin despite higher revenue is the result of tariff costs.
•
Net loss after tax for the fourth quarter of 2025 was $3.7 million compared to $4.0 million net income after tax for the same period of 2024. The decrease in net income is primarily the result of one-time impairment charges of $2.9 million largely relating to the termination of the Rock Hill, South Carolina manufacturing facility (the “Rock Hill Facility”) lease, an increase in foreign exchange loss of $2.4 million, and an increase in reorganization expense of $1.8 million, and a $1.5 million increase in other operating expenses, partially offset by a $1.1 million increase in gross profit.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the fourth quarter of 2025 was $6.2 million, or 12.1% of revenue, an improvement of $0.7 million from $5.5 million or 11.2% of revenue for the fourth quarter of 2024. Higher Adjusted EBITDA was mainly driven by the increased Adjusted Gross Profit discussed above. Adjusted EBITDA for the fourth quarter of 2025 was in line with the expected guidance range of $5.0 to $7.0 million provided in the third quarter of 2025.
•
Cash on hand decreased by $5.8 million in the fourth quarter of 2025 to $20.3 million, compared to a $5.7 million increase in cash in the fourth quarter of 2024. The decrease in cash in the fourth quarter of 2025 was driven by $4.3 million of net cash flows used by operating activities, $1.2 million used in investing activities, and $0.3 million used in financing activities. We experienced a negative cash flow from operating activities due to an $6.5 million decrease in working capital which arose from record sales occurring in December 2025 as well as a $1.0 million lease termination payment associated with the exit of the Rock Hill Facility lease.
•
On November 4, 2025, the Company entered into the Fifth Extended RBC Facility (as defined herein), which matures on November 30, 2026.

•
On November 26, 2025, the Company announced two strategic short-term appointments of board members Scott Robinson and Adrian Zarate as Executive Chairman of the Board and Chief Transformation Officer, respectively, to accelerate the Company’s transformation plan.
•
On December 11, 2025, we entered into an agreement with Business Development Bank of Canada (“BDC”) pursuant to which BDC committed to lending the Company up to C$15.0 million subject to the satisfaction of certain conditions. The conditions were amended on January 30, 2026 and February 6, 2026 (see “– Liquidity and Capital Resources”).
•
On December 18, 2025, the Company announced the renewal of the Shares NCIB (as defined herein) which commenced on December 22, 2025 and will terminate on December 21, 2026 (the “Renewed Shares NCIB”). The Renewed Shares NCIB permits DIRTT to acquire up to 9,593,878 of its common shares. All purchases will be made on the open market through the facilities of the Toronto Stock Exchange (“TSX”) at the market price of common shares at the time of acquisition. Any common shares acquired through the Renewed Shares NCIB will be immediately cancelled.
•
On January 5, 2026, the Company announced that it entered into an agreement for an early termination of the lease at its former Rock Hill Facility, effective December 30, 2025. The Company recognized a one-time, non-cash impairment expense related to leasehold improvements of $2.3 million.
•
On January 12, 2026, the Company announced that Richard Hunter, President and Chief Operating Officer, departed from the Company and Aaron Merkin joined the Company as the Chief Technology Officer, both effective January 12, 2026.
•
On January 31, 2026, the Company repaid the principal amount of the Company’s issued and outstanding 6.00% convertible unsecured subordinated debentures (the “January Debentures”) of C$16.6 million ($12.1 million).
•
On February 2, 2026, the Company’s 8-week trial against Falkbuilt Ltd. (“Falkbuilt”), Messrs. Smed and Loberg and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, employment duties and confidentiality (the “Falkbuilt Litigation”) commenced. DIRTT is pursuing damages and losses it suffered in Canada, the United States, and abroad in the Court of King’s Bench of Alberta.
•
On February 11, 2026, in connection with the financing from BDC, the Company entered into a priority agreement with RBC and BDC, and amended the Fifth Extended RBC Facility (as defined herein).
•
On February 13, 2026, the Company received financing of C$5.5 million ($4.0 million) from BDC to refinance the outstanding January Debentures, which were repaid on January 31, 2026.
•
On February 17, 2026, the Company announced that it had entered into a support and standstill agreement, effective February 13, 2026, (the “2026 Support Agreement”) with 22NW Fund, L.P. (“22NW”), DIRTT’s largest shareholder, and 726 BF LLC and 726 BC LLC (collectively, the “726 Entities”), which amends the support and standstill agreement previously entered into by the Company, 22NW and WWT Opportunity #1 LLC in respect of certain matters.
•
On February 17, 2026, the Company also announced that Jeremy Gold, a Managing Director at the Briger Family Office, was appointed to the Board of Directors effective February 13, 2026, under the terms of the 2026 Support Agreement.

Key Annual 2025 Highlights

•
Revenues for the year ended December 31, 2025, were $168.9 million, a decrease of $5.5 million or 3% from $174.3 million for the year ended December 31, 2024. The decrease in revenue, as compared to 2024, was primarily the result of higher than normal order delays in the second and third quarters of the year related to macroeconomic uncertainty and specific job site readiness.
•
Gross profit and gross profit margin for the year ended December 31, 2025, was $55.4 million or 32.8% of revenue, a decrease from $64.4 million or 36.9% of revenue for the year ended December 31, 2024. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the year ended December 31, 2025, was $59.5 million, a decrease from $68.3 million for the year ended December 31, 2024. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) for the year ended December 31, 2025, was 35.2%, a decrease from 39.2% for the year ended December 31, 2024. The decreased Adjusted Gross Profit and Adjusted Gross Profit Margin are the result of a decline in revenues as well as $6.8 million in tariff-related costs incurred beginning in March 2025.
•
During the year ended December 31, 2025, various tariffs were levied by the U.S. and Canadian governments. We incurred $6.8 million (4.0% of total revenue) in tariffs and costs related to tariff mitigation actions. DIRTT is most impacted by the 25% tariff levied on Canadian aluminum exports to the United States which increased to 50% in June 2025. In the third and fourth quarters of 2025, costs relating to existing tariffs were substantially mitigated through price increases and other actions taken earlier in the year.

•
Net loss after tax for the year ended December 31, 2025, was $14.4 million compared to $14.8 million net income after tax for the year ended December 31, 2024. The decrease in net income after tax was primarily the result of a $8.9 million decrease in gross profit, a $3.8 million increase in reorganization expenses, one-time impairment charges and gain on disposal of lease of $1.6 million, a $10.4 million decrease in gain on extinguishment of convertible debt, a $4.7 million increase in foreign exchange loss, a $1.2 million increase in other operating expenses, and a $0.6 million decrease in interest income, partially offset by a $2.1 million decrease in interest expense.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the year ended December 31, 2025 was $7.4 million or 4.4% of revenue, a decrease of $8.0 million from $15.4 million or 8.8% of revenue for the year ended December 31, 2024, for the above noted reasons.
•
On February 5, 2025, the US District Court for the Northern District of Utah dismissed DIRTT’s lawsuit against Falkbuilt Ltd. in Utah on procedural grounds. In DIRTT’s similar lawsuit against Falkbuilt in Canada, an eight-week trial, which commenced on February 2, 2026. DIRTT is pursuing damages and losses it suffered in Canada, the United States, and abroad in the Court of King's Bench of Alberta.
•
On February 13, 2025, the Company entered into a share repurchase with NGEN III, LP (“NGEN”) pursuant to which the Company purchased for cancellation 3,920,844 common shares of DIRTT at a purchase price of $0.80 per common share from NGEN (the “Share Repurchase”). The purchase price was a 1% discount to the closing price of the common shares on the TSX on January 27, 2025 (converted into U.S. Dollars using the February 13, 2025 closing exchange rate published by the Bank of Canada). The Share Repurchase closed on February 14, 2025.
•
On June 12, 2025, we began trading on the OTCQX under the symbol “DRTTF.” The Company previously traded on, and upgraded to OTCQX from, the OTC Pink® Market.
•
On August 26, 2025, the Company announced the renewal of the normal course issuer bid for the Company’s outstanding January Debentures and December Debentures (as defined herein) (the “Renewed Debentures NCIB”), which commenced on August 28, 2025 and permits DIRTT to acquire up to C$1,656,900 principal amount of the January Debentures and C$1,493,500 principal amount of the December Debentures. As at December 31, 2025, C$0.01 million and C$nil principal amounts of the December Debentures and January Debentures were acquired through the Renewed Debentures NCIB, respectively. For the year ended December 31, 2025, C$0.4 million principal amount of the December Debentures, and C$0.1 million principal amount of the January Debentures, had been acquired through the Debentures NCIB and Renewed Debentures NCIB, collectively. On January 31, 2026, the Company repaid the January Debentures on maturity.

Pipeline

The table below presents our qualified leads and twelve-month forward pipeline as at January 1, 2026 and January 1, 2025. We define qualified leads as the quantity of projects being pursued as of the date presented, and define our pipeline as the estimated potential revenue from qualified leads where a client has engaged DIRTT and is assessing DIRTT as a potential provider of prefabricated interior solutions. We believe these metrics are helpful to estimate near-term performance, particularly given the macroeconomic factors that affect our operating environment, including labor availability, interest rate changes, and potential recessionary impacts on construction projects. There can be no assurance that our estimated qualified leads is accurate or that such qualified leads will deliver the revenue we expect.

As of January 1, 2026, our twelve-month forward pipeline increased by 20% from January 1, 2025, illustrated in the table below.

	As at
	January 1, 2026	January 1, 2025	% Change
Twelve-Month Forward Pipeline ($ 000s)
Commercial	183,323	147,609	24
Healthcare	65,962	51,214	29
Government	52,796	55,203	(4)
Education	30,763	24,292	27
	332,844	278,318	20
Leads (#)	1,457	1,012	44

Price Increases and Impact of Tariffs

On February 11, 2025, we announced a price increase of 5% on all orders placed after March 18, 2025, and price adjustments on certain products in response to market feedback and to mitigate the impact of rising raw material costs.

Commencing in February 2025, the U.S. government proposed and enacted various tariffs. Refer to “Risk Factors” for further discussion on these tariffs. As of the date of this report, the following tariffs are currently in effect that materially affect DIRTT:

•
On March 12, 2025, a 25% tariff was levied on steel and aluminum imports from Canada into the U.S. As disclosed in this report, DIRTT manufactures aluminum components, which are machined and processed in Calgary, Alberta as well as Savannah, Georgia. Aluminum costs represent approximately 9% of our total product revenue. This tariff impacts aluminum exports from our Calgary plants to our U.S. customers.
•
On March 13, 2025, Canada responded to the U.S. tariffs by announcing reciprocal tariffs. Approximately 89% of DIRTT’s raw materials are sourced in North America and certain products are imported from the U.S. to Canada. We incurred costs on these reciprocal tariffs but note that the scope of these tariffs has fluctuated over time, and to the extent these tariffs are meaningfully maintained, we will look into seeking exemptions or alternative suppliers to mitigate their impact.
•
On April 9, 2025, tariffs of 145% were levied on imports from China into the U.S. On June 11, 2025, China and the U.S. agreed to reduce overall tariffs by 115% to a rate of 30%. On November 4, 2025, the tariff rate was reduced by a further 10% to 20%. The Company imports certain raw materials from China (approximately 7% of total raw material spend, representing 2% of total product revenue). In response, we increased the price of certain hardware by 10%, effective June 5, 2025.
•
On June 3, 2025, the U.S. government announced a tariff increase, raising duties on all steel and aluminum imports from 25% to 50%. In response, we added a surcharge of 3.5% on all orders placed after June 20, 2025.

If further tariff changes are announced, we will consider the impact of such changes to our business. The most significant tariff impacting DIRTT at present is the 50% aluminum and steel tariff. We expect to continue mitigating the impact of prevailing tariffs through pricing actions, surcharges and various other internal tariff mitigation strategies. In February 2026, we announced an additional 1% price surcharge to mitigate rising aluminum prices.

Outlook

December 2025 was our highest revenue-grossing month in two years, culminating in $50.9 million of revenue and $6.2 million of Adjusted EBITDA for the fourth quarter of 2025, consistent with our guidance of $48.0 million to $52.0 million of revenue and $5.0 million to $7.0 million of Adjusted EBITDA.

The broader macroeconomic backdrop remains supportive, as the Dodge Momentum Index increased through year-end and, despite a slight decline in January 2026, remained well above its January 2025 level.

Concurrent with these industry and macroeconomic developments, we have continued to transform and optimize our business. In early 2025, the Company established a transformation office to accelerate the execution of strategic initiatives focused on streamlining processes, supporting the Construction Services team, and improving productivity across the organization (the “Transformation Office”). To support these efforts, the Company announced two short-term strategic leadership appointments. Scott Robinson was appointed Executive Chairman of the Board and Adrian Zarate was appointed Chief Transformation Officer, each effective November 26, 2025. These leaders are working closely with the executive team to implement operational and financial elements of the Company’s transformation plan. Refer to Note 5 of the consolidated financial statements for costs related to these initiatives. The program is expected to be completed in 2026.

The Company’s balance sheet remains strong, with $32.1 million of liquidity, consisting of unrestricted cash and available borrowing capacity, and modest indebtedness of $23.4 million.

In addition, the Company is currently involved the Falkbuilt Litigation. The trial commenced on February 2, 2026 and remains ongoing. DIRTT is pursuing damages and losses it suffered in Canada, the United States, and abroad in the Court of King’s Bench of Alberta.

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

As a result, we also provide financial information in this Annual Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), tax consequences, reorganization expense, unusual or infrequent charges or gains (such as gain on sale of software and patents, gain on extinguishment of convertible debt, gain on disposal of lease, and impairment charges), stock-based compensation, related party expense, and government subsidies. We remove the impact of foreign exchange gain (loss) from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA. We have not reconciled forward-looking non-GAAP measures, including Adjusted EBITDA guidance, to its corresponding GAAP measures due to the high variability and difficulty in making accurate forecasts and projections, particularly with respect to non-operating income and expenditures, which are difficult to predict and subject to change.

Government subsidies, depreciation and amortization, stock-based compensation expense, reorganization expense, foreign exchange gains and losses, gain on extinguishment of convertible debt, impairment charges, gain on sale of software and patents, net interest income on cash deposits, interest expense on outstanding debt and debt facilities, tax expense, related party expense, gain on disposal of lease, and legal provisions are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

The following non-GAAP financial measures are presented in this Annual Report, and a description of the calculation for each measure is included.

Adjusted Gross Profit	Gross profit before deductions for depreciation and amortization

Adjusted Gross Profit Margin	Adjusted Gross Profit divided by revenue

EBITDA	Net income before interest, taxes, depreciation and amortization

Adjusted EBITDA

EBITDA adjusted to remove foreign exchange gains or losses; impairment charges; reorganization expenses; stock-based compensation expense; government subsidies; unusual or infrequent charges and gains such as gain on sale of software and patents and gain on extinguishment of convertible debt; related party expense; and any other non-core gains or losses

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

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	For the Year Ended, December 31
	2025	2024	% Change
	($ in thousands)
Revenue	168,855	174,313	(3)
Gross Profit	55,447	64,375	(14)
Gross Profit Margin	32.8%	36.9%
Operating expenses
Sales and marketing	20,619	22,938	(10)
General and administrative	23,612	19,903	19
Operations support	7,881	7,438	6
Technology and development	4,586	5,262	(13)
Reorganization	4,928	1,113	343
Stock-based compensation	3,037	2,965	2
Impairment charge	2,948	530	456
Gain on disposal of lease	(858)	-	NA
Total operating expenses	66,753	60,149	11
Operating (loss) income	(11,306)	4,226	(368)
Operating margin	(6.7)%	2.4%
Interest expense	(1,876)	(3,995)	(53)
Foreign exchange (loss) gain	(1,724)	2,974	(158)
Interest income	941	1,587	(41)
Gain on extinguishment of convertible debentures	24	10,426	(100)
	(2,635)	10,992	(124)
Net (loss) income before tax	(13,941)	15,218	(192)
Current and deferred income tax expense	507	448	13
Net (loss) income after tax	(14,448)	14,770	(198)

Revenue

Revenue reflects sales to our Construction Partners for resale to their clients and, in limited circumstances, our direct sales to clients through Construction Services. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our product and service offerings.

	For the Year Ended December 31,
	2025	2024	% Change
	($ in thousands)
Product	146,352	152,856	(4)
Transportation	16,987	16,066	6
License fees from Construction Partners	719	738	(3)
Total product revenue	164,058	169,660	(3)
Installation and other services	4,797	4,653	3
	168,855	174,313	(3)

Revenue for the year ended December 31, 2025, was $168.9 million, a decrease of $5.5 million or 3% from the year ended December 31, 2024, primarily due to delays in project start dates. The delays in projects were largely related to market uncertainties as well as specific job site readiness. When project delays occur, the project is typically deferred 1-12 months from the original planned start date. For the year ended December 31, 2025, we recorded $1.9 million in revenue related to the 3.5% surcharge on orders placed on or after June 20, 2025. The 5% price increase on orders placed on or after March 18, 2025 has been reflected in revenue. See “Price Increases and Impact on Tariffs.”

Installation and other services revenue was $4.8 million for the year ended December 31, 2025, compared to $4.7 million in the year ended December 31, 2024. This revenue primarily reflects services performed by our technology teams for third parties. Except in limited circumstances, historically our Construction Partners, rather than the Company, perform installation services. As we work on developing our Construction Services offerings, we expect to see a modest increase in installation and other services revenue.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At December 31, 2025, we had 66 (2024 - 71) Construction Partners servicing multiple locations. We also continue to work on developing our Construction Services offerings and partnering with our Construction Partner network to drive revenue for DIRTT.

We periodically analyze our revenue growth by vertical markets in the defined markets of commercial, healthcare, government and education.

	For the Year Ended December 31,
	2025	2024	% Change
	($ in thousands)
Commercial	97,975	121,518	(19)
Healthcare	40,302	21,230	90
Government	11,293	17,114	(34)
Education	13,769	9,060	52
License fees from Construction Partners	719	738	(3)
Total product revenue	164,058	169,660	(3)
Service revenue	4,797	4,653	3
	168,855	174,313	(3)

	For the Year Ended December 31,
	2025	2024
	(in %)
Commercial	60	72
Healthcare	25	13
Government	7	10
Education	8	5
Total Product Revenue(1)	100	100

(1) Excludes license fees from Construction Partners.

Commercial sales decreased by 19% for the year ended December 31, 2025, primarily due to higher than normal order delays due to job sites not being ready. Healthcare revenues increased by 90% in the year ended December 31, 2025, from the prior year, primarily due to a higher volume of projects at a higher value with four large projects being shipped in the fourth quarter of 2025. Sales in the healthcare sector tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. We continue to invest in growing healthcare through expanding product offerings and targeted business development efforts. Government sales decreased by 34% from the prior year due to lower value projects in 2025 compared to 2024. Education sales in 2025 increased by 52% from the prior year, primarily due to higher value projects in 2025 compared to 2024.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the United States. The following table presents our revenue dispersion by geography:

	For the Year Ended December 31,
	2025	2024	% Change
	($ in thousands)
Canada	19,433	23,921	(19)
U.S.	149,422	150,392	(1)
	168,855	174,313	(3)

In 2025, 12% of revenue was from Canada, as compared to 14% in 2024. Historically, approximately 11-15% and 85-89% of revenues are derived from sales to Canada and the United States, respectively.

Sales and marketing expenses

Sales and marketing expenses decreased by $2.3 million to $20.6 million for the year ended December 31, 2025, from $22.9 million for the year ended December 31, 2024. The decrease was primarily comprised of a $1.1 million decrease in commissions and pass through charges as a result of lower revenues, a $0.4 million decrease in travel, meals and entertainment expenses, a $0.2 million decrease in professional services costs, a $0.2 million decrease in salaries and benefits costs, a $0.3 million decrease in depreciation and amortization expenses, a $0.1 million decrease in marketing and tradeshow expenses, and a $0.1 million decrease in office costs.

General and administrative expenses

General and administrative expenses increased $3.7 million to $23.6 million for the year ended December 31, 2025, from $19.9 million for the year ended December 31, 2024. The increase was primarily driven by a $2.0 million legal provision (refer to Note 22 of our Consolidated Financial Statements for additional information), a $0.8 million increase in professional services costs, primarily as a result of litigation costs related to the Falkbuilt Litigation, a $0.5 million increase in board fees, a $0.4 million bad debt expense related to the write off of Phoenix sublease income (refer to Note 8 of our Consolidated Financial Statements for additional information), a $0.4 million increase in salaries and benefits costs, and a $0.2 million increase in communication costs. These increases were offset by a $0.5 million decrease in building and infrastructure costs, and a $0.2 million decrease in depreciation and amortization expenses.

Operations support expenses

Operations support is comprised primarily of our Construction Services team, project managers, order entry and other professionals that facilitate the integration of our Construction Partner and other customers’ project execution and our manufacturing operations. Operations support expenses of $7.9 million in 2025 increased $0.5 million from $7.4 million in 2024. The increase was largely driven by a $0.2 million increase in salaries and benefits costs, a $0.2 million increase in marketing and tradeshows expenses, and a $0.2 million increase in product research and development costs. The increase was offset by a $0.1 million decrease in travel, meals and entertainment expenses.

Technology and development expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams and are primarily comprised of salaries and benefits of technical staff.

Technology and development expenses decreased by $0.7 million to $4.6 million for the year ended December 31, 2025, compared to $5.3 million for the year ended December 31, 2024. The decrease was primarily related to a $0.8 million decrease in salaries and benefits costs, a $0.3 million loss on disposal of a previously capitalized software development project in 2024 not repeated in 2025, and a $0.1 million decrease in communication costs. The decrease was offset by a $0.5 million increase in professional services costs.

Stock-based compensation

Stock-based compensation expense is dependent on share price in a period for fair value adjustments made on cash-settled deferred share units (“DSUs”) awards and grants, exercises, expirations or forfeitures made on other awards.

Stock-based compensation expense for the year ended December 31, 2025, was $3.0 million, consistent with prior year.

Reorganization

For the year ended December 31, 2025, we incurred $4.9 million of reorganization costs compared to $1.1 million during the year ended December 31, 2024. Reorganization expenses for the year ended December 31, 2025 primarily relate to termination and consultant costs associated with our transformation plan (refer to Note 5 of our Consolidated Financial Statements for additional information), while the reorganization costs in the year ended December 31, 2024 relate to the movement of inventory and equipment from the Rock Hill Facility for use at our facility in Calgary, Alberta.

Impairment charge

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

Effective December 30, 2025, the Company entered into an agreement for an early termination of the lease at the Rock Hill Facility. As such, the remaining leasehold improvements were measured at the lower of the net book value versus the fair value less cost to sell resulting in an impairment charge of $2.3 million during 2025.

Additionally, the Company incurred an impairment charge of $0.7 million related to impairment of right-of-use assets at our Phoenix Facility in the fourth quarter of 2025.

Gain on disposal of lease

On December 30, 2025, the Company entered an early termination agreement for its Rock Hill Facility lease. As a result, the Company recognized a $0.9 million gain on the derecognition of the lease liability and ROU asset associated with this terminated lease.

Gain on extinguishment of convertible debt

During the year ended December 31, 2025, C$0.5 million ($0.3 million) principal amount of Debentures was repurchased for cancellation through the Debentures NCIB and Renewed Debentures NCIB, in aggregate, which triggered an extinguishment of debt. The gain on extinguishment of debentures of $0.02 million for the year ended December 31, 2025, was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs (refer to Note 7 of our Consolidated Financial Statements for additional information).

During the year ended December 31, 2024, C$43.4 million ($31.8 million) in principal amount of Debentures was repurchased for cancellation through the Issuer Bid, Debenture Repurchase, and Debentures NCIB which triggered an extinguishment of debt. The gain on extinguishment of $10.4 million for the year ended December 31, 2024, was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs (refer to Note 7 of our Consolidated Financial Statements for additional information).

Foreign exchange gain (loss)

In the year ended December 31, 2025, we had a foreign exchange loss of $1.7 million compared to a gain of $3.0 million in the year ended December 31, 2024, due to the strengthening of the Canadian dollar relative to the U.S. dollar throughout 2025 as compared to 2024.

Interest income

Interest income decreased to $0.9 million for the year ended December 31, 2025, compared to $1.6 million in the year ended December 31, 2024, primarily the result of declining interest rates yielded on lower cash balances in the year ended December 31, 2025.

Interest expense

Interest expense decreased by $2.1 million from $4.0 million for the year ended December 31, 2024, to $1.9 million for the year ended December 31, 2025. This decrease is largely due to repayment of debt throughout the years ended December 31, 2024 and 2025, reducing the interest payable on current and long-term debt.

Income tax

The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Income tax expense for the year ended December 31, 2025, was $0.5 million, compared to $0.4 million for the same period of 2024. For the year ended December 31, 2025, the Company recorded valuation allowances of $1.0 million (2024 - $3.8 million utilized) against deferred tax assets incurred during the year as the Company has experienced cumulative losses in recent years. Due to the Company’s history of negative earnings, it is not more likely than not that the Company’s deferred tax assets will be utilized in the near term.

As at December 31, 2025, we had C$117.0 million of loss carry-forwards in Canada and $48.2 million in the United States. These loss carry-forwards will begin to expire in 2032.

Net (loss) income after tax

Net loss after tax decreased to $14.4 million or $0.08 net loss after tax per share, basic and diluted, in the year ended December 31, 2025, from net income after tax of $14.8 million or $0.08 and $0.07 net income after tax per share, basic and diluted, in the year ended December 31, 2024. The decreased income is primarily the result of a $8.9 million decrease in gross profit, a $3.8 million increase in reorganization expenses, one-time impairment charge and gain on disposal of lease of $1.6 million, a $10.4 million decrease in gain on extinguishment of convertible debt, a $4.7 million increase in foreign exchange loss, and a $0.6 million decrease in interest income, a $2.0 million legal provision (refer to Note 22 of our Consolidated Financial Statements for additional information), partially offset by a $2.1 million decrease in interest expense and a $0.7 million decrease in other operating expenses.

Three Months Ended December 31, 2025 Compared to the Three Months ended December 31, 2024

	For the Three Months Ended December 31,
	2025	2024	% Change
	($ in thousands)
Revenue	50,922	48,890	4
Gross Profit	18,620	17,539	6
Gross Profit Margin	36.6%	35.9%
Operating expenses
Sales and marketing	5,354	5,773	(7)
General and administrative	7,960	5,112	56
Operations support	2,178	1,907	14
Technology and development	1,073	1,281	(16)
Reorganization	1,951	169	1,054
Stock-based compensation	962	1,060	(9)
Impairment charge	2,948	-	NA
Gain on disposal of lease	(858)	-	NA
Total operating expenses	21,568	15,302	41
Operating (loss) income	(2,948)	2,237	(232)
Operating margin	(5.8)%	4.6%
Interest expense	(475)	(471)	1
Foreign exchange (loss) gain	(302)	2,057	115
Interest income	221	275	(20)
Gain on extinguishment of convertible debentures	2	17	(88)
	(554)	1,878	(129)
Net (loss) income before tax	(3,502)	4,115	(185)
Current and deferred income tax expense	199	77	158
Net (loss) income after tax	(3,701)	4,038	(192)

Our fourth quarter revenue was $50.9 million, an increase of $2.0 million or 4% from $48.9 million for the same period in 2024. The fourth quarter of 2025 had a higher volume of healthcare projects at a higher value, partially offset by the benefit from four large commercial projects that were completed in the fourth quarter of 2024.

Annual 2025 Non-GAAP Measures

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Years Ended December 31, 2025, 2024 and 2023

The following table presents a reconciliation for the years ended December 31, 2025, 2024, and 2023 of Adjusted Gross Profit to our gross profit and Adjusted Gross Profit Margin to gross profit margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Year Ended, December 31
	2025	2024	2023
Gross profit	55,447	64,375	59,542
Gross profit margin	32.8%	36.9%	32.7%
Add: Depreciation and amortization expense	4,043	3,953	5,525
Adjusted Gross Profit	59,490	68,328	65,067
Adjusted Gross Profit Margin	35.2%	39.2%	35.8%

For the year ended December 31, 2025, gross profit and gross profit margin decreased to $55.4 million or 32.8% from $64.4 million or 36.9% for the prior year. Adjusted Gross Profit and Adjusted Gross Profit Margin decreased to $59.5 million or 35.2% for the year ended December 31, 2024, from $68.3 million or 39.2% for the year ended December 31, 2024.

The decrease in Adjusted Gross Profit was a result of a decrease in revenue due to higher than normal order delays due to job sites not being ready. In addition, there was an increase in tariff-related costs that commenced in March 2025 that resulted in a decrease to gross profit.

EBITDA and Adjusted EBITDA for the Years Ended December 31, 2025, 2024 and 2023

The following table presents a reconciliation for the results of 2025, 2024 and 2023 of EBITDA and Adjusted EBITDA to our net (loss) income, and of Adjusted EBITDA Margin to net (loss) income margin, which are the most directly comparable GAAP measures for the years presented:

	For the Year Ended, December 31
	2025	2024	2023
Net (loss) income after tax for the period	(14,448)	14,770	(14,584)
Add back (deduct):
Interest expense	1,876	3,995	4,927
Interest income	(941)	(1,587)	(490)
Income tax expense	507	448	332
Depreciation and amortization	6,176	6,575	8,934
EBITDA	(6,830)	24,201	(881)
Reorganization expense(2)	4,928	1,113	3,009
Stock-based compensation	3,037	2,965	2,306
Impairment charge (2)	2,948	530	8,716
Gain on disposal of lease (2)	(858)	-	-
Related party expense (2)	-	-	1,524
Foreign exchange loss (gain)	1,724	(2,974)	626
Gain on extinguishment of convertible debentures(2)	(24)	(10,426)	-
Government subsidies(2)	-	-	(236)
Gain on sale of software and patents(2)	-	-	(7,130)
Legal provision(2)	2,000	-	-
Phoenix sublease write-off (2)	490	-	-
Adjusted EBITDA	7,415	15,409	7,934
Net (Loss) Income Margin(1)	(8.6)%	8.5%	(8.0)%
Adjusted EBITDA Margin	4.4%	8.8%	4.4%
(1)
Net (loss) income divided by revenue.

(2)
Reorganization expenses, the gain on sale of software and patents, the gain on extinguishment of convertible debt, the impairment charge, legal provision, the Phoenix sublease write-off, the gain on disposal of lease, related party expense and government subsidies are not core to our business and are therefore excluded from the Adjusted EBITDA calculation (refer to Note 4, Note 5, Note 6, Note 7, Note 8, Note 22, and Note 24 of the Consolidated Financial Statements).

For the year ended December 31, 2025, Adjusted EBITDA and Adjusted EBITDA Margin decreased by $8.0 million to $7.4 million or 4.4% of revenue from $15.4 million or 8.8% of revenue in the same period of 2024. This reflects an $8.8 million decrease in Adjusted Gross Profit, discussed above, a $0.4 million decrease in salaries and benefits costs, a $1.1 million decrease in pass through charge and commissions as a result of lower revenues, a $0.5 million decrease in building and infrastructure costs, a $0.5 million decrease in travel, meals and entertainment, offset by a $2.0 million legal provision (refer to Note 22 of our Consolidated Financial Statements for additional information), a $1.0 million increase in professional services costs, a $0.5 million in board fees, a $0.2 million increase in research and development costs, a $0.2 million increase in marketing and tradeshow costs, and a $0.1 million increase in communication costs.

Reconciliation of Q4 2025 Non-GAAP Measures

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three Months Ended December 31, 2025, 2024 and 2023

The following table presents a reconciliation for the three months ended December 31, 2025, 2024, and 2023 of Adjusted Gross Profit to our gross profit, and Adjusted Gross Profit Margin to gross profit margin, which is the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended December 31,
	2025	2024	2023
	($ in thousands)
Gross profit	18,620	17,539	19,238
Gross profit margin	36.6%	35.9%	37.8%
Add: Depreciation and amortization expense	1,066	1,441	869
Adjusted Gross Profit	19,686	18,980	20,107
Adjusted Gross Profit Margin	38.7%	38.8%	39.5%

EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2025, 2024 and 2023

The following table presents a reconciliation for the results of three months ended December 31, 2025, 2024 and 2023 of EBITDA and Adjusted EBITDA to our net (loss) income after tax, and of Adjusted EBITDA Margin to net (loss) income margin, which are the most directly comparable GAAP measures for the years presented:

	For the Three Months Ended December 31,
	2025	2024	2023
	($ in thousands)
Net (loss) income after tax for the period	(3,701)	4,038	955
Add back (deduct):
Interest expense	475	471	1,291
Interest income	(221)	(275)	(219)
Income tax expense	199	77	332
Depreciation and amortization	1,615	2,033	1,718
EBITDA	(1,633)	6,344	4,077
Reorganization expense(2)	1,951	169	152
Stock-based compensation	962	1,060	(237)
Impairment charge (2)	2,948	-	764
Gain on disposal of lease (2)	(858)	-	-
Foreign exchange loss (gain)	302	(2,057)	567
Gain on extinguishment of convertible debentures(2)	(2)	(17)	-
Gain on sale of software and patents(2)	-	-	(985)
Legal provision (2)	2,000	-	-
Phoenix sublease write-off (2)	490	-	-
Adjusted EBITDA	6,160	5,499	4,338
Net (Loss) Income Margin(1)	(7.3)%	8.3%	1.9%
Adjusted EBITDA Margin	12.1%	11.2%	8.5%
(1)
Net (loss) income divided by revenue.
(2)
Reorganization expenses, the gain on sale of software and patents, the gain on extinguishment of convertible debt, the impairment charge, and the Phoenix sublease write-off, the gain on disposal of lease are not core to our business and are therefore excluded from the Adjusted EBITDA calculation (refer to Note 4, Note 5, Note 6, Note 7 and Note 22 of the Consolidated Financial Statements).

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023, is included under the heading Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC and applicable securities commissions or similar regulatory authorities in Canada on February 26, 2025.

Liquidity and Capital Resources

As at December 31, 2025, the Company had $20.3 million of cash on hand and C$16.3 million ($11.8 million) of available borrowings, compared to $29.3 million of cash on hand and C$14.4 million ($10.0 million) of available borrowings as at December 31, 2024. Through the year ended December 31, 2025, the Company used $9.0 million in cash flows primarily for the payment of $4.4 million to repurchase common shares under the Shares NCIB and Share Repurchase, $4.1 million for capital expenditures, $0.4 million for the repayment of debt and $0.2 million of net cash flows used in operating activities.

We have assessed the Company’s liquidity as at December 31, 2025, taking into account our sales outlook for the next twelve months, our budget, forecast and expected cash outflows and our existing cash balances, debt and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next twelve months. We note that the January Debentures amounting to C$16.6 million ($12.1 million) as at December 31, 2025 were due and paid in full on January 31, 2026 and have therefore been classified as current on our balance sheet. Another C$14.8 million ($10.8 million) of principal is due under the December Debentures, which mature on December 31, 2026. We are evaluating whether we will settle or refinance this debt.

On October 28, 2025, we entered into a non-binding term sheet with the BDC for proposed financing of up to C$15.0 million, the net proceeds of which are expected to be used to further strengthen our balance sheet and partially repay the January Debentures. On

December 11, 2025, the Company entered into a letter agreement (the “Letter”) with BDC, pursuant to which BDC committed to lending the Company up to C$15.0 million (the “Loan”) subject to the satisfaction of certain conditions. The conditions were amended on January 30, 2026 and February 9, 2026. The Company received $5.5 million from BDC on February 13, 2026. The next disbursement of C$4.5 million is subject to the receipt of certain landlord waivers and other conditions. The last disbursement of C$5.0 million is expected to be in the second half of the year, subject to certain conditions.

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

On February 11, 2026 and in connection with the Loan, the Company entered into the Seventh Amended RBC Facility and the Priority Agreement (each as defined herein). The Seventh Amended RBC Facility matures on November 30, 2026 and is subject to the same borrowing base terms as the previous facility. The Seventh Amended RBC Facility allows the Company to incur indebtedness to BDC of C$15 million under the Loan and incorporates permitting specific encumbrances to BDC and the Priority Agreement. The Seventh Amended RBC Facility releases certain mortgage collateral held by RBC.

The Fifth Extended RBC Facility includes a customary “Restricted Payments” covenant that prohibits us from, among other things, repurchasing our common shares, unless we have satisfied certain conditions (the “Payment Conditions”). The Payment Conditions include a condition that, after giving effect to the relevant Restricted Payment, our FCCR be at least 1.10 to 1.00 on a trailing 12-month basis. In February 2026, we and RBC determined that our purchases of our common shares under our NCIB in December 2025 did not comply with the Restricted Payments covenant because our FCCR was below 1.10 to 1.00. RBC has agreed to provide a waiver pursuant to Section 8.3 of the Fifth Extended RBC Facility in connection with the foregoing.

To the extent that existing cash and cash equivalents and available facilities are not sufficient to fund future activities, we may seek to raise additional funds through equity or debt financings. If additional funds are raised through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our December Debentures and our equity securities or contain instruments that may be dilutive to our existing shareholders. Any additional equity or debt financing may be dilutive to our existing shareholders. While we believe we can access capital markets when needed or under acceptable terms, there can be no assurance that we will be able to do so, particularly in light of recent market conditions.

We note that as of the date of this report, the imposition of trade barriers, including tariffs, quotas, embargoes, safeguards, and customs restrictions between Canada and the U.S., may increase the cost or reduce the supply of materials and products available to us, increase shipping times, affect our customers’ construction needs or budgets, affect the demand for our products or our product mix or require us to modify our supply chain organization, manufacturing facilities, or other current business practices, any of which could harm our business, financial condition, and results of operations (refer to “Item 1.A Risk Factors” section).

Equity and Debt Issuances and Buyback Programs

During 2025, we continued to execute on various debt and share buyback programs. The Issuer Bid, Debenture Repurchase, Debentures NCIB, Renewed Debentures NCIB, Shares NCIB, Renewed Shares NCIB, and the Share Repurchase (each as defined herein) were initiated after careful consideration of cash flow, and the Company continues to evaluate uses of cash on hand. As discussed in the “Part I, Item 1A. Risk Factors” section and elsewhere of this Annual Report, proposed and implemented tariffs on Canadian exports into the United States, and vice versa, may have a material impact on future cash flows and liquidity, which the Company will continue to monitor.

In January 2021, we issued C$40.3 million principal amount of the January Debentures for net proceeds after costs of C$37.6 million ($29.5 million). The January Debentures accrued interest at a rate of 6.00% per annum and were convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted, would mature and be repayable on January 31, 2026. Interest and principal were payable in cash or shares at the option of the Company.

On December 1, 2021, we issued C$35.0 million principal amount of convertible unsecured subordinated debentures (the “December Debentures”, and collectively with the January Debentures, the “Debentures”) for net proceeds after costs of C$32.7 million ($25.6 million). The December Debentures accrue interest at a rate of 6.25% per annum and are convertible into common shares of DIRTT at an exercise price of C$4.20 per common share, or if not converted, will mature and be repayable on December 31, 2026. Interest and principal are payable in cash or shares at the option of the Company.

On August 28, 2024, the Company commenced the Debentures normal course issuer bid (the “Debentures NCIB”) which expired on August 27, 2025. Under the Debentures NCIB, DIRTT was permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. During the year ended December 31, 2025, C$0.3 million ($0.2 million) principal amounts of the December Debentures and C$0.06 million ($0.04 million) principal amounts of the January Debentures had been acquired through the Debentures NCIB. On August 26, 2025, the Company announced the Renewed Debentures NCIB which commenced August 28, 2025, and is expected to terminate on August 27, 2026 for the December Debentures and terminated on January 31, 2026 for the January Debentures, concurrent with the maturity date of the January Debentures. Under the Renewed Debentures NCIB, DIRTT is permitted to acquire up to C$1,656,900 principal amount of the January Debentures and C$1,493,500 principal amount of the December Debentures. During the year ended December 31, 2025, C$0.1 million ($0.1 million) principal amounts of the December Debentures and $0.01 million ($0.01 million) principal amounts of the January Debentures had been acquired through the Renewed Debentures NCIB. As at December 31, 2025, C$16.6 million ($12.1 million) principal amount of the January Debentures and C$14.8 million ($10.8 million) principal amount of the December Debentures were outstanding. On January 31, 2026, the Company repaid the outstanding balance of the January Debentures with cash on hand.

On December 20, 2024, the Company commenced a normal course issuer bid for common shares (the “Shares NCIB”) which terminated on December 19, 2025. Under the Shares NCIB, DIRTT was permitted to acquire up to 7,515,233 common shares. All purchases will be made on the open market at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB were immediately cancelled. On December 18, 2025, the Company announced the Renewed Shares NCIB which commenced December 19, 2025, and is expected to terminate on December 21, 2026. Under the Renewed Shares NCIB, DIRTT is permitted to acquire up to 9,593,878 common shares. All purchases will be made on the open market at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB will be immediately cancelled.

On February 13, 2025, the Company entered into a share repurchase agreement with NGEN III, LP (“NGEN”) to purchase for cancellation 3,920,844 common shares held by NGEN (the “NGEN Shares”) at a purchase price of $0.80 per NGEN Share (the “Share Repurchase”). Following the Share Repurchase, there were 189,643,903 common shares outstanding. The NGEN Shares repurchased under the Share Repurchase were counted against the maximum number of shares that may be repurchased pursuant to the Shares NCIB being 7,515,233 shares. For the year ended December 31, 2025, 5,780,996 common shares had been repurchased and cancelled for proceeds of C$6.2 million ($4.4 million) through the Shares NCIB and the Share Repurchase.

As explained above, initiating the debt and share buybacks was done after careful consideration of cash flow and with consideration to the risk of proposed and implemented tariffs.

Facilities

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Borrowing Base is up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of 75% of the book value of eligible inventory and 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims. Interest is calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability”, defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash is less than C$5.0 million, the Company is subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR was below 1.10:1 for the three immediately preceding months, the Company would be required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Canada Leasing Facility and a leasing facility in the United States that is no longer available (together, the “Leasing Facilities”). Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will set-off any borrowings and any remaining amounts made available to the Company.

On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility has a maximum borrowing base of C$15.0 million and a one-year term. Interest was calculated as at the Canadian or U.S. prime rate plus 75 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 200 basis points. Under the Extended RBC Facility, until such time that the trailing twelve-month FCCR is above 1.25 for three consecutive months, a cash balance equivalent to one-year’s worth of Leasing Facilities payments would be required to be maintained.

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

On November 4, 2025, the Company extended the Fourth Extended RBC Facility (the “Fifth Extended RBC Facility”). The Fifth Extended RBC Facility expires November 30, 2026 and is subject to the same borrowing base terms as the previous facility, with the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. At December 31, 2025, available borrowings were C$16.3 million ($11.8 million) (December 31, 2024 – C$14.4 million ($10.0 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn.

On February 11, 2026 and in connection with the Loan, the Company amended the Fifth Extended RBC Facility (the “Seventh Amended RBC Facility”) and entered into a priority agreement with RBC and BDC (the “Priority Agreement”). The Seventh Amended RBC Facility matures on November 30, 2026 and is subject to the same borrowing base terms as the previous facility. The Seventh Amended RBC Facility allows the Company to incur indebtedness to BDC of C$15 million under the Loan and incorporates permitting specific encumbrances to BDC and the Priority Agreement. The Seventh Amended RBC Facility also releases certain mortgage collateral held by RBC.

The Fifth Extended RBC Facility includes a customary “Restricted Payments” covenant that prohibits us from, among other things, repurchasing our common shares, unless we have satisfied certain conditions (the “Payment Conditions”). The Payment Conditions include a condition that, after giving effect to the relevant Restricted Payment, our FCCR be at least 1.10 to 1.00 on a trailing 12-month basis. In February 2026, we and RBC determined that our purchases of our common shares under our NCIB in December 2025 did not comply with the Restricted Payments covenant because our FCCR was below 1.10 to 1.00. RBC has agreed to provide a waiver pursuant to Section 8.3 of the Fifth Extended RBC Facility in connection with the foregoing.

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which, as of December 31, 2025, C$4.4 million ($3.2 million) has been drawn and C$4.0 million ($3.0 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. The Company did not make any draws on the Canada Leasing Facility during the years ended December 31, 2025 and 2024.

We are restricted from paying dividends unless Payment Conditions (as defined in the Fifth Extended RBC Facility) are met, including having a net borrowing availability of at least C$5.0 million over the proceeding 30-day period, and having a trailing twelve-month fixed charge coverage ratio above 1.10:1 and certain other conditions. The Fifth Extended RBC Facility is currently secured by substantially all of our real and personal property located in Canada and the United States.

The following table summarizes our consolidated cash flows for the years indicated:

	For the Year Ended, December 31
	2025	2024	2023
Net cash flows (used in) provided by operating activities	(192)	7,344	14,821
Net cash flows (used in) provided by investing activities	(3,723)	(1,900)	7,657
Net cash flows (used in) financing activities	(4,981)	(415)	(11,605)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(60)	(597)	(13)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,956)	4,432	10,860
Cash, cash equivalents and restricted cash, beginning of period	29,531	25,099	14,239
Cash, cash equivalents and restricted cash, end of period	20,575	29,531	25,099

	For the Year Ended, December 31
	2025	2024	2023
Cash and cash equivalents	20,326	29,288	24,744
Restricted cash	249	243	355
Total cash, cash equivalents and restricted cash	20,575	29,531	25,099

Operating Activities

Net cash flows used by operating activities were $0.2 million for the year ended December 31, 2025, compared to $7.3 million provided by operating activities for the year ended December 31, 2024. The decrease in cash flows provided by operations during the year ended December 31, 2025 is largely due to a decrease of $8.0 million in Adjusted EBITDA.

Investing Activities

We invested $1.6 million in property, plant and equipment during the year ended December 31, 2025, compared to the prior year’s investment in property, plant and equipment of $1.4 million. The capital expenditures for the years ended December 31, 2025 and December 31, 2024, respectively, primarily consisted of $0.5 million and $0.4 million on manufacturing upgrades, $0.4 million and $0.3 million of information technology investments, $0.5 million and $0.1 million in marketing investments, and $0.2 million and $0.5 million in leasehold improvements. We invested $1.7 million on capitalized software during the year ended December 31, 2025 compared to $1.6 million for the year ended December 31, 2024. In 2024, we benefited from proceeds on sale of assets held for sale of $1.0 million.

Financing Activities

For the year ended December 31, 2025, $5.0 million of cash was used in financing activities compared to $0.4 million used during the year ended December 31, 2024. During the year ended December 31, 2025, $4.4 million was used in repurchases of common shares through the Shares NCIB and the Share Repurchase, and $0.4 million repayment on convertible debt through the Debentures NCIB and Renewed Debentures NCIB. During the year ended December 31, 2024, $0.4 million of cash was used in financing activities, comprising $21.5 million repayment of debt under the Issuer Bid, Debenture Repurchase, Debentures NCIB and $0.2 million relating to employee tax payments on vesting RSUs, $0.1 million of scheduled repayments under the Canada Leasing Facility, offset by $21.3 million of proceeds received from the Rights Offering.

Consolidated cash flows for the quarter as indicated:

	For the Three Months Ended December 31,
	2025	2024	2023
	($ in thousands)
Net cash flows (used in) provided by operating activities	(4,344)	6,222	10,134
Net cash flows (used in) provided by investing activities	(1,235)	(741)	568
Net cash flows (used in) financing activities	(316)	(126)	(8,193)
Effect of foreign exchange on cash, cash equivalents and restricted cash	95	309	153
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,800)	5,664	2,662
Cash, cash equivalents and restricted cash, beginning of period	26,375	23,867	22,437
Cash, cash equivalents and restricted cash, end of period	20,575	29,531	25,099

Contractual Obligations

The following table summarizes DIRTT’s contractual obligations at December 31, 2025:

	Payments due by period
	Less than			Greater than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	($ in thousands)
Accounts payable and accrued liabilities	19,430	-	-	-	19,430
Other liabilities	5,436	-	-	-	5,436
Customer deposits and deferred revenue	3,507	-	-	-	3,507
Current and long-term portion of long-term debt and accrued interest[1]	24,064	222	18	-	24,304
Lease liabilities (undiscounted)	5,403	8,909	6,157	7,369	27,838
Purchase obligations	4,238	-	-	-	4,238
Total	62,078	9,131	6,175	7,369	84,753

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

Estimates of liabilities associated with the potential and amount of warranty, legal claims and other contingencies

We have warranty obligations with respect to manufacturing defects on most of our manufactured products. Warranty periods generally range from one to ten years. We have recorded a reserve for estimated warranty and related costs based on historical experience and periodically adjust these provisions to reflect actual experience. We assess the adequacy of our warranty accrual on a quarterly basis, and adjust the previous amounts recorded, if necessary, to reflect the change in estimate of the future costs of claims yet to be serviced. Typically, product deficiencies requiring our warranty are identified and remediated within a year of production. The following provides information with respect to our warranty accrual. At December 31, 2025 and 2024, we had $0.9 million and $0.8 million, respectively, accrued for warranty and other provisions, and third-party costs associated with remedying deficiencies were $0.6 million during the fiscal year ended December 31, 2025, consistent with the fiscal year ended December 31, 2024.

We establish reserves for estimated legal contingencies when we believe a loss on litigation is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liability reserves are reflected in operations in the period in which there are changes in facts and circumstances that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. We estimate the probable cost by evaluating historical precedent as well as the specific facts relating to each contingency (including the opinion of outside advisors). Should the outcome differ from our assumptions and estimates, or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known. DIRTT Environmental Solutions Inc. received a subpoena for records in relation to an ongoing inquiry by the U.S. Department of Justice into certain projects and services provided by a third party and DIRTT dating back to 2014. The Company is complying with the subpoena and cooperating with the Department of Justice. There have been ongoing discussions regarding the possible resolution of these matters with the Department of Justice without admitting or denying liability. At December 31, 2025 and 2024, we had $2.0 million (relating to the Department of Justice matter) and $0.05 million provided for legal provisions, respectively.

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

Estimates of future taxable earnings used to assess the realizable value of deferred tax assets

We use the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their carrying amounts reported in our Consolidated Financial Statements. Deferred income tax assets also reflect the benefit of unutilized tax losses that can be carried forward to reduce income taxes in future years. Such method requires the exercise of significant judgment in determining whether or not it is more likely than not our deferred tax assets may be realized and, therefore, can be recognized in our Consolidated Financial Statements. Also, estimates are required to determine the expected timing upon which tax assets will be realized and upon which tax liabilities will be settled. We assess the ability to recover our deferred tax assets every quarter and concluded that a valuation allowance was required against our deferred tax assets at December 31, 2025 of $30.9 million (2024 - $30.0 million).

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

Estimates of the fair value of stock awards, including whether the performance criteria will be met and measurement of the ultimate payout amount

We use a fair-value based approach for measuring stock-based compensation and record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. Our awards vest based on performance and service conditions, and compensation expense is recognized on a straight-line basis. Stock-based compensation expense is recognized only for those awards that ultimately vest.

Estimates of ability and timeliness of customer payments of accounts receivable

Our expected credit loss reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating expected credit losses. In estimating the Company’s current estimate of expected credit losses, management considers historical credit loss experience as well as forward-looking information in order to establish rates for each class of financial receivable with similar risk characteristics. While we believe these processes effectively address our exposure for doubtful accounts and credit losses which have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the expected credit loss. We have a contract with a trade credit insurance provider, whereby a portion of our trade receivables are insured. The trade credit insurance provider determines the coverage amount, if any, on a customer-by-customer basis. Based on our trade receivables balance as at December 31, 2025 and 2024, approximately 59% and 82%, respectively, of that balance was covered by the trade credit insurance provider.

At December 31, 2025, we had an allowance for expected credit loss of $0.1 million (2024 - $0.1 million).

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

Our credit risk is primarily concentrated in our trade and accrued receivables as we do not believe that we are exposed to any significant credit risk related to our cash and cash equivalents, other receivables and deposits. The amounts disclosed in the consolidated balance sheet for trade and accrued receivables and other receivables are net of allowances for doubtful accounts. Allowances are provided for the Company’s current estimate of all expected credit losses using the lifetime expected credit loss model. As at December 31, 2025 and 2024, our allowance was $0.1 million. In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial well-being of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At December 31, 2025, approximately 59% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities, that have arisen since April 1, 2020, when the trade credit insurance became effective. Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. No single Construction Partner accounted for greater than 10% of revenue in 2025 or 2024. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

Market risk

Market risk is the risk that changes in market prices, such as interest rates and foreign currency exchange rates, will affect our income or the value of the financial instruments held.

Foreign exchange risk

The majority (approximately 85% to 90%) of our revenue is collected in U.S. dollars, and approximately 35% of our costs are also incurred in U.S. dollars. Most other revenue and costs are denominated in Canadian dollars. As a result, we are exposed to fluctuations in the U.S. dollar against the Canadian dollar, which could have a positive or negative impact on our revenue and costs. The recent weakening of the U.S. dollar versus the Canadian dollar in 2025 has had a negative impact on results.

Our financial instruments are exposed primarily to fluctuations in the Canadian dollar. The following table details our exposure to currency risk at the reporting dates and a sensitivity analysis to changes in currency. The sensitivity analysis includes Canadian dollar-denominated monetary items and adjusts their translation at period end for their respective change in the Canadian dollar. For the respective weakening of the Canadian dollar, there would be an equal and opposite impact on net income (loss) and comprehensive (loss) income.

			Effect of net income
			and comprehensive
			income for the
			year ended
	Amount	Change in	December 31, 2025
	(C$ in thousands)	Currency (%)	(C$ in thousands)
Cash and cash equivalents	2,357	10%	236
Trade and accrued receivables	3,034	10%	303
Other receivables	867	10%	87
Other assets	148	10%	15
Accounts payable and accrued liabilities	15,124	10%	1,512
Other liabilities	2,980	10%	298
Current portion of long-term debt and accrued interest	31,742	10%	3,174
Long-term debt	1	10%	-
Total	56,253	10%	5,625

Commodity price risk

We consume raw materials such as aluminum, hardware, wood and veneer, timber, plastic, electrical wiring and components, paint and powder, fabric, and vinyl. While aluminum represents the largest component of our raw materials’ expenditures, overall aluminum spend comprises only approximately 9% of product revenues and, therefore, absolute exposure to price fluctuations has a limited impact on profitability.

Interest rate risk

The Fourth Extended RBC Facility was subject to the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million. On November 4, 2025, the Company entered into the Fifth Extended RBC Facility. The Fifth Extended RBC Facility is subject to the same borrowing base terms as the previous facility; with the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points.

We did not draw on the facilities during 2023, 2024 or 2025 and were, therefore not exposed to any interest rate risk.

The Company’s Leasing Facilities and Debentures bear interest at fixed interest rates and are therefore not subject to interest rate risk. Subsequent to year end the January Debentures were fully settled and the Company entered into the Loan which is also subject to fixed interest rates.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DIRTT Environmental Solutions Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DIRTT Environmental Solutions Ltd. and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive (loss) income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Revenue from Contracts with Customers - Product Sales

As described in Notes 2 and 20 to the consolidated financial statements, the Company’s revenue recognized from product sales was $146.4 million for the year ended December 31, 2025. The Company recognizes revenue upon transfer of control of promised goods to customers at the transaction price, an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company’s main performance obligation to customers is the delivery of products in accordance with purchase orders. Each purchase order defines the transaction price for the products purchased under the arrangement. The Company’s standard sales terms are Free On Board shipping point.

The principal consideration for our determination that performing procedures relating to revenue from contracts with customers is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, bills of lading and subsequent cash receipts; and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, bills of lading and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Calgary, Canada

February 25, 2026

We have served as the Company’s auditor since 2017.

DIRTT Environmental Solutions Ltd.

Consolidated Balance Sheets

(Stated in thousands of U.S. dollars)

	As at December 31,	As at December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	20,326	29,288
Restricted cash	249	243
Trade and accrued receivables, net of expected credit losses of $0.1 million at December 31, 2025 and December 31, 2024	22,369	19,494
Other receivables	716	416
Inventory	15,757	15,109
Prepaids and other current assets	2,970	2,609
Total Current Assets	62,387	67,159
Property, plant and equipment, net	14,930	20,199
Capitalized software, net	3,009	2,548
Operating lease right-of-use assets, net	18,900	25,369
Other assets	3,278	2,945
Total Assets	102,504	118,220
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	19,430	16,352
Other liabilities	5,436	3,217
Customer deposits and deferred revenue	3,507	4,028
Current portion of long-term debt and accrued interest	23,159	359
Current portion of lease liabilities	5,215	5,619
Total Current Liabilities	56,747	29,575
Long-term debt	220	21,993
Long-term lease liabilities	17,002	24,062
Total Liabilities	73,969	75,630
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 191,912,548 issued and outstanding at December 31, 2025 and 193,605,237 issued and outstanding at December 31, 2024	214,990	219,023
Additional paid-in capital	11,189	8,206
Accumulated other comprehensive loss	(17,065)	(18,541)
Accumulated deficit	(180,579)	(166,098)
Total Shareholders’ Equity	28,535	42,590
Total Liabilities and Shareholders’ Equity	102,504	118,220

Refer to Note 2 for policy on Common Shares.

Refer to Note 22 for Commitments.

Refer to Note 25 for Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Stated in thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2025	2024	2023
Product revenue	164,058	169,660	176,919
Service revenue	4,797	4,653	5,012
Total revenue	168,855	174,313	181,931

Product cost of sales	110,589	107,468	119,728
Service cost of sales	2,819	2,470	2,661
Total cost of sales	113,408	109,938	122,389
Gross profit	55,447	64,375	59,542

Expenses
Sales and marketing	20,619	22,938	25,235
General and administrative	23,612	19,903	21,655
Operations support	7,881	7,438	7,832
Technology and development	4,586	5,262	5,820
Reorganization	4,928	1,113	3,009
Stock-based compensation	3,037	2,965	2,306
Impairment charge	2,948	530	8,716
Gain on disposal of lease	(858)	-	-
Related party expense	-	-	1,524
Total operating expenses	66,753	60,149	76,097

Operating (loss) income	(11,306)	4,226	(16,555)
Interest expense	(1,876)	(3,995)	(4,927)
Foreign exchange (loss) gain	(1,724)	2,974	(626)
Interest income	941	1,587	490
Gain on extinguishment of convertible debentures	24	10,426	-
Government subsidies	-	-	236
Gain on sale of software and patents	-	-	7,130
	(2,635)	10,992	2,303
Net (loss) income before tax	(13,941)	15,218	(14,252)
Income taxes
Current and deferred income tax expense	507	448	332
Net (loss) income after tax	(14,448)	14,770	(14,584)

Net (loss) income per share
Net (loss) income per share − basic	(0.08)	0.08	(0.13)
Net (loss) income per share − diluted	(0.08)	0.07	(0.13)

Weighted average number of shares outstanding (in thousands)
Basic	190,978	190,542	116,135
Diluted	190,978	240,239	116,135

Refer to Note 24 for Related Party Transactions included in this statement.

The prior year comparatives have been revised in line with current year presentation - refer to Earnings per share in Note 19.

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Operations and Comprehensive (Loss) Income (continued)

(Stated in thousands of U.S. dollars)

	For the Year Ended December 31,
	2025	2024	2023
Net (loss) income after tax for the year	(14,448)	14,770	(14,584)
Exchange differences on translation of foreign operations	1,476	(2,416)	(19)
Comprehensive (loss) income for the year	(12,972)	12,354	(14,603)

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

(Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2022	97,882,844	191,347	9,023	(16,106)	(166,272)	17,992
Stock-based compensation	-	-	1,713	-	-	1,713
Issued on vesting of RSUs and Share Awards	1,886,868	2,756	(2,756)	-	-	-
Issued for employee share purchase plan	1,708,210	502	-	-	-	502
Issued to settle related party debt	3,899,745	1,523	-	-	-	1,523
RSUs and Share Awards withheld to settle employee tax obligations	-	-	(26)	-	-	(26)
Foreign currency translation adjustment	-	-	-	(19)	-	(19)
Net loss for the year	-	-	-	-	(14,584)	(14,584)
As at December 31, 2023	105,377,667	196,128	7,954	(16,125)	(180,856)	7,101
Stock-based compensation	-	-	1,532	-	-	1,532
Issued on vesting of RSUs	1,363,328	1,124	(1,124)	-	-	-
Issued on Rights Offering	85,714,285	21,272	-	-	-	21,272
RSUs withheld to settle employee tax obligations	-	-	(162)	-	(12)	(174)
Issued for employee share purchase plan	1,208,435	544	-	-	-	544
Cancelled from Normal Course Issuer Bid	(58,478)	(45)	6	-	-	(39)
Foreign currency translation adjustment	-	-	-	(2,416)	-	(2,416)
Net income for the year	-	-	-	-	14,770	14,770
As at December 31, 2024	193,605,237	219,023	8,206	(18,541)	(166,098)	42,590
Stock-based compensation	-	-	2,420	-	-	2,420
Issued on vesting of RSUs	1,883,839	1,262	(1,262)	-	-	-
Settlement of DSU liability (as defined in Note 17)	1,234,487	592	-	-	-	592
RSUs withheld to settle employee tax obligations	-	-	(198)	-	(33)	(231)
Issued for employee share purchase plan	969,981	524	-	-	-	524
Cancelled from Shares NCIB and Share Repurchase (as each defined in Note 18)	(5,780,996)	(6,411)	2,023	-	-	(4,388)
Foreign currency translation adjustment	-	-	-	1,476	-	1,476
Net loss for the year	-	-	-	-	(14,448)	(14,448)
As at December 31, 2025	191,912,548	214,990	11,189	(17,065)	(180,579)	28,535

The accompanying notes are an integral part of these consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Consolidated Statements of Cash Flows

(Stated in thousands of U.S. dollars)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income for the period	(14,448)	14,770	(14,584)
Adjustments:
Depreciation and amortization	6,176	6,575	8,934
Impairment charge	2,948	530	8,716
Stock-based compensation	3,037	2,965	2,306
Foreign exchange loss (gain)	1,816	(3,152)	1,099
Gain on extinguishment of convertible debt	(24)	(10,426)	-
Accretion of convertible debentures	338	1,491	698
Loss on disposal	160	422	153
Gain on sale of software and patents	-	-	(7,130)
Changes in operating assets and liabilities:
Trade and accrued receivables	(2,698)	(4,005)	(1,833)
Other receivables	(292)	113	7,406
Inventory	(55)	447	5,961
Prepaid and other assets, current and long term	(96)	1,215	474
Accounts payable and accrued liabilities	3,235	(2,742)	2,137
Other liabilities	1,931	(12)	(421)
Customer deposits and deferred revenue	(543)	(1,240)	243
Current portion of long-term debt and accrued interest	(10)	(437)	(40)
Lease liabilities	(1,667)	830	702
Net cash flows (used in) provided by operating activities	(192)	7,344	14,821

Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(1,581)	(1,400)	(1,242)
Capitalized software development expenditures	(1,681)	(1,636)	(1,794)
Other asset expenditures	(833)	(153)	(398)
Recovery of software development expenditures	372	249	127
Proceeds on sale of property, plant, and equipment	-	15	14
Proceeds on sale of assets held for sale	-	1,025	-
Proceeds on sale of software and patents	-	-	10,950
Net cash flows (used in) provided by investing activities	(3,723)	(1,900)	7,657

Cash flows from financing activities:
Common share repurchases	(4,388)	(39)	-
Repayment of long-term debt	(395)	(21,486)	(11,579)
Net proceeds received from Rights Offering	-	21,272	-
Employee tax payments on vesting of RSUs	(198)	(162)	(26)
Net cash flows (used in) financing activities	(4,981)	(415)	(11,605)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(60)	(597)	(13)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,956)	4,432	10,860
Cash, cash equivalents and restricted cash, beginning of period	29,531	25,099	14,239
Cash, cash equivalents and restricted cash, end of period	20,575	29,531	25,099
Supplemental disclosure of cash flow information:
Interest paid	(1,422)	(2,874)	(3,977)
Income taxes paid	(242)	(754)	4

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet.
	As at December 31,
	2025	2024	2023
Cash and cash equivalents	20,326	29,288	24,744
Restricted cash	249	243	355
Total cash, cash equivalents and restricted cash	20,575	29,531	25,099

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

DIRTT’s proprietary design integration software, ICE® (“ICE software”), translates the vision of architects and designers into a 3D model that also acts as manufacturing information. ICE Software is also licensed to unrelated companies and Construction Partners of the Company.

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

The accounts of the Company’s U.S. dollar subsidiary is translated into Canadian dollars, and the Financial Statements are translated into U.S. dollars for financial statement presentation. Assets and liabilities are translated using year-end exchange rates, and revenues, expenses, gains and losses are translated using average monthly exchange rates. Foreign exchange gains and losses arising from the translation of the Company’s assets and liabilities are included in “comprehensive (loss) income for the year”.

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

The Company recognizes lease expense for these leases on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Upon derecognition of ROU assets and operating lease liabilities, costs associated with cease-use liabilities, including costs for early termination, will reduce the ROU asset in calculating any gain or loss from early termination.

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

Depreciation is charged to the consolidated statement of operations on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the Company’s property, plant and equipment are as follows:

Building	25 years
Manufacturing equipment	10 years
Leasehold improvements	Over term of lease (1 to 8 years)
Office equipment	5 years
Tooling and prototypes	4 years
Computer equipment	3 years
Vehicles	3 years

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

Product sales

The Company recognizes revenue upon transfer of control of products to the customer, which typically occurs upon shipment. The Company’s main performance obligation to customers is the delivery of products in accordance with purchase orders. Each purchase order defines the transaction price for the products purchased under the arrangement. Construction Partners typically sell DIRTT product to end clients and issue purchase orders to the Company to manufacture the product. Construction Partners utilize ICE Software licenses to sell DIRTT products. The ICE Software licenses sold to Construction Partners are not considered a separate performance obligation as they are not distinct, and ICE Software license revenue is recognized in conjunction with product sales. The Construction Partner ICE Software revenue is recognized over the license period.

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

Rebates

Rebates to Construction Partners and customers are accrued for and recognized as a reduction of revenue at the date of the sale to the customer. Rebates include amounts collected directly by the Company owed to Construction Partners or customers in accordance with their agreements. Other sales discounts are deducted immediately from sales invoices.

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

The Company measures the DSUs granted under the LTIP (as defined herein) beginning in the second quarter 2023, using the closing price of the Company’s common shares on the grant date as the present intention is to settle the New DSUs in equity. This is recognized as an increase to stock-based compensation and the corresponding liability on the balance sheet.

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

3. ADOPTION OF NEW ACCOUNTING STANDARDS AND RECENT PRONOUNCEMENTS ISSUED

On December 14, 2023, the FASB issued Accounting Standards Update No. 2023-09, “Improvements to Income Tax Disclosures” (the “ASU-2023-09”) further disaggregated information on an entity’s tax rate reconciliation and income taxes paid. The amendments in ASU-2023-09 was effective for fiscal years beginning after December 15, 2024. The Company has adopted this standard.

On November 5, 2024, the FASB issued Accounting Standards Update No. 2024-03, “Disaggregation of Income Statement Expenses” (the “ASU-2024-03”) which requires further disaggregated information on an entity’s types of expenses presented to better understand the components of an entity’s expense captions. The amendments within ASU-2024-03 are effective for annual reporting periods starting December 15, 2026, and interim periods beginning after December 15, 2027, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this standard and expects this to impact the presentation and disclosures of the Consolidated Statement of Operations and Comprehensive (Loss) Income.

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

On July 30, 2025, the FASB issued Accounting Standards Update No. 2024-05, “Financial Instruments - Credit Losses” (the “ASU-2025-05”) which requires additional consideration when estimating the expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments in ASU-2025-05 are effective for fiscal years beginning after December 15, 2025. The Company is evaluating the impact of the adoption of this standard.

On September 18, 2025, the FASB issued Accounting Standards Update No. 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software” (the “ASU-2025-06”) which amends certain aspects of the accounting for and disclosure of software costs. The amendments in ASU-2025-06 are effective for fiscal years beginning after December 15, 2027, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this trend.

On December 8, 2025, the FASB issued Accounting Standards Update No. 2025-11, “Narrow-Scope Improvements to Interim Reporting” (the “ASU-2025-11”) which clarifies the guidance on interim reporting disclosures. The amendments in ASU-2025-11 are effective for interim reporting periods with annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact of the adoption of this trend.

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

For the twelve months ended December 31, 2024 and 2025, no government subsidies were claimed or received.

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

	As at December 31,
	2025	2024
Assets held for sale, opening	-	1,555
Proceeds from sale of assets held for sale	-	(1,025)
Impairment charge on reassessment	-	(530)
Net book value transferred from property, plant and equipment	-	-
Assets held for sale, ending	-	-

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

Effective December 30, 2025, the Company entered into an agreement for an early termination of the lease at the Rock Hill Facility. As such, the remaining leasehold improvements were measured at the lower of the net book value versus the fair value less cost to sell resulting in an impairment charge of $2.3 million during 2025.

Transformation Office

In 2024, DIRTT’s leadership team set up a new team, the Construction Services team (previously referred to as Integrated Solutions), to support our Construction Partner network in increasing market share and accessing markets to which we previously did not have access. In early 2025, a transformation office was established to accelerate the strategic transformation of our business by streamlining the Company’s processes and procedures, supporting Construction Services and improving productivity across the Company (the “Transformation Office”). We are incurring consultant costs to assist in, advise, and implement our transformation process, as well as various non-recurring expenses. The program is planned to be completed in 2026.

For the year ended December 31, 2025, 2024, and 2023, the following reorganization costs incurred relate to the above mentioned initiatives:

	For the Year Ended December 31,
	2025	2024	2023
Termination benefits	3,278	-	2,162
Transformation Office costs	1,235	-	-
Rock Hill Facility temporary suspension and closure of operations	-	1,101	295
Other costs	415	12	453
Phoenix Facility closure	-	-	99
Total reorganization costs	4,928	1,113	3,009

Reorganization costs in accounts payable and accrued liabilities at January 1, 2025	117
Reorganization expense	4,928
Reorganization costs paid	(2,957)
Reorganization costs in accounts payable and accrued liabilities at December 31, 2025	2,088

Of the $2.1 million reorganization costs in accounts payable and accrued liabilities as at December 31, 2025 (December 31, 2024 - $0.1 million), $1.8 million relates to termination benefits (December 31, 2024 - $0.07 million) and $0.3 million relates to other reorganization costs (December 31, 2024 - $0.03 million).

6. GAIN ON SALE OF SOFTWARE AND PATENTS

There were no sales of software and patents during the years ended December 31, 2025 and December 31, 2024.

In 2023, the Company entered into a Co-Ownership Agreement (the “Co-Ownership Agreement”) and a partial patent assignment agreement with AWI. The agreements provided for a cash payment from AWI to the Company of $10.0 million, subject to certain routine closing conditions, in exchange for the partial assignment to AWI and resulting co-ownership of a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE Software that is used by AWI (the “Applicable ICE Software Code”), including a 50% interest in the patent rights that relate to the Applicable ICE Software Code. Under the Co-Ownership Agreement, the Company also agreed to provide AWI a transfer of knowledge concerning the source code of the Applicable ICE Software Code. In exchange for completing the knowledge transfer, the Company received an additional cash payment of $1.0 million in the fourth quarter of 2023. The Co-Ownership Agreement provides that the Company and AWI have separate exclusive fields of use and restrictive covenants with respect to the Applicable ICE Software Code and related intellectual property, which survive until either party elects to separate from its relationship with the other and for five years thereafter. The Company concurrently entered into an Amended and Restated Master Services Agreement (the “ARMSA”) with AWI, under which AWI had also prepaid certain development services to be provided by DIRTT. The ARMSA will automatically terminate if the Co-Ownership Agreement is terminated or expires, and may also be terminated if either party breaches the exclusive fields of use or restrictive covenants in the Co-Ownership Agreement.

The $11.0 million of proceeds on the sale of the 50% interest in the Applicable ICE Software Code, pursuant to the Co-Ownership Agreement, during 2023. In accordance with GAAP, the proceeds were first applied to the net book value of the related costs of software of $2.9 million and patents (other assets) of $0.9 million. The residual amount of $7.1 million was recognized as a gain in the consolidated statement of operations. Further, $1.8 million was received during 2023 as a prepayment under the ARMSA, which was recognized into revenue during 2023 and the first quarter of 2024. Part of the proceeds of this transaction were used to settle one of our equipment leases of $1.6 million and resulted in the release of $0.4 million of restricted cash during 2023 (refer to Note 14).

7. GAIN ON EXTINGUISHMENT OF CONVERTIBLE DEBENTURES

On February 15, 2024, the Company commenced a substantial issuer bid and tender offer (the “Issuer Bid”) pursuant to which the Company offered to repurchase for cancellation: (i) up to C$6.0 million principal amount of its issued and outstanding January Debentures (as defined in Note 14) at a purchase price of C$720 per C$1,000 principal amount of January Debentures, and (ii) up to C$9.0 million principal amount of its issued and outstanding December Debentures (as defined in Note 14 and together with the January Debentures, the “Debentures”), at a purchase price of C$600 per C$1,000 principal amount of December Debentures.

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

On August 28, 2024, the Company commenced a normal course issuer bid (the “Debentures NCIB”) for the Debentures which expired on August 27, 2025. On August 26, 2025, the Company announced the renewal of the Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB (the “Renewed Debentures NCIB”). The Renewed Debentures NCIB is expected to terminate on August 27, 2026 with respect to the December Debentures and terminated on January 31, 2026 with respect to the January Debentures, concurrent with the maturity date of the January Debentures. Under the Debentures NCIB, DIRTT was permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December

Debentures. For the year ended December 31, 2025, C$0.3 million ($0.2 million) principal amounts of the December Debentures and C$0.06 million ($0.04 million) principal amounts of the January Debentures had been acquired through the Debentures NCIB. Under the Renewed Debentures NCIB, DIRTT is permitted to acquire up to C$1,656,900 principal amount of the January Debentures and C$1,493,500 principal amount of the December Debentures. For the year ended December 31, 2025, C$0.1 million ($0.1 million) principal amounts of the December Debentures and C$0.01 million ($0.01 million) principal amounts of the January Debentures had been acquired through the Renewed Debentures NCIB.

For the year ended December 31, 2025, the gain on extinguishment of convertible debentures relate to the above mentioned initiatives:

	For the Year Ended December 31,
	2025	2024
Extinguishment of convertible debentures	338	31,834
Less:
Principal repayment through the Debentures NCIB and Renewed Debentures NCIB	(314)	(219)
Principal repayment through the Repurchase Agreement	-	(16,134)
Principal repayment through the Issuer Bid	-	(5,055)
Gain on extinguishment of convertible debentures	24	10,426

In accordance with GAAP, it was determined that the C$0.5 million ($0.3 million) repayment on convertible debt through the Debentures NCIB and the Renewed Debentures NCIB, in aggregate, in the year ended December 31, 2025 (C$29.2 million ($21.4 million) repayment of convertible debt through the Issuer Bid, the Debenture Repurchase, and the Debentures NCIB in the year ended December 31, 2024), triggered an extinguishment of C$0.5 million ($0.3 million) (C$43.4 million ($31.8 million) for the year ended December 31, 2024) of principal amount of debt. The gain on extinguishment of C$0.03 million ($0.02 million) for the year ended December 31, 2025 (C$14.2 million ($10.4 million) for the year ended December 31, 2024), was calculated as the difference between the repayment and the net carrying value of the extinguished principal less unamortized issuance costs.

8. LEASES

The Company leases office and factory space under various operating leases. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company gives consideration to instruments with similar characteristics when calculating its incremental borrowing rate. The Company’s operating leases have remaining lease terms of 1 year to 8 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The weighted average remaining lease term and weighted average discount rate at December 31, 2025, was six years (2024 - eight years) and 6.8% (2024 – 7.1%), respectively.

The Company entered into a sublease arrangement for part of the Phoenix Facility during the second quarter of 2022, commencing July 1, 2022. The Company entered in to an additional sublease arrangement for the remaining part of the Phoenix Facility during the third quarter of 2024, commencing October 1, 2024, which was terminated in the fourth quarter of 2025 resulting in $0.5 million of bad debt expense. The Company is actively pursuing options to sublease this area. Additionally, the Company entered into a sublease agreement for the Plano, DXC to one of our Construction Partners in that region, in which the subtenant has assumed responsibility for all monthly rent, utilities, maintenance, taxes and other costs as of April 1, 2023, through December 31, 2024. The Plano sublease agreement was extended for an additional four years, through October 31, 2028.

In May 2025, the Company entered into a leasing agreement for a Houston DXC. Undiscounted cash flows associated with this lease are $1.4 million. The rent obligations have been discounted at a rate of 6.05% to determine the lease liability.

On December 30, 2025, the Company entered an early termination agreement for its Rock Hill Facility lease (refer to Note 5). As a result of this termination, the lease liability and ROU asset associated with this lease have been derecognized. Undiscounted cash flows associated with this modification were $10.5 million. The termination of the lease resulted in a $1.0 million fee paid for the termination and a $0.9 million gain on disposal.

In November 2025, the Company modified and existing agreement for a Calgary manufacturing facility to extend the leasing term for an additional three years. Undiscounted cash flows associated with this modification are C$3.5 million. ($2.6 million). The rent obligations have been discounted at a rate of 5.15% to determine the lease liability.

In the fourth quarter of 2025, we determined that the Phoenix Facility (which was closed in 2022) was impaired. The Company determined that there were no impairment indicators for the facilities in use.

The following table includes ROU assets included on the balance sheet at December 31, 2025 and 2024:

	ROU Assets
	Cost	Accumulated depreciation	Net book value
At January 1, 2024	49,856	(20,043)	29,813
Disposals	(958)	958	-
Modifications	572	-	572
Depreciation expense	-	(3,945)	(3,945)
Exchange differences	(2,113)	1,042	(1,071)
At December 31, 2024	47,357	(21,988)	25,369
Additions	1,168	-	1,168
Termination of Rock Hill Facility lease	(7,868)	2,151	(5,717)
Disposals	(3,170)	2,547	(623)
Modifications	2,234	-	2,234
Depreciation expense	-	(4,085)	(4,085)
Exchange differences	1,215	(661)	554
At December 31, 2025	40,936	(22,036)	18,900

The components of the lease cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the year ended December 31,
	2025	2024	2023
Operating lease cost (1)
Fixed lease cost	6,084	6,069	6,688
Sublease income	(1,975)	(1,908)	(1,393)
Total operating lease cost	4,109	4,161	5,295

(1) The lease costs, net of sublease income, are reflected in the Consolidated Statements of Operations and Comprehensive (Loss) Income as follows:
	For the year ended December 31,
	2025	2024	2023
Cost of goods sold	3,880	4,183	4,427
Selling and marketing	333	269	793
General and administrative	(117)	(304)	(113)
Technology and development	13	13	188
Total operating lease cost	4,109	4,161	5,295

The following table includes lease liabilities included on the balance sheet at December 31, 2025 and 2024:

	Lease Liability
	2025	2024
At January 1,	29,681	33,456
Additions	1,168	-
Termination of Rock Hill Facility lease	(7,575)	-
Modifications	2,234	572
Accretion	1,999	2,129
Repayment of lease liabilities	(5,893)	(5,339)
Exchange differences	603	(1,137)
At December 31,	22,217	29,681
Current lease liabilities	5,215	5,619
Long-term lease liabilities	17,002	24,062

The following table includes maturities of operating lease liabilities at December 31, 2025:

2026	5,403
2027	4,549
2028	4,360
2029	3,181
2030	2,976
Thereafter	7,369
Total	27,838
Total lease liability	22,217
Difference between undiscounted cash flows and lease liability	5,621

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial wellbeing of our customers. In addition, we acquired trade credit insurance effective April 1, 2020. At December 31, 2025, approximately 59% of our trade accounts receivable are insured, relating to accounts receivables from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities. In addition, and where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the years ended December 31, 2025 and December 31, 2024, no single Construction Partner accounted for greater than 10% of revenue.

	As At December 31,
	2025	2024
Current	19,894	16,677
Overdue	2,552	2,916
	22,446	19,593
Less: expected credit losses	(77)	(99)
Trade and accrued receivables, net of expected credit losses	22,369	19,494

No change to our expected credit loss was required during the year ended December 31, 2025, or December 31, 2024 for our trade receivables. We however have an expected credit loss on the sublease income of our Phoenix lease of $0.5 million. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

10. INVENTORY

	As at December 31,
	2025	2024
Raw material	15,252	14,198
Allowance for obsolescence	(523)	(863)
Work in progress	1,028	1,774
	15,757	15,109

As of December 31, 2025, the Company had $0.5 million (2024 - $0.9 million) provided for inventory that is not expected to be used in future production and the associated expense has been recorded to cost of goods sold. During 2025, the Company wrote off $0.8 million of inventory against the provision (2024 - $1.7 million) and made an additional provision of $0.4 million (2024 - $1.0 million). In addition, the Company recorded direct write offs against inventory of $nil (2024 - $0.1 million). Production overheads capitalized in work in progress were $0.3 million at December 31, 2025 (2024 - $0.4 million).

11. PROPERTY, PLANT AND EQUIPMENT, NET

	Office and computer equipment	Factory equipment	Leasehold improvements	Total
Cost
At December 31, 2023	28,125	53,664	38,328	120,117
Additions	866	375	159	1,400
Disposals	(1,003)	(4,709)	(2)	(5,714)
Exchange differences	(580)	(3,146)	(1,677)	(5,403)
At December 31, 2024	27,408	46,184	36,808	110,400
Additions	848	467	224	1,539
Impairment (1)	-	-	(3,360)	(3,360)
Disposals	(671)	(1,002)	(16)	(1,689)
Exchange differences	(63)	1,229	971	2,137
At December 31, 2025	27,522	46,878	34,627	109,027

Accumulated depreciation and impairment
At December 31, 2023	22,562	39,908	32,570	95,040
Depreciation expense	1,778	2,491	1,190	5,459
Disposals	(877)	(4,780)	(2)	(5,659)
Exchange differences	(592)	(2,403)	(1,644)	(4,639)
At December 31, 2024	22,871	35,216	32,114	90,201
Depreciation expense	1,360	2,198	1,151	4,709
Impairment (1)	-	-	(1,036)	(1,036)
Disposals	(657)	(806)	(15)	(1,478)
Exchange differences	(105)	865	941	1,701
At December 31, 2025	23,469	37,473	33,155	94,097

Net book value
At December 31, 2024	4,537	10,968	4,694	20,199
At December 31, 2025	4,053	9,405	1,472	14,930

(1)
Effective December 30, 2025, the Company entered into an agreement for an early termination of the lease at the Rock Hill Facility. As such, the remaining leasehold improvements were measured at the lower of the net book value versus the fair value less cost to sell resulting in an impairment charge of $2.3 million during 2025 (Refer to Note 5).

The following table presents a reconciliation of the impairment charge incurred for the year ended December 31, 2025:

For the Year Ended December 31,
2025
Cost of impaired leasehold improvements	3,360
Accumulated depreciation of impaired leasehold improvements	(1,036)
Impairment charge	2,324

As at December 31, 2025, the Company had $0.2 million of assets in progress of completion which were excluded from assets subject to depreciation (2024 – $0.4 million).

As at December 31, 2024 the Company determined that there were no impairment indicators warranting an impairment test.

12. CAPITALIZED SOFTWARE, NET

	For the Year Ended December 31,
	2025	2024
Cost
As at January 1	28,842	30,252
Additions	1,681	1,636
Recovery of software development expenditures	(372)	(249)
Disposals	-	(316)
Exchange differences	1,594	(2,481)
As at December 31	31,745	28,842
Accumulated amortization
As at January 1	26,294	27,802
Amortization expense	1,086	680
Exchange differences	1,356	(2,188)
As at December 31	28,736	26,294
Net book value	3,009	2,548

Estimated amortization expense on capitalized software is $1.3 million in 2026, $1.1 million in 2027, $0.9 million in 2028, $0.5 million in 2029, and $0.2 million in 2030.

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER LIABILITIES

	As at December 31
	2025	2024
Trade accounts payable	11,114	11,243
Accrued liabilities	5,656	2,895
Wages and commissions payable	1,976	1,540
Rebates accrued(1)	684	674
	19,430	16,352
(1)
In 2025, $0.7 million of rebates were earned (2024 - $1.9 million) and $0.7 million were paid (2024 - $1.6 million).

Other liabilities

	As at December 31
	2025	2024
Warranty and other provisions(1)	863	849
Deferred share unit liability	1,954	2,028
Sublease deposits	206	206
Income taxes payable	247	-
Other equipment lease liability	116	84
Other provisions	2,050	50
Other liabilities	5,436	3,217

(1)
The following table presents a reconciliation of the warranty provisions balance:

	As At December 31,
	2025	2024
As at January 1,	849	873
Additions to warranty provision	619	640
Payments related to warranties	(605)	(664)
	863	849

14. LONG-TERM DEBT

	Leasing Facilities	Convertible Debentures	Total Debt
Balance at January 1, 2024	484	55,624	56,108
Accretion of issue costs	-	1,491	1,491
Accrued interest	35	2,402	2,437
Interest payments	(35)	(2,839)	(2,874)
Principal repayments	(78)	(21,408)	(21,486)
Gain on extinguishment	-	(10,426)	(10,426)
Exchange differences	(33)	(2,865)	(2,898)
Balance at December 31, 2024	373	21,979	22,352
Current portion of long-term debt and accrued interest	78	281	359
Long-term debt	295	21,698	21,993

Balance at January 1, 2025	373	21,979	22,352
Accretion of issue costs	-	338	338
Accrued interest	28	1,384	1,412
Interest payments	(28)	(1,394)	(1,422)
Principal repayments	(81)	(314)	(395)
Gain on extinguishment	-	(24)	(24)
Exchange differences	17	1,101	1,118
Balance at December 31, 2025	309	23,070	23,379
Current portion of long-term debt and accrued interest	89	23,070	23,159
Long-term debt	220	-	220

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”). Under the RBC Facility, the Company is able to borrow up to a maximum of 90% of investment grade or insured accounts receivable plus 85% of eligible accounts receivable plus the lesser of (i) 75% of the book value of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory less any reserves for potential prior ranking claims (the “Borrowing Base”). Interest was calculated at the Canadian or U.S. prime rate plus 30 basis points or at the Canadian Dollar Offered Rate or LIBOR plus 155 basis points. Under the RBC Facility, if the “Aggregate Excess Availability”, (defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash), is less than C$5.0 million, the Company was subject to a fixed charge coverage ratio (“FCCR”) covenant of 1.10:1 on a trailing twelve-month basis. Additionally, if the FCCR was below 1.10:1 for the three immediately preceding months, the Company would be required to maintain a reserve account equal to the aggregate of one year of payments on outstanding loans on the Leasing Facilities (defined below). Should an event of default occur or the Aggregate Excess Availability be less than C$6.25 million for five consecutive business days, the Company would enter a cash dominion period whereby the Company’s bank accounts would be blocked by RBC and daily balances will offset any borrowings and any remaining amounts made available to the Company.

On February 9, 2023, the Company extended the RBC Facility (the “Extended RBC Facility”). The Extended RBC Facility had a maximum borrowing base of C$15 million and a one-year term. Interest was calculated as at the Canadian or U.S. prime rate plus 75 basis points or the Canadian Dollar Offered Rate or Term Secured Overnight Financing Rate (“Term SOFR”) plus 200 basis points plus the Term SOFR Adjustment (as defined in the amended loan agreement governing the Extended RBC Facility). Under the Extended RBC Facility, if the trailing twelve-month FCCR was not above 1.25 for three consecutive months, a cash balance equivalent to one year’s worth of Leasing Facilities payments would be maintained. Effective October 2023, inventory was scoped out of the Borrowing Base.

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

On February 20, 2025, the Company extended the Third Extended RBC Facility (the “Fourth Extended RBC Facility”). The Fourth Extended RBC Facility is subject to the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million and matures on November 30, 2025. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. Under the RBC Facility, if the “Aggregate Excess Availability” (defined as the Borrowing Base less any loan advances or letters of credit or guarantee and if undrawn including unrestricted cash), was less than C$3.0 million for at least thirty consecutive calendar days, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve-month basis. The Fourth Extended RBC Facility also includes a new letter of credit facility guaranteed by the Export Development of Canada of C$5.0 million. The Company has also entered into a bonding facility with Great Midwest Insurance Company, and any other company that is part of or added to Skyward Specialty Insurance Group, Inc. (“Skyward”), which allows access to a $15.0 million bonding facility subject to an individual maximum of $5.0 million. Under the terms of the facility with Skyward, any bonds issued will be secured through letters of credit issued pursuant to the Fourth Extended RBC Facility. At December 31, 2025, no bonds have been issued through such bonding facility.

On November 4, 2025, the Company extended the Fourth Extended RBC Facility (the “Fifth Extended RBC Facility”). The Fifth Extended RBC Facility matures on November 30, 2026 and is subject to the same borrowing base terms as the previous facility; with the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. At December 31, 2025, available borrowings are C$16.3 million ($11.8 million) (December 31, 2024 – C$14.4 million ($10.0 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. As described below, as at December 31, 2025, the Company was not in compliance with certain covenants under the Fifth Extended RBC Facility. RBC has agreed to provide a waiver pursuant to Section 8.3 of the Fifth Extended RBC Facility in connection with the foregoing.

On February 11, 2026 and in connection with the Loan (as defined herein), the Company amended the Fifth Extended RBC Facility (the “Seventh Amended RBC Facility”) and, together with its subsidiary, entered into priority agreements with RBC and BDC (collectively, the “Priority Agreement”). The Seventh Amended RBC Facility matures on November 30, 2026 and is subject to the same borrowing base terms as the previous facility. The Seventh Amended RBC Facility allows the Company to incur indebtedness to BDC of C$15 million under the Loan and incorporates permitting specific encumbrances to BDC and the Priority Agreement. The Seventh Amended RBC Facility also releases certain mortgage collateral held by RBC.

The Fifth Extended RBC Facility includes a customary “Restricted Payments” covenant that prohibits us from, among other things, repurchasing our common shares, unless we have satisfied certain conditions (the “Payment Conditions”). The Payment Conditions include a condition that, after giving effect to the relevant Restricted Payment, our FCCR be at least 1.10 to 1.00 on a trailing 12-month basis. In February 2026, we and RBC determined that our purchases of our common shares under our NCIB in December 2025 did not comply with the Restricted Payments covenant because our FCCR was below 1.10 to 1.00. RBC has agreed to provide a waiver pursuant to Section 8.3 of the Fifth Extended RBC Facility in connection with the foregoing.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.2 million) has been drawn and C$3.9 million ($3.0 million) has been repaid, and a $14.0 million equipment leasing facility in the United States of which $13.3 million has been drawn and repaid (the “U.S. Leasing Facility” and, together with the Canada Leasing Facility, the “Leasing Facilities”) with RBC. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. Refer to Note 5 on the decision to permanently close the Rock Hill Facility. As part of this decision, the Company fully settled the $7.8 million principal balance of the U.S. Leasing Facility in the fourth quarter of 2023. The U.S. Leasing Facility is no longer available to be drawn on. With the settlement of this liability, $2.6 million was released from restricted cash.

The Company did not make any draws on the Leasing Facilities during 2025 or 2024. The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures (the “January Debentures”) with a syndicate of underwriters. On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures matured and became repayable on January 31, 2026 (the “January Debentures Maturity Date”) and accrued interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal were payable in cash or shares at the option of the Company. The January Debentures were convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. As a result of the Rights Offering (refer to Note 16), the conversion price of the January Debentures was adjusted to C$4.03 per common share representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures, and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures (refer to Note 7). On August 2, 2024, the Company completed the Debenture Repurchase. On August 28, 2024, the Company commenced the Debentures NCIB which expired on August 27, 2025. On August 26, 2025, the Company announced the Renewed Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB. The Renewed Debentures NCIB terminated on January 31, 2026, with respect to the January Debentures, concurrent with the maturity date of the January Debentures. During the year ended December 31, 2025, the Company repurchased for cancellation C$0.06 million ($0.04 million) principal amount of January Debentures, in aggregate, as part of the Debentures NCIB and Renewed Debentures NCIB (2024 - C$0.01 million ($0.01 million)). As at December 31, 2025, C$16.6 million ($12.1 million) principal amount of the January Debentures was outstanding (2024 - C$16.6 million ($11.6 million)). The January Debentures were paid on maturity on January 31, 2026.

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures (the “December Debentures”) with a syndicate of underwriters. The December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. As a result of the Rights Offering (refer to Note 16), the conversion price of the December Debentures was adjusted to C$3.64 per common share representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures (refer to Note 7). On August 2, 2024, the Company repurchased for cancellation C$13.6 million ($10.1 million) principal amount of December Debentures held by 22NW. On August 28, 2024, the Company commenced the Debentures NCIB which expired on August 27, 2025. On August 26, 2025, the Company announced the Renewed Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB. The Renewed Debentures NCIB is expected to terminate on August 27, 2026 with respect to the December Debentures. During the year ended December 31, 2025, the Company repurchased for cancellation C$0.4 million ($0.3 million) principal amount of the December Debentures, in aggregate, as part of the Debentures NCIB and Renewed Debentures NCIB (2024 - C$0.3 million ($0.2 million)). As at December 31, 2025, C$14.8 million ($10.8 million) principal amount of the December Debentures was outstanding (2024 - C$15.3 million ($10.6 million)).

Term Loan

On December 11, 2025, the Company entered into a letter agreement (the “Letter”) with the Business Development Bank of Canada (“BDC”), pursuant to which BDC committed to lending the Company up to C$15.0 million (the “Loan”) subject to the satisfaction of certain conditions. The Letter was subsequently amended on January 30, 2026 and February 9, 2026 (the “Amended Letter”) to amend certain conditions.

Following the satisfaction of the conditions precedent set forth in the Letter, BDC will make an initial disbursement to the Company of C$5.5 million and, subject to certain conditions, a secondary disbursement of C$4.5 million and a third disbursement of C$5.0 million. The Loan will accrue interest at a rate equal to BDC’s floating base rate (currently 6.55% per annum) minus 0.75%. Monthly principal repayments of the Loan commence in May 2026 with additional monthly interest-only payments due on the last day of each month following the first disbursement. The Loan matures on April 30, 2032.

The obligations of the Company under the Amended Letter are secured by: (a) a general security agreement from the Company granting (i) a first-ranking security interest in specific equipment and (ii) a second priority security interest in all other present and after-acquired personal property (excluding consumer goods), subject to certain registered charges; (b) a guarantee from DIRTT Environmental Solutions, Inc. for the full amount of the Loan; (c) various landlord’s waivers of distraint; (d) a first mortgage in the principal amount of US$5.0 million on the land and buildings located at 325 North Wells Street, Chicago, IL, USA and (e) a letter of credit for C$3.5 million for the third disbursement of C$5.0 million.

The proceeds of the Loan are expected to be used to partially refinance the Company’s outstanding 6.00% convertible debentures due January 31, 2026 (the "Debentures"). The remaining C$1.6 million principal amount of Debentures is expected to be repaid using cash on hand.

The Company received C$5.5 million from BDC on February 13, 2026. The next disbursement of C$4.5 million is subject to the receipt of certain landlord waivers and other conditions. The last disbursement of C$5.0 million is expected to be in the second half of the year, subject to certain conditions.

15. INCOME TAXES

Reconciliation of income taxes

The following reconciles income taxes calculated at the Canadian statutory rate with the actual income tax expense. The Canadian statutory rate includes federal and provincial income taxes. This rate was used because Canada is the domicile of the parent entity of the Company.

	For the Year Ended December 31,
	2025	2024	2023
Net loss before tax	(13,941)	15,218	(14,252)
Canadian statutory rate	15.0%	15.0%	15.0%
Expected income tax	(2,091)	2,283	(2,138)

Effect on taxes resulting from:
Provincial and state income taxes	(957)	1,024	(1,368)
Non-deductible expenses	445	176	189
Non-deductible stock-based compensation	698	-	-
Tax rate impacts	1,001	618	(243)
Adjustments related to prior year tax filings	364	156	(332)
Valuation allowance	1,047	(3,809)	4,224
Income tax expense	507	448	332

Current tax expense	507	448	332
Deferred tax recovery	-	-	-
Income tax expense	507	448	332

The provision for income taxes is comprised of federal, state, provincial and foreign taxes based on pre-tax income. In the United States, the CARES Act of 2020 allows, among other provisions, for the recovery of taxes paid over the preceding five years from current year losses.

The Company’s U.S. subsidiary’s result was taxable income for the year ended December 31, 2025. The Company utilized prior year operating losses against this income; however, U.S. tax law does not allow for the full offset of losses against current year taxable income to reduce tax payable to zero. This resulted in current tax payable of $0.5 million in 2025 (2024 - $0.4 million).

Deferred tax assets and liabilities

Significant components of the Company’s deferred tax assets and liabilities as at December 31, 2025 and 2024 were as follows:

	As at December 31, 2025
	Assets	Liabilities	Net
Operating losses	29,262	-	29,262
Research and development expenditures	331	-	331
Property and equipment	-	(1,205)	(1,205)
Capitalized software and other assets	-	(1,003)	(1,003)
Valuation allowance	-	(30,879)	(30,879)
Other	3,494	-	3,494
Net deferred taxes	33,087	(33,087)	-

	As at December 31, 2024
	Assets	Liabilities	Net
Operating losses	29,134	-	29,134
Research and development expenditures	354	-	354
Property and equipment	-	(2,576)	(2,576)
Capitalized software and other assets	-	(1,187)	(1,187)
Valuation allowance	-	(30,049)	(30,049)
Other	4,324	-	4,324
Net deferred taxes	33,812	(33,812)	-

Summary of temporary difference movements during the year:

	Balance	Recognized	Foreign	Balance
	January 1, 2025	in Income	Exchange	December 31, 2025
Operating losses	29,134	267	(139)	29,262
Research and development	354	(21)	(2)	331
Property and equipment	(2,576)	1,402	(31)	(1,205)
Capitalized software and other assets	(1,187)	173	11	(1,003)
Other	4,324	(774)	(56)	3,494
Valuation allowance	(30,049)	(1,047)	217	(30,879)
Net deferred taxes	-	-	-	-

	Balance	Recognized	Foreign	Balance
	January 1, 2024	in Income	Exchange	December 31, 2024
Operating losses	35,690	(5,771)	(785)	29,134
Research and development	367	(4)	(9)	354
Property and equipment	(3,883)	1,216	91	(2,576)
Capitalized software and other assets	(1,033)	(168)	14	(1,187)
Other	3,388	918	18	4,324
Valuation allowance	(34,529)	3,809	671	(30,049)
Net deferred taxes	-	-	-	-

For the year ended December 31, 2025, the Company recorded valuation allowances of $1.0 million against deferred tax assets incurred during the year. A valuation allowance is recognized to the extent that it is more likely than not that the deferred tax assets will not be realized (2024 – $3.8 million).

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

Tax loss carryforwards and other tax pools

The significant components of the Company’s net future income tax deductions in these consolidated financial statements are summarized as follows:

	2025	2024	2025	2024
	C$	C$	$	$
Non-capital loss carry-forwards	111,055	86,108	43,056	51,312
Undepreciated capital costs	2,925	5,637	5,096	2,815
Share issuance costs	1,018	2,444	-	-
Scientific research and experimental development tax incentives	1,971	1,971	-	-
Total future tax deductions	116,969	96,160	48,152	54,127

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

Stock-based compensation expense

	For the Year Ended December 31,
	2025	2024	2023
Equity-settled awards	3,138	2,466	2,331
Cash-settled awards	(101)	499	(25)
	3,037	2,965	2,306

The following summarizes RSUs, PRSUs, PSUs (each as defined herein) and DSUs activity during the periods:

	RSU Time-	RSU Performance-
	Based	Based	PSU	DSU
	Number of	Number of	Number of	Number of
	units	units	units	units
Outstanding at December 31, 2023	3,530,564	64,029	1,845,608	3,086,172
Granted	8,612,553	-	-	1,689,028
Vested or settled	(1,350,754)	(12,574)	-	(741,306)
Withheld to settle employee tax obligations	(351,672)	-	-	-
Forfeited or expired	(179,900)	(6,278)	-	-
Outstanding at December 31, 2024	10,260,791	45,177	1,845,608	4,033,894
Granted	735,000	-	1,262,000	1,013,209
Vested or settled	(1,883,839)	-	-	(1,582,115)
Withheld to settle employee tax obligations	(421,185)	-	-	-
Forfeited or expired	(509,182)	(45,177)	(510,000)	-
Outstanding at December 31, 2025	8,181,585	-	2,597,608	3,464,988

Restricted share units (time-based vesting)

Except as noted below, outstanding restricted share units (“RSUs”) that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant. The RSUs will be settled following vesting by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in 2025 and 2024 was C$0.90 and C$0.68, respectively, which was determined using the closing price of the Company’s common shares on their respective grant dates.

During 2023, 150,000 RSUs were granted to each of the chief executive officer, president and chief operating officer and chief financial officer which vested in the first and third quarters of 2024. During the third quarter of 2024, certain of the Company’s executives were granted (i) 5 million RSUs which will cliff vest on August 14, 2026 and (ii) 975,000 RSUs, one-third of which will vest every year over a three-year period from the date of grant, at a weighted average fair value of C$0.75 which was determined using the closing price of the Company’s common shares on their respective grant dates. Subsequent to year-end, the president and chief operating officer departed the Company. Under his executive employment contract, 2,866,667 RSUs will vest on an accelerated basis on March 3, 2026. These RSUs, net of tax, will be settled in common shares.

During the fourth quarter of 2025, 200,000 RSUs were granted to the chief transformation officer, which vested immediately and were settled in common shares. The weighted average fair value of the RSUs granted was C$1.01.

Restricted share units (performance-based vesting)

During 2022 and 2021, RSUs were granted to executives with service and performance-based conditions for vesting based on the Company’s share price performance (the “PRSUs”). Based on share price performance since the date of grant, 66.7% of the 2021 PRSUs vested on March 1, 2024, but none of the 2022 PRSUs vested upon completion of the three-year service period. As at December 31, 2024, the Company had 45,177 PRSUs outstanding. All PRSUs were expired as of December 31, 2025.

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through performance share units (“PSUs”). The performance period of the PSUs is from January 1, 2023, to December 31, 2026, with a cliff vesting term for December 31, 2026. 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of December 31, 2025, the fair value of these PSUs have been deemed to be nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023, 738,553 PSUs with a $nil value were forfeited as a result of an executive departure. There are 1,845,608 PSUs with a $nil value outstanding as at December 31, 2025. Subsequent to year-end, the president and chief operating officer departed from the Company and 922,804 PSUs and were forfeited.

During the fourth quarter of 2025, 752,000 PSUs were granted to the chief transformation officer. The performance period is from November 26, 2025 until June 30, 2026 with a cliff vesting term for June 30, 2026. The performance measures relate to success of cost savings targets tied to transformation efforts by the Company. As of December 31, 2025, the PSUs have been deemed to have a value of $0.6 million.

During the fourth quarter of 2025, 510,000 PSUs were granted to employees. The performance period ended December 31, 2025. The performance measure was for the Company to reach a share price of C$1.85 and Adjusted EBITDA greater than $20 million. At of the end of the performance period, the conditions were not met and all PSUs related to this grant were forfeited. The fair value of the PSUs were deemed to be $nil at the time of the grant based on the likelihood of achieving the target.

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the period. During 2025, the Company settled 0.3 million DSUs (nil in 2024) to departed directors with a fair value of $0.2 million ($nil in 2024). DSUs outstanding at December 31, 2025 had a fair value of $0.5 million which is included in other liabilities on the balance sheet (December 31, 2024 – $0.7 million).

Granted under LTIP

DSUs granted after May 30, 2023 (the “New DSUs”) will be settled by way of the provision of cash or shares (or a combination thereof) to the directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the DSUs granted in 2025 and 2024 was C$0.89 ($0.64) and C$0.69 ($0.50), respectively, which was determined using the closing price of the Company’s common shares on the grant date. During 2025, the Company settled 1.2 million New DSUs (nil in 2024) to departed directors with a fair value of $0.6 million ($nil in 2024). New DSUs outstanding at December 31, 2025 had a fair value of $1.4 million which is included in other liabilities on the balance sheet (December 31, 2024 – $1.3 million).

Options

The following summarizes options granted, forfeited and expired during the periods:

	Number of	Weighted average
	options	exercise price C$
Outstanding at December 31, 2023	209,409	7.71
Forfeited	(2,000)	7.84
Expired	(207,409)	7.70
Outstanding and exercisable at December 31, 2024	-	-
Outstanding and exercisable at December 31, 2025	-	-

Range of exercise prices outstanding at December 31, 2023:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number	remaining	exercise	Number	remaining	exercise
Range of exercise prices	outstanding	life	price C$	exercisable	life	price C$
C$6.01 – C$7.00	16,350	0.71	$6.12	16,350	0.71	$6.12
C$7.01 – C$8.00	193,059	0.38	$7.84	193,059	0.38	$7.84
Total	209,409			209,409

As at December 31, 2025, the Company had no outstanding options.

Dilutive instruments

For the years ended December 31, 2025 and December 31, 2023, respectively, 5.5 million and 3.6 million RSUs (including PRSUs), 2.3 million and 1.8 million New DSUS, 1.8 million PSUs, nil and 0.2 million options, and 34.5 million and 156.8 million shares would be issued if the principal amount of the Debentures were settled in our common shares at the year-end share price were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net loss per share.

For the year ended December 31, 2024, 2.3 million RSUs and PRSUs, 2.0 million New DSUs and 45.1 million shares which would have been issued if the principal amount of the Debentures were settled in common shares at the year-end price were included in the diluted earnings per share calculation (Note 19). 1.8 million PSUs and 0.2 million RSUs and PRSUs were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net income per share.

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

On February 13, 2025, the Company entered into a share repurchase agreement (the “NGEN Repurchase Agreement”) with NGEN III, LP (“NGEN”), pursuant to which the Company purchased for cancellation 3,920,844 common shares held by NGEN at a purchase price of $0.80 per share (the “Share Repurchase”). Pursuant to the terms of the NGEN Repurchase Agreement, the purchase price of $0.80 per share was a 1% discount to the closing price of the common shares on the TSX on January 27, 2025 (converted into U.S. Dollars using the February 13, 2025 closing exchange rate published by the Bank of Canada). Upon completion of the Share Repurchase on February 14, 2025, there were 189,643,903 common shares outstanding. The common shares repurchased under the Share Repurchase counted against the maximum number of shares that may be repurchased pursuant to the Shares NCIB, being 7,515,233 shares.

On December 18, 2025, the Company announced the renewal of the Shares NCIB ("Renewed Shares NCIB") which commenced on December 22, 2025, terminates on December 21, 2026 and permits DIRTT to acquire up to 9,593,878 common shares. All purchases will be made on the open market through the facilities of the TSX at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB will be immediately cancelled.

In addition to the Share Repurchase, DIRTT acquired and cancelled 1,860,152 common shares during the year ended December 31, 2025, under the Shares NCIB (58,478 common shares for the year ended December 31, 2024) and nil shares under the Renewed Shares NCIB.

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 1, 2025 - January 31, 2025	109,556	$0.77	109,556	7,347,199
February 1, 2025 - February 28, 2025(1)	4,074,200	$0.80	153,356	3,272,999
March 1, 2025 - March 31, 2025	255,351	$0.69	255,351	3,017,648
April 1, 2025 - April 30, 2025	266,546	$0.73	266,546	2,751,102
May 1, 2025 - May 31, 2025	197,129	$0.66	197,129	2,553,973
June 1, 2025 - June 30, 2025	266,473	$0.61	266,473	2,287,500
July 1, 2025 - July 31, 2025	255,173	$0.65	255,173	2,032,327
August 1, 2025 - August 31, 2025	1,500	$0.59	1,500	2,030,827
September 1, 2025 - September 30, 2025	84,956	$0.52	84,956	1,945,871
October 1, 2025 - October 31, 2025	13,000	$0.54	13,000	1,932,871
November 1, 2025 - November 30, 2025	88,456	$0.70	88,456	1,844,415
December 1, 2025 - December 31, 2025(2)	168,656	$0.68	168,656	9,593,878
Total	5,780,996		1,860,152	9,593,878

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

(2) The Renewed Shares NCIB commenced on December 22, 2025. In the month of December, 168,656 shares were purchased under the Shares NCIB and nil were purchased under the Renewed Shares NCIB, therefore no purchases were counted against the Renewed Shares NCIB limit of 9,593,878.

19. EARNINGS PER SHARE

On November 21, 2023, the Company announced a Rights Offering which allowed holders of common shares, as of the close of business on December 12, 2023, transferable subscription rights to purchase up to an aggregate of 85,714,285 common shares at a subscription price of C$0.35 per common share (refer to Note 16). An adjustment is required on the calculation of net loss per share for the year ended December 31, 2023 to account for the bonus factor that resulted from this event.

	For the Year Ended December 31,
	2025	2024	2023
Net (loss) income per share – basic
Net (loss) income (thousands of U.S. dollars)	$(14,448)	$14,770	$(14,584)
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	NA	$101,984
Weighted average number of shares outstanding (thousands of shares restated)	190,978	190,542	116,135
Net (loss) income per share (U.S. dollars) − basic (as previously calculated, prior to Rights Offering)	NA	NA	$(0.14)
Net (loss) income per share (U.S. dollars) − basic (as on the Consolidated Statement of Operations)	$(0.08)	$0.08	$(0.13)

Net (loss) income per share − diluted
Net (loss) income (thousands of U.S. dollars)	$(14,448)	$14,770	$(14,584)
Interest on convertible debentures	NA	2,400	NA
	$(14,448)	$17,170	$(14,584)
Weighted average number of shares outstanding (thousands of shares as previously calculated)	NA	NA	101,984
Weighted average number of shares outstanding (thousands of shares restated)	190,978	190,542	116,135
Dilutive debentures on convertible debt (thousands of shares) (1)	-	45,128	-
Dilutive RSUs and PRSUs (thousands of shares) (2)	-	2,556	-
Dilutive New DSUs (thousands of shares) (2)	-	2,013	-
Weighted average number of shares outstanding (thousands of shares)	190,978	240,239	116,135
Net (loss) income per share (U.S. dollars) − diluted (as previously calculated, prior to Rights Offering)	NA	NA	$(0.14)
Net (loss) income per share (U.S .dollars) − diluted (as on the Consolidated Statement of Operations)	$(0.08)	$0.07	$(0.13)

(1) For years ended December 31, 2025 and 2023, the Net loss per share - diluted excludes the effect of 34.5 million and 156.8 million shares, respectively, that would be issued if the principal amount of the Debentures were settled in our common shares at the year-end price and are excluded as they would be anti-dilutive. For the year ended December 31, 2024, the Net income per share − diluted includes the effect of 45.1 million shares related to the Debentures as they would have the potential to dilute basic earnings per share.

(2) For the years ended December 31, 2025 and 2023, the Net loss per share − diluted excludes the effect of 5.5 million and 3.6 million RSUs (including PRSUs) and nil and 1.8 million PSUs and 2.3 million and 1.8 million New DSUs, respectively, as these would be anti-dilutive. For the year ended December 31, 2024, the Net income per share − diluted includes the effect of 2.3 million RSUs (including PRSUs) and 2.0 million New DSUs would have the potential to dilute basic earnings per share.

20. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. Refer to Note 21 for the disaggregation of revenue by geographic region.

	For the Year Ended December 31,
	2025	2024	2023
Product	146,352	152,856	158,405
Transportation	16,987	16,066	17,674
License fees from Construction Partners	719	738	840
Total product revenue	164,058	169,660	176,919
Installation and other services	4,797	4,653	5,012
	168,855	174,313	181,931

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Year Ended December 31,
	2025	2024	2023
At a point in time	163,339	168,922	176,079
Over time	5,516	5,391	5,852
	168,855	174,313	181,931

Revenue recognized at a point in time represents the majority of the Company’s sales. Revenue is recognized when a customer obtains legal title to the product, which is when ownership of the product is transferred to, or services are delivered to, the customer. Revenue recognized over time is limited to installation, services and ongoing maintenance contracts with customers and is recorded as performance obligations are satisfied over the term of the contract.

Contract Liabilities

	As at December 31,
	2025	2024	2023
Customer deposits	3,474	4,028	5,290
Deferred revenue	33	-	-
Contract liabilities	3,507	4,028	5,290

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was lower as at December 31, 2025, compared to the prior year period mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2024 and 2023, respectively, totaling $4.0 million and $5.3 million were recognized as revenue during 2025 and 2024, respectively.

Sales by Industry

The Company periodically reviews product revenue by industry vertical market to evaluate trends and the success of industry specific sales initiatives. The nature of products sold to the various industries is consistent and therefore the periodic review is focused on sales performance.

	For the Year Ended December 31,
	2025	2024	2023
Commercial	97,975	121,518	116,693
Healthcare	40,302	21,230	33,970
Government	11,293	17,114	13,446
Education	13,769	9,060	11,970
License fees from Construction Partners	719	738	840
Total product and transportation revenue	164,058	169,660	176,919
Installation and other services	4,797	4,653	5,012
	168,855	174,313	181,931

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

Revenue from external customers

	For the Year Ended December 31,
	2025	2024	2023
Canada	19,433	23,921	19,934
U.S.	149,422	150,392	161,997
	168,855	174,313	181,931

Non-current assets

	As at December 31,	As at December 31,
	2025	2024
Canada	26,013	25,924
U.S.	14,104	25,137
	40,117	51,061

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

DIRTT’s chief operating decision maker in 2025 was the executive leadership team that includes the president and chief operating officer, chief financial officer, and the chief executive officer (subsequent to year-end, the president and chief operating officer departed the Company). The chief operating decision maker assesses performance for the solution segment and decides how to allocate resources based on gross profit and net (loss) income that also is reported on the consolidated statement of operations and comprehensive (loss) income as consolidated gross profit and net (loss) income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The chief operating decision maker uses net (loss) income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the solution segment or into other parts of the entity, such as to repay long term debt.

Gross profit and net (loss) income are used to monitor budget versus actual results. The chief operating decision maker also uses net (loss) income in competitive analysis by benchmarking to DIRTT’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

DIRTT derives revenue primarily in North America and manages the business activities on a consolidated basis. The technology used in the customer arrangements is based on a single software platform that is deployed to, and implemented by, customers in a similar manner.

Segment profit and loss reconciliation to net (loss) income after tax

	For the Year Ended December 31,
	2025	2024	2023
Revenue	168,855	174,313	181,931
Operating expenses (1)	66,753	60,149	76,097
Operating (loss) income	(11,306)	4,226	(16,555)
Other (expenses)/income and (losses)/gains (2)	(3,142)	10,544	1,971
Net (loss) income after tax	(14,448)	14,770	(14,584)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-
Net (loss) income after tax	(14,448)	14,770	(14,584)

(1) Includes Sales and marketing, General and administrative, Operations support, Technology and development, Stock-based compensation, Reorganization costs, Gain on disposal of lease, and Impairment charges

(2) Includes Tax expenses, non-recurring gains and losses, foreign exchange gain(loss), interest income, and interest expense

22. COMMITMENTS AND CONTINGENCIES

As at December 31, 2025, the Company had outstanding purchase obligations of approximately $4.0 million related to service commitments, inventory, and property, plant and equipment purchases (2024 – $4.2 million). Refer to Note 8 for lease commitments.

As previously disclosed, DIRTT Environmental Solutions Inc. received a subpoena for records in relation to an ongoing inquiry by the U.S. Department of Justice into certain projects and services provided by a third party and DIRTT dating back to 2014. The Company is complying with the subpoena and cooperating with the Department of Justice. There have been ongoing discussions regarding the possible resolution of these matters with the Department of Justice without admitting or denying liability. Based on the discussions to date, the Company provided $2.0 million as at December 31, 2025 for the cost of a potential settlement of these matters with the Department of Justice.

23. LEGAL PROCEEDINGS

With respect to the DIRTT’s lawsuit against Falkbuilt Ltd. (“Falkbuilt”), Messrs. Smed and Loberg, and their associates, in Utah, on February 5, 2025, the U.S. District Court for the Northern District of Utah (the “Utah Court”) granted Falkbuilt’s motion to dismiss the case, on the basis of forum non conveniens. In simple terms, the Utah Court decided that it would not hear DIRTT’s claim in Utah because Canada was more appropriate, and Canadian law applies to most of DIRTT’s claims. Further the Utah Court found that DIRTT’s Canadian company, DIRTT Environmental Solutions Ltd., owns the trade secrets that were the subject matter of the Utah claim, so whether the theft of those trade secrets occurred in Canada or abroad, they would result in injury to DIRTT Environmental Solutions Ltd. and should be pursued in Canada. The Utah Court, in essence, redirected the determination of those damages from Utah to Canada, being the appropriate forum for the legal dispute. On March 4, 2025, DIRTT filed a motion for reconsideration pursuant to Federal Rules of Civil Procedure, Rule 60(b). The reconsideration requests relief from the Utah Court’s February 5, 2025, Memorandum Decision and Order granting the Defendant’s motion to dismiss for forum non conveniens. The briefing is complete as of April 15, 2025, and the parties are awaiting a decision.

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

Other related party transactions for the year ended December 31, 2023, relate to the sale of DIRTT products and services to the 22NW Group for $0.3 million. The sale to the 22NW Group was based on price lists in force and terms that are available to all employees. There were no sales to the 22NW Group for the years ended December 31, 2025 and December 31, 2024.

On August 2, 2024, the Company entered into a Convertible Debenture Repurchase Agreement with 22NW Group to purchase for cancellation of C$18.9 million ($14.0 million) principal amount of the January Debentures and C$13.6 million ($10.1 million) principal amount of the December Debentures for an aggregate purchase price of C$22.1 million ($16.2 million). As at December 31, 2024, 22NW no longer held any Debentures. Interest earned on Debentures held by a related party is $nil for the year ended December 31, 2025 ($1.0 million for the year ended December 31, 2024). Interest was earned on terms applicable to all Debenture holders.

Additionally, on August 2, 2024, DIRTT entered into a support and standstill agreement (the “2024 Support Agreement”) with 22NW and WWT, DIRTT’s second largest shareholder, which replaced the support and standstill agreement entered into with 22NW on March 22, 2024. Under the 2024 Support Agreement, both 22NW and WWT agreed to certain voting and standstill obligations, including voting in favor of the management director nominees at each of DIRTT’s next two annual general meetings and voting in favor of the ratification of the Amended and Restated SRP. Additionally, each of 22NW and WWT has the right to designate a director nominee at each of DIRTT’s next two annual general meetings, and is subject to certain restrictions with respect to commencing a take-over bid for the Company. The 2024 Support Agreement also permits WWT to acquire up to 4,067,235 additional shares through market purchases (representing approximately 2% of the then issued and outstanding shares), which provides WWT with an opportunity to own the same number of shares as 22NW (being 57,447,988 shares, or approximately 29.8% of the issued and outstanding shares as of the date of the 2024 Support Agreement). The 2024 Support Agreement otherwise prohibits each of 22NW and WWT from acquiring any additional shares. Since the commencement of the 2024 Support Agreement, WWT acquired 156,250 shares in the year ended December 31, 2024. As of result of the share sale by WWT to the 726 Entities on February 13, 2026 as described below, WWT is no longer entitled to its nomination right under the 2024 Support Agreement. Except as amended by the 2026 Support Agreement described below, the 2024 Support Agreement otherwise remains in force.

To give effect to the terms of the 2024 Support Agreement, the Board adopted the Amended and Restated SRP, effective August 2, 2024, which amended and restated the Company’s shareholder rights plan agreement originally adopted by the Board on March 22, 2024 (the “Original SRP”). The Amended and Restated SRP was ratified by shareholders at the special meeting held on September 20, 2024 (the “SRP Meeting”). The Amended and Restated SRP revised the definition of “Exempt Acquisition” in order to permit WWT to acquire additional common shares without triggering the provisions of the Amended and Restated SRP. The Amended and Restated SRP is otherwise consistent with the Original SRP and is substantially similar to the rights plan adopted by the Company in 2021. Like the Original SRP, the Amended and Restated SRP is intended to help ensure that all shareholders of the Company are treated fairly and equally in connection with any unsolicited take-over bid or other acquisition of control of the Company (including by way of a “creeping” take-over bid). The Amended and Restated SRP was not adopted in response to any specific proposal to acquire control of the Company, and the Board was not aware of any pending or potential take-over bid for the Company at the time of the adoption.

25. SUBSEQUENT EVENTS

On January 31, 2026, the Company repaid the principal amount of the Company’s issued and outstanding 6.00% convertible unsecured subordinated debentures (the “January Debentures”) of C$16.6 million ($12.1 million).

In February 2026, the Company received C$5.5 million from BDC as part of the Loan. Related to this transaction, the Company entered into the Seventh Amended RBC Facility and the Priority Agreement.

On February 17, 2026, the Company entered into a support and standstill agreement (the “2026 Support Agreement”) with 22NW, and 726 BF LLC and 726 BC LLC (collectively, the “726 Entities”), which amends 2024 Support Agreement in respect of certain matters. The 2026 Support Agreement was entered into in connection with the acquisition by the 726 Entities of certain common shares from WWT, as a result of which the 726 Entities own collectively approximately 15.0% of the Company's outstanding common shares. Under the 2026 Support Agreement, each of 22NW and the 726 Entities has the right to designate a director nominee at the Company's annual general meeting to be held in 2026 (the “2026 Meeting”), so long as they respectively own at least the lesser of (i) 10% of the then outstanding common shares, or (ii) 19,174,445 common shares. Under the 2026 Support Agreement, both 22NW and the 726 Entities are subject to certain voting and standstill obligations, including voting in favor of the management director nominees at the 2026 Meeting. Additionally, 22NW and the 726 Entities are each subject to certain restrictions with respect to commencing a take-over bid for the Company. The Support Agreement otherwise prohibits each of 22NW and the 726 Entities from acquiring any additional common shares and terminates on the date which is 90 days following the 2026 Meeting. Pursuant to the terms of the 2026 Support Agreement, the Company appointed Jeremy Gold, Managing Director, Briger Family Office, to the Board effective February 13, 2026. Mr. Gold is the nominee director for the 726 Entities under the 2026 Support Agreement.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2025, based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our information circular and proxy statement (“proxy statement”) related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of the report:
(1)
Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, as at December 31, 2025 and 2024

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

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

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 10-K, File 001-39061, filed on February 26, 2025).

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

Exhibit No.	Exhibit or Financial Statement Schedule

(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on November 23, 2021).
10.3+	Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

10.4+	DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on May 22, 2020).

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

10.13+

Indemnity Agreement, dated April 26, 2022, between the Company and Douglas A. Edwards, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q File No. 001-39061, filed on May 4, 2022).

10.14+

Indemnity Agreement, dated June 22, 2022, between DIRTT Environmental Solutions Ltd and Benjamin Urban, together with a schedule identifying other substantially identical agreements between the Company and each of the other persons identified on the schedule (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, File No. 001-39061, filed on July 27, 2022).

10.15+

Indemnity Agreement, dated August 2,2023, between DIRTT Environmental Solutions Ltd and Fareeha Khan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-39061, filed on November 9, 2023).

10.16#

Industrial Lease, dated September 15, 2012, by and between Piret (7303-30th Street SE) Holdings Inc. and DIRTT Environmental Solutions Ltd. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form 10, File No. 001-39061, filed on September 20, 2019).

Exhibit No.	Exhibit or Financial Statement Schedule

10.17#

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

10.23#

Lease Amending Agreement, dated April 6, 2022, by and between Piret (7303 - 30th Street SE) Holdings Inc. and DIRTT Environmental Solutions Ltd (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 001-39061, filed on July 27, 2022).

10.24

Letter Agreement, dated January 7, 2021, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, File No. 001-39061, filed on January 13, 2021).

10.25+

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

10.26#†

Second Amendment to Loan Agreement, dated February 9, 2023, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K,File No. 001-39061, filed on February 22, 2023).

10.27+#†

Co-ownership Agreement by and between DIRTT Environmental Solutions Ltd. and Armstrong World Industries, Inc., effective May 9, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q,File No. 001-39061, filed on August 2, 2023).

10.28+#

DIRTT Environmental Solutions Ltd. Amended and Restated Long Term Incentive Program effective May 30, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q,File No. 001-39061, filed on August 2, 2023).

Exhibit No.	Exhibit or Financial Statement Schedule

10.29

DIRTT Environmental Solutions Ltd. 2022 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q File No. 001-39061, filed on May 4, 2022)

10.30#†

Third Amendment to Loan Agreement, dated February 9, 2024, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 10-K, File No. 001-39061, filed on February 24, 2024).

10.31

Lease Amending Agreement, dated February 6, 2023, by and between HOOPP Realty Inc./Les Immeubles HOOPP Inc., (6335 - 57th Street SE) and DIRTT Environmental Solutions Ltd (incorporated by reference to Exhibit 10.40 to the Registrant’s Current Report on Form 10-K, File No. 001-39061, filed on February 21, 2024).

10.32†

Indemnity Agreement, dated March 4, 2024, between DIRTT Environmental Solutions Ltd and Shalima Pannikode.(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, File No. 001-39061, filed on May 8, 2024).

10.33

Support and Standstill Agreement, dated as of March 22, 2024, by and between DIRTT Environmental Solutions Ltd. and 22NW Fund, LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, File No. 001-39061, filed on March 25, 2024).

10.35

DIRTT Environmental Solutions Second Amended and Restated DIRTT Environmental Solutions Ltd. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K, File No. 001-39061, filed May 10, 2024).

10.36#

Convertible Debenture Repurchase Agreement, dated as of August 2, 2024, by and between DIRTT Environmental Solutions Ltd. and 22NW Fund, LP (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K,File No. 001-39061, filed August 2, 2024).

10.37#

Support and Standstill Agreement, dated as of August 2, 2024, by and among DIRTT Environmental Solutions Ltd., 22NW Fund, LP and WWT Opportunity #1 LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K,File No. 001-39061, filed August 2, 2024).

10.38#*	Support and Standstill Agreement, dated as of February 13, 2026, among DIRTT Environmental Solutions Ltd., 22NW Fund. LP, 726 BF LLC, and 726 BC LLC.

10.39#

Indemnity Agreement, dated November 26, 2024, between DIRTT Environmental Solutions Ltd. and Holly Hess Groos (incorporated by reference to Exhibit 10.42 of the Registrant’s Current Report on Form 10-K, File No. 001-39061, filed on February 26, 2025).

10.40#

Triparty Agreement dated February 20, 2025, by and among Royal Bank of Canada, Great Midwest Insurance Company and any other company that is part of or added to Skyward Specialty Insurance Group, Inc. for which surety business is underwritten by the Skyward Specialty surety division and DIRTT Environmental Solutions Ltd. and DIRTT Environmental Solutions, Inc. (incorporated by reference to Exhibit 10.43 of the Registrant’s Current Report on Form 10-K, File No. 001-39061, filed on February 26, 2025).

10.41#

Fourth Amendment to Loan Agreement, dated February 12, 2025, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.44 of the Registrant’s Current Report on Form 10-K, File No. 001-39061, filed on February 26, 2025).

10.42#†

Fifth Amendment to Loan Agreement, dated February 20, 2025, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.45 of the Registrant’s Current Report on Form 10-K, File No. 001-39061, filed on February 26, 2025).

10.43#†

Lease Amending Agreement dated April 25, 2024, by and between Piret (7303 - 30th Street SE) Holdings Inc. and DIRTT Environmental Solutions, Ltd. (incorporated by reference to Exhibit 10.46 of the Registrant’s Current Report on Form 10-K, File No. 001-39061, filed on February 26, 2025).

Exhibit No.	Exhibit or Financial Statement Schedule

10.44#

Indemnity Agreement, dated July 30, 2025, between DIRTT Environmental Solutions Ltd. and Adrian Zarate (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q, File No. 001-39061, filed on November 6, 2025).

10.45*	Lease Amending Agreement dated November 10, 2025, by and between Dream Industrial Twofer (GP) Inc. and DIRTT Environmental Solutions, Ltd.

10.46*+†

Form of Performance Share Unit Award Agreement, dated November 26, 2025, Under the DIRTT Environmental Solutions Ltd. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8, File No. 333-238689, filed on May 26, 2020).

10.47*+	Amendment of Letter of Offer for BDC Loan, dated February 6, 2026, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Business Development Bank of Canada.

10.48*+	Executive Employment Agreement, dated November 26, 2025, by and between DIRTT Environmental Solutions Ltd. and Adrian Zarate.

10.49

Sixth Amendment to Loan Agreement, dated November 4, 2025, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q, File No. 001-39061, filed on November 6, 2025).

10.50*	Letter of Offer for BDC Loan, dated October 22, 2025, by and among DIRTT Environmental Solutions Ltd. and Business Development Bank of Canada.

10.51*	Amendment of Letter of Offer for BDC Loan, dated January 30, 2026, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Business Development Bank of Canada.

10.52*	Seventh Amendment to Loan Agreement, dated February 11, 2026, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada.

10.53*	Indemnity Agreement, dated January 30, 2026, between DIRTT Environmental Solutions Ltd. and Jeremy Gold.

10.54*#	Priority Agreement with BDC, dated February 11, 2026, by and among Business Development Bank of Canada and DIRTT Environmental Solutions, Ltd.

10.55*#	Priority Agreement with BDC, dated February 11, 2026, by and among Business Development Bank of Canada and DIRTT Environmental Solutions, Inc.

19.1*	Insider Trading Policy

19.2*	Insider Trading Policy (Pre-clearance group)

21.1*	Subsidiaries of DIRTT Environmental Solutions Ltd.

23.1*	Consent of PricewaterhouseCoopers, L.L.P., independent registered public accounting firm.

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

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

Date: February 25, 2026	By:	/s/ Benjamin Urban
Name: Benjamin Urban
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benjamin Urban Benjamin Urban	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026

/s/ Fareeha Khan Fareeha Khan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026

/s/ Scott Robinson Scott Robinson	Director	February 25, 2026

/s/ Douglas Edwards Douglas Edwards	Director	February 25, 2026

/s/ Adrian Zarate Adrian Zarate	Director	February 25, 2026

/s/ Holly Hess Groos Holly Hess Groos	Director	February 25, 2026

/s/ Shalima Pannikode Shalima Pannikode	Director	February 25, 2026

/s/ Scott Ryan Scott Ryan	Director	February 25, 2026

/s/ Jeremy Gold Jeremy Gold	Director	February 25, 2026