Form 10-Q
period 2026-03-31
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2026-05-06
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The registrant had 193,680,944 common shares outstanding as of April 27, 2026.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2026

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those contained in, or expressed or implied by such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 25, 2026 (our “Annual Report on Form 10-K”), and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

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
•
our ability to develop our Construction Services channel (previously referred to as Integrated Solutions) and the effects thereof;
•
inflation and material fluctuations of commodity prices, including raw materials, and our ability to set prices for our products that satisfactorily adjust for inflation, tariffs, and fluctuations in commodity prices;
•
shortages of supplies of certain key components and materials or disruption in supplies due to global events;
•
global economic, political and social conditions affecting financial markets, such as the war in Ukraine and the conflict in the Middle East, including Iran;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheet

(Unaudited – Stated in thousands of U.S. dollars)

	As at March 31,	As at December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	14,999	20,326
Restricted cash	249	249
Trade and accrued receivables, net of expected credit losses of $0.1 million at March 31, 2026 and December 31, 2025	23,813	22,369
Other receivables	723	716
Inventory	14,921	15,757
Prepaids and other current assets	2,504	2,970
Total Current Assets	57,209	62,387
Property, plant and equipment, net	14,196	14,930
Capitalized software, net	2,923	3,009
Operating lease right-of-use assets, net	17,827	18,900
Other assets	3,086	3,278
Total Assets	95,241	102,504
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	20,999	19,430
Other liabilities	5,639	5,436
Customer deposits and deferred revenue	5,219	3,507
Current portion of long-term debt and accrued interest	12,432	23,159
Current portion of lease liabilities	5,176	5,215
Total Current Liabilities	49,465	56,747
Long-term debt	5,459	220
Long-term lease liabilities	15,869	17,002
Total Liabilities	70,793	73,969
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 193,609,054 issued and outstanding at March 31, 2026 and 191,912,548 issued and outstanding at December 31, 2025	216,519	214,990
Additional paid-in capital	9,752	11,189
Accumulated other comprehensive loss	(17,442)	(17,065)
Accumulated deficit	(184,381)	(180,579)
Total Shareholders’ Equity	24,448	28,535
Total Liabilities and Shareholders’ Equity	95,241	102,504

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2026	2025
Product revenue	40,816	40,346
Service revenue	1,616	949
Total revenue	42,432	41,295

Product cost of sales	27,319	26,356
Service cost of sales	2,112	397
Total cost of sales	29,431	26,753
Gross profit	13,001	14,542

Expenses
Sales and marketing	5,031	5,177
General and administrative	5,436	5,480
Operations support	1,615	2,030
Technology and development	941	1,228
Stock-based compensation	875	739
Reorganization	2,367	210
Total operating expenses	16,265	14,864

Operating loss	(3,264)	(322)
Interest income	82	262
Gain on extinguishment of convertible debentures	-	7
Foreign exchange gain (loss)	339	(112)
Interest expense	(350)	(451)
	71	(294)
Net loss before tax	(3,193)	(616)
Income taxes
Current and deferred income tax expense	80	45
Net loss after tax	(3,273)	(661)

Net loss per share
Net loss per share − basic and diluted	(0.02)	(0.00)

Weighted average number of shares outstanding (in thousands)
Basic and diluted	192,358	191,580

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Comprehensive Loss

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2026	2025
Net loss after tax for the period	(3,273)	(661)
Exchange differences on translation of foreign operations	(377)	67
Comprehensive loss for the period	(3,650)	(594)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2024	193,605,237	219,023	8,206	(18,541)	(166,098)	42,590
Stock-based compensation	-	-	566	-	-	566
Issued on vesting of RSUs	343,455	366	(366)	-	-	-
Issued for employee share purchase plan	236,834	152	-	-	-	152
Cancelled from Shares NCIB and Share Repurchase (as each defined in Note 9)	(4,439,107)	(4,880)	1,368	-	-	(3,512)
RSUs withheld to settle employee tax obligations	-	-	(1)	-	-	(1)
Foreign currency translation adjustment	-	-	-	67	-	67
Net loss for the period	-	-	-	-	(661)	(661)
As at March 31, 2025	189,746,419	214,661	9,773	(18,474)	(166,759)	39,201
As at December 31, 2025	191,912,548	214,990	11,189	(17,065)	(180,579)	28,535
Stock-based compensation	-	-	537	-	-	537
Issued on vesting of RSUs	1,715,613	1,669	(1,669)	-	-	-
RSUs withheld to settle employee tax obligations	-	-	(401)	-	(529)	(930)
Issued for employee share purchase plan	188,899	94	-	-	-	94
Cancelled from Shares NCIB (as defined in Note 9)	(208,006)	(234)	96	-	-	(138)
Foreign currency translation adjustment	-	-	-	(377)	-	(377)
Net loss for the period	-	-	-	-	(3,273)	(3,273)
As at March 31, 2026	193,609,054	216,519	9,752	(17,442)	(184,381)	24,448

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss for the period	(3,273)	(661)
Adjustments:
Depreciation and amortization	1,427	1,480
Stock-based compensation	875	739
Foreign exchange (gain) loss	(437)	256
Gain on extinguishment of convertible debt	-	(7)
Accretion of convertible debentures	61	84
Loss on disposal	-	115
Changes in operating assets and liabilities:
Trade and accrued receivables	(1,508)	3,293
Other receivables	(21)	(247)
Inventory	636	651
Prepaid and other assets, current and long term	601	17
Accounts payable and accrued liabilities	1,430	(1,694)
Other liabilities	(92)	-
Customer deposits and deferred revenue	1,723	(371)
Current portion of long-term debt and accrued interest	(134)	(10)
Lease liabilities	(81)	39
Net cash flows provided by operating activities	1,207	3,684

Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(436)	(298)
Capitalized software development expenditures	(274)	(479)
Other asset expenditures	(21)	(6)
Recovery of software development expenditures	-	54
Net cash flows (used in) investing activities	(731)	(729)

Cash flows from financing activities:
Common share repurchases	(138)	(3,512)
Repayment of long-term debt	(12,065)	(96)
Employee tax payments on vesting of RSUs	(401)	(1)
Net proceeds received on long-term debt	6,908	-
Net cash flows (used in) financing activities	(5,696)	(3,609)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(107)	(191)
Net decrease in cash, cash equivalents and restricted cash	(5,327)	(845)
Cash, cash equivalents and restricted cash, beginning of period	20,575	29,531
Cash, cash equivalents and restricted cash, end of period	15,248	28,686
Supplemental disclosure of cash flow information:
Interest paid	(397)	(358)
Income taxes paid	(73)	(5)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within
the consolidated balance sheet.	As at March 31,
	2026	2025
Cash and cash equivalents	14,999	28,443
Restricted cash	249	243
Total cash, cash equivalents and restricted cash	15,248	28,686

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

DIRTT is incorporated under the laws of the province of Alberta, Canada. Its headquarters is located at 7303 – 30th Street S.E., Calgary, AB, Canada T2C 1N6 and its registered office is located at 4500, 855 – 2nd Street S.W., Calgary, AB, Canada T2P 4K7. DIRTT’s common shares trade on the Toronto Stock Exchange under the symbol “DRT” and on the OTCQX® Best Market (“OTCQX”) under the symbol “DRTTF.”

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of March 31, 2026, and its results of operations and cash flows for the three months ended March 31, 2026 and 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 included in the Annual Report on Form 10-K of the Company as filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commission or similar regulatory authorities in Canada on February 25, 2026 (the “Annual Report on Form 10-K”).

In these Financial Statements, unless otherwise indicated, all dollar amounts are expressed in United States (“U.S.”) dollars. DIRTT’s financial results are consolidated in Canadian dollars, the Company’s functional currency, and the Company has adopted the U.S. dollar as its reporting currency. All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

Principles of consolidation

The Financial Statements include the accounts of DIRTT Environmental Solutions Ltd. and its subsidiary. All intercompany balances, income and expenses, unrealized gains and losses, and dividends resulting from intercompany transactions have been eliminated on consolidation.

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

On November 27, 2024, the FASB issued Accounting Standards Update No. 2024-04, “Induced Conversions of Convertible Debt Instruments” (“ASU-2024-04”) which requires discussing an entity’s assessment of induced conversion and debt extinguishment of convertible debt instruments. The amendments in ASU-2024-04 are effective for fiscal years beginning after December 15, 2025, on a prospective basis with an option of retrospective application. The Company has adopted this standard and expects minimal impact, as the Company has no existing convertible debt instruments to which this update applies.

On July 30, 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments - Credit Losses” (“ASU-2025-05”) which requires additional consideration when estimating the expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments in ASU-2025-05 are effective for fiscal years beginning after December 15, 2025. The Company has adopted this standard and expects minimal impact to the financial statements and disclosures.

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

On December 8, 2025, the FASB issued Accounting Standards Update No. 2025-11, “Narrow-Scope Improvements to Interim Reporting” (the “ASU-2025-11”) which clarifies the guidance on interim reporting disclosures. The amendments in ASU-2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact of the adoption of this standard.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its Financial Statements.

4. REORGANIZATION

Transformation Office

In early 2025, a transformation office was set up, to accelerate the strategic transformation of our business by streamlining the Company’s processes and procedures, supporting the Construction Services channel, and improving productivity across the Company (the “Transformation Office”). We are incurring one-time consultant costs to assist in, advise, and implement our transformation actions, as well as one-time termination benefits as a result of elimination of positions. The program is planned to be completed in 2026.

For the three months ended March 31, 2026 and 2025, the following reorganization costs incurred relate to the above mentioned initiatives:

	For the Three Months Ended March 31,
	2026	2025
Termination benefits	1,404	-
Transformation Office costs	949	-
Rock Hill Facility closure of operations	-	210
Other costs	14	-
Total reorganization costs	2,367	210

Reorganization costs in accounts payable and accrued liabilities at January 1, 2026	2,088
Reorganization expense	2,367
Reorganization costs paid	(1,840)
Reorganization costs in accounts payable and accrued liabilities at March 31, 2026	2,615

Of the $2.6 million of reorganization costs in accounts payable and accrued liabilities as at March 31, 2026 (December 31, 2025 – $2.1 million), $2.2 million relates to termination benefits (December 31, 2025 – $1.8 million) and $0.4 million relates to other reorganization costs (December 31, 2025 – $0.3 million).

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial well-being of our customers. At March 31, 2026, approximately 66% of our trade accounts receivable are trade credit insured, relating to accounts receivable from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities. In addition, where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the three months ended March 31, 2026, two Construction Partners accounted for greater than 9% of revenue (one Construction Partner accounted for 9% of revenue for the three months ended March 31, 2025).

The Company’s aged receivables were as follows:

	As at
	March 31, 2026	December 31, 2025
Current	21,389	19,894
Overdue	2,501	2,552
	23,890	22,446
Less: expected credit losses	(77)	(77)
Trade and accrued receivables, net of expected credit losses	23,813	22,369

No adjustment to our expected credit losses of $0.1 million was required for the three months ended March 31, 2026 for our trade receivables. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

6. OTHER LIABILITIES

	As at
	March 31, 2026	December 31, 2025
Warranty provisions (1)	858	863
DSU liability	2,254	1,954
Income taxes payable	253	247
Sublease deposits	112	206
Other provisions and other liabilities	2,162	2,166
Other liabilities	5,639	5,436

(1)
The following table presents a reconciliation of the warranty provision balance:

	As at
	March 31, 2026	December 31, 2025
As at January 1,	863	849
Additions to warranty provision	113	619
Payments related to warranties	(118)	(605)
	858	863

As previously disclosed, DIRTT Environmental Solutions Inc. received a subpoena for records in relation to an ongoing inquiry by the U.S. Department of Justice into certain projects and services provided by a third party and DIRTT dating back to 2014. The Company is complying with the subpoena and cooperating with the U.S. Department of Justice. There have been ongoing discussions regarding the possible resolution of these matters with the U.S. Department of Justice without admitting or denying liability. Based on the discussions to date, the Company provided $2.0 million as at December 31, 2025 for the cost of a potential settlement of these matters with the U.S. Department of Justice.

7. LONG-TERM DEBT

	Leasing Facilities	Convertible Debentures	BDC Loan	Total Debt
Balance at January 1, 2025	373	21,979	-	22,352
Accretion of issue costs	-	338	-	338
Accrued interest	28	1,384	-	1,412
Interest payments	(28)	(1,394)	-	(1,422)
Principal repayments	(81)	(314)	-	(395)
Gain on extinguishment	-	(24)	-	(24)
Exchange differences	17	1,101	-	1,118
Balance at December 31, 2025	309	23,070	-	23,379
Current portion of long-term debt and accrued interest	89	23,070	-	23,159
Long-term debt	220	-	-	220

Balance at January 1, 2026	309	23,070	-	23,379
Issuances	-	-	6,908	6,908
Accretion of issue costs	-	52	9	61
Accrued interest	6	227	30	263
Interest payments	(6)	(361)	(30)	(397)
Principal repayments	(22)	(12,043)	-	(12,065)
Exchange differences	(4)	(247)	(7)	(258)
Balance at March 31, 2026	283	10,698	6,910	17,891
Current portion of long-term debt and accrued interest	90	10,698	1,644	12,432
Long-term debt	193	-	5,266	5,459

Revolving Credit Facility

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”), as disclosed in our Annual Report on Form 10-K. The Company has extended the RBC Facility a number of times since 2023, including on November 4, 2025 (the “Fifth Extended RBC Facility”). The Fifth Extended RBC Facility matures on November 30, 2026 and is subject to the same borrowing base terms as the previous facility with the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. The Company would have been in default under the Fifth Extended RBC Facility if the January Debentures were not paid in full or refinanced on terms and conditions satisfactory to RBC by January 31, 2026. The January Debentures were paid in full on January 31, 2026.

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

On March 11, 2026, the Company entered into the Waiver and Eighth Amendment to Loan Agreement (the “Eighth Amended RBC Facility”), which matures on November 30, 2026. The Eighth Amended RBC Facility is subject to the same borrowing base terms stated in the Seventh Amended RBC Facility. The Eighth Amended RBC Facility includes a customary “Restricted Payments” covenant that prohibits us from, among other things, repurchasing our common shares and paying dividends, unless we have satisfied certain conditions (the “Payment Conditions”). The Payment Conditions include conditions that, after giving effect to the relevant Restricted Payment, the Company has a net borrowing availability of C$5.0 million over the preceding 30-day period, and our fixed charge coverage ratio (“FCCR”) be at least 1.10 to 1.00 on a trailing 12-month basis. In February 2026, we and RBC determined that our purchases of our common shares under our NCIB in December 2025 did not comply with the Restricted Payments covenant because our FCCR was below 1.10 to 1.00. The Eighth Amended RBC Facility provided a waiver in connection with the foregoing.

At March 31, 2026, available borrowings under the Eighth Amended RBC Facility are C$14.0 million ($10.1 million) (December 31, 2025 – C$16.3 million ($11.8 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. Under the RBC Facility, if the “Net Borrowing Availability” (defined as the borrowing base less any loan advances and letters of credit or guarantee and if undrawn including unrestricted cash), was less than C$3.0 million for at least thirty consecutive calendar days, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve-month basis. As at March 31, 2026, the Company is in compliance with its financial covenants.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.2 million) has been drawn and C$4.0 million ($3.0 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%.

The Company did not make any draws on the Canada Leasing Facility during the three months ended March 31, 2026 (2025 – $nil). The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures (the “January Debentures”) with a syndicate of underwriters. On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures matured and became repayable on January 31, 2026 (the “January Debentures Maturity Date”) and accrued interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal were payable in cash or shares at the option of the Company. The January Debentures were convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. On November 21, 2023, the Company announced that the Board of Directors had approved a rights offering (the “Rights Offering”) to its common shareholders for aggregate gross proceeds of C$30.0 million ($22.4 million). As a result of the Rights Offering, the conversion price of the January Debentures was adjusted to C$4.03 per common share representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the issuer bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures, and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures (“Issuer Bid”). On August 2, 2024, the Company purchased C$18,915,000 principal amount of the January Debentures for cancellation through the Debenture Repurchase. On August 28, 2024, the Company commenced the Debentures normal course issuer bid (the “Debentures NCIB”) which expired on August 27, 2025. On August 26, 2025, the Company announced the renewal of the Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB (the “Renewed Debentures NCIB”) and is expected to terminate on August 27, 2026 for the December Debentures. The Renewed Debentures NCIB terminated on January 31, 2026, with respect to the January Debentures, concurrent with the January Debentures Maturity Date and repayment of the January Debentures. During the three months ended March 31, 2026, the Company repurchased for cancellation C$nil ($nil) principal amount of January Debentures (C$0.03 million ($0.02 million) for the three months ended March 31, 2025 as part of the Debentures NCIB). The January Debentures balance of C$16.6 million ($12.1 million) was paid in full on January 31, 2026.

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures (the “December Debentures”, and collectively with the January Debentures, the “Debentures” with a syndicate of underwriters. The December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. As a result of the Rights Offering, the conversion price of the December Debentures was adjusted to C$3.64 per common share representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures. On August 2, 2024, the Company repurchased for cancellation C$13.6 million ($10.1 million) principal amount of December Debentures held by 22NW Fund, L.P. (“22NW”). On August 28, 2024, the Company commenced the Debentures NCIB which expired on August 27, 2025. On August 26, 2025, the Company announced the Renewed Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB. The Renewed Debentures NCIB is expected to terminate on August 27, 2026 with respect to the December Debentures. During the three months ended March 31, 2026, the Company repurchased for cancellation C$0.03 million ($0.02 million) principal amount of the December Debentures, as part of the Renewed Debentures NCIB and (C$0.1 million ($0.1 million) for the three months ended March 31, 2025 as part of the Debentures NCIB. As at March 31, 2026, C$14.8 million ($10.6 million) principal amount of the December Debentures was outstanding.

BDC Loan

On December 11, 2025, the Company entered into a letter agreement (the “Letter”) with the Business Development Bank of Canada (“BDC”), pursuant to which BDC committed to lending the Company up to C$15.0 million (the “Loan”) subject to the satisfaction of certain conditions. The Letter was subsequently amended on January 30, 2026, February 9, 2026 and March 9, 2026 (the “Amended Letter”).

Following the satisfaction of the conditions precedent set forth in the Letter, the Company received an initial disbursement of C$5.5 million on February 13, 2026 and, following satisfaction of certain additional conditions, a second disbursement of C$4.5 million on March 11, 2026. Subject to certain conditions, it is expected that BDC will make a third disbursement of C$5.0 million in the second half of 2026. The Loan accrues interest at a rate equal to BDC’s floating base rate (6.55% per annum) minus 0.75%. Monthly principal repayments of the Loan commence in May 2026 and additional monthly interest payments are due on the last day of each month, beginning on March 31, 2026. The Loan matures on April 30, 2032. Costs of the transaction were approximately C$0.4 million ($0.3 million). As at March 31, 2026, the Company is in compliance with the Loan’s financial covenants.

The obligations of the Company under the Amended Letter are secured by: (a) general security agreements from the Company granting (i) a first-ranking security interest in specific equipment, and (ii) a second priority security interest in all other present and after acquired personal property (excluding consumer goods), subject to certain registered charges; (b) guarantees from DIRTT Environmental Solutions, Inc. for the full amount of the Loan, supported by general security agreements granting (i) a first ranking security interest in specific equipment and (ii) second priority security interest in all other present and after acquired personal property (excluding consumer goods), subject to certain registered charges; (c) various landlord’s waivers of distraint; (d) first mortgage in the principal amount of US$5.0 million on the land and buildings located at 325 North Wells Street, Chicago, IL, USA, and (e) a letter of credit for C$3.5 million for the third disbursement of C$5.0 million.

The proceeds of the Loan, together with cash on hand, were used to refinance the January Debentures.

The following table includes principal maturities of the BDC Loan at March 31, 2026:

BDC Loan
2026	797
2027	1,196
2028	1,196
2029	1,196
2030	1,196
Thereafter	1,594
Total	7,175

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

Stock-based compensation expense

	For the Three Months Ended March 31,
	2026	2025
Equity-settled awards	918	739
Cash-settled awards	(43)	-
	875	739

The following summarizes RSUs, PRSUs, PSUs (each as defined herein) and DSUs activity during the periods:

	RSU Time-	RSU Performance-
	Based	Based	PSU	DSU
	Number of	Number of	Number of	Number of
	units	units	units	units
Outstanding at December 31, 2024	10,260,791	45,177	1,845,608	4,033,894
Granted	-	-	-	247,277
Vested or settled	(343,455)	-	-	-
Withheld to settle employee tax obligations	(952)	-	-	-
Forfeited or expired	(73,235)	(45,177)	-	-
Outstanding at March 31, 2025	9,843,149	-	1,845,608	4,281,171
Outstanding at December 31, 2025	8,181,585	-	2,597,608	3,464,988
Granted	-	-	-	258,254
Vested or settled	(1,715,613)	-	-	-
Withheld to settle employee tax obligations	(1,414,970)	-	-	-
Forfeited or expired	(180,214)	-	(922,804)	-
Outstanding at March 31, 2026	4,870,788	-	1,674,804	3,723,242

Restricted share units (time-based vesting)

Except as noted below, outstanding restricted share units (“RSUs”) that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant. The RSUs will be settled following vesting by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. There were no RSUs granted in the three months ended March 31, 2026 and March 31, 2025, respectively.

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

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through performance share units (“PSUs”). The performance period of the PSUs is from January 1, 2023, to December 31, 2026, with a cliff vesting term for December 31, 2026. An aggregate of 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of March 31, 2026, the fair value of these PSUs have been deemed to be $nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023 and the first quarter of 2026, 738,553 PSUs and

922,804 PSUs, respectively, with a $nil value were forfeited as a result of executive departures and 922,804 PSUs with a $nil value are outstanding at March 31, 2026.

During the fourth quarter of 2025, the Company granted 752,000 PSUs to its chief transformation officer. The performance period is from November 26, 2025 to June 30, 2026 with a cliff vesting date for June 30, 2026. The performance measures relate to success of cost savings targets tied to transformation efforts by the Company. As of March 31, 2026, the PSUs were deemed to have a value of $0.6 million (December 31, 2025 – $0.6 million).

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the period. DSUs outstanding at March 31, 2026 had a fair value of $0.4 million which is included in other liabilities on the balance sheet (December 31, 2025 – $0.5 million).

Granted under the LTIP

DSUs granted after May 30, 2023 (the “New DSUs”) will be settled by way of the provision of cash or shares (or a combination thereof) to the directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the DSUs granted in the first three months of 2026 and 2025 was C$0.77 ($0.55) and C$1.04 ($0.73), respectively, which was determined using the closing price of the Company’s common shares on the grant date. New DSUs outstanding at March 31, 2026 had a fair value of $1.5 million which is included in other liabilities on the balance sheet (December 31, 2025 – $1.4 million).

Dilutive Instruments

For the three months ended March 31, 2026 and three months ended March 31, 2025, 1.1 million and 6.6 million RSUs, respectively, 2.8 million and 3.0 million New DSUs, respectively, 0.9 million and 1.8 million PSUs, respectively, and 18.1 million and 31.4 million common shares, respectively, which would have been issued if the principal amounts of the December Debentures and the January Debentures were settled in common shares at the quarter-end price were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net loss per share.

9. SHARE REPURCHASES

On December 18, 2024, the Company announced a normal course issuer bid for common shares (the “Shares NCIB”), which commenced on December 20, 2024 and terminated on December 19, 2025, and permitted DIRTT to acquire up to 7,515,233 common shares. All repurchases under the Shares NCIB were made on the open market through the facilities of the Toronto Stock Exchange (the “TSX”) at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB were immediately cancelled.

On December 18, 2025, the Company announced the renewal of the Shares NCIB which commenced on December 22, 2025 and will terminate on December 21, 2026 (the “Renewed Shares NCIB”). The Renewed Shares NCIB permits DIRTT to acquire up to 9,593,878 of its common shares. All purchases will be made on the open market through the facilities of the TSX at the market price of common shares at the time of the acquisition. Any common shares acquired through the Renewed Shares NCIB will be immediately cancelled.

On February 13, 2025, the Company entered into a share repurchase agreement (the “NGEN Repurchase Agreement”) with NGEN III, LP (“NGEN”), pursuant to which the Company purchased for cancellation 3,920,844 common shares held by NGEN at a purchase price of $0.80 per common share (the “Share Repurchase”). Pursuant to the terms of the NGEN Repurchase Agreement, the purchase price of $0.80 per common share was a 1% discount to the closing price of the common shares on the TSX on January 27, 2025 (converted into U.S. Dollars using the February 13, 2025 closing exchange rate published by the Bank of Canada). Upon completion of the Share Repurchase on February 14, 2025, there were 189,643,903 common shares outstanding. The common shares repurchased under the Share Repurchase count against the maximum number of shares that could be repurchased pursuant to the Shares NCIB, being 7,515,233 shares.

Under the Renewed Shares NCIB, DIRTT acquired and cancelled 208,006 common shares during the three months ended March 31, 2026, under the Shares NCIB (1,860,152 common shares for the year ended December 31, 2025).

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 1, 2026 - January 31, 2026	116,253	$0.64	116,253	9,477,625
February 1, 2026 - February 28, 2026	53,085	$0.65	53,085	9,424,540
March 1, 2026 - March 31, 2026	38,668	$0.69	38,668	9,385,872
Total	208,006		208,006	9,385,872

10. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 11 for the disaggregation of revenue by geographic region.

	For the Three Months Ended March 31,
	2026	2025
Product	36,306	36,224
Transportation	4,292	3,938
License fees from Construction Partners	218	184
Total product revenue	40,816	40,346
Installation and other services	1,616	949
	42,432	41,295

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Three Months Ended March 31,
	2026	2025
At a point in time	40,598	40,162
Over time	1,834	1,133
	42,432	41,295

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

Contract Liabilities

	As at
	March 31, 2026	December 31, 2025	December 31, 2024
Customer deposits	4,559	3,474	4,028
Deferred revenue	660	33	-
Contract liabilities	5,219	3,507	4,028

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was higher as at March 31, 2026 compared to December 31, 2025 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2025 and 2024 totaling $3.5 million and $4.0 million, respectively, were recognized as revenue in the three months ended March 31, 2026 and 2025, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended March 31,
	2026	2025
Commercial	24,635	28,098
Healthcare	12,001	7,204
Government	2,624	2,649
Education	1,338	2,211
License fees from Construction Partners	218	184
Total product and transportation revenue	40,816	40,346
Installation and other services	1,616	949
	42,432	41,295

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

Revenue from external customers

	For the Three Months Ended March 31,
	2026	2025
Canada	5,808	6,878
U.S.	36,624	34,417
	42,432	41,295

Non-current assets

	As at March 31,	As at December 31,
	2026	2025
Canada	24,760	26,013
U.S.	13,272	14,104
	38,032	40,117

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

DIRTT’s chief operating decision makers are its chief financial officer and chief executive officer. The chief operating decision makers assess performance for the solutions segment and decide how to allocate resources based on gross profit and net income (loss) that also is reported on the Consolidated Statement of Operations and Comprehensive Income (Loss) as consolidated gross profit and net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets. The chief operating decision makers use net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the solutions segment or into other parts of the entity, such as to repay long-term debt.

Net income (loss) are used to monitor budget versus actual results. The chief operating decision makers also use net income (loss) in competitive analysis by benchmarking to DIRTT’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

DIRTT derives revenue primarily in North America and manages the business activities on a consolidated basis. The technology used in the customer arrangements is based on a single software platform that is deployed to, and implemented by, customers in a similar manner.

Segment profit and loss reconciliation to Net loss after tax

	For the Three Months Ended March 31,
	2026	2025
	($ in thousands)
Revenue	42,432	41,295
Operating expenses (1)	16,265	14,864
Operating loss	(3,264)	(322)
Other (expenses)/income and (losses)/gains (2)	(9)	(339)
Net loss after tax	(3,273)	(661)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-
Net loss after tax	(3,273)	(661)

(1) Includes Sales and marketing, General and administrative, Operations support, Technology and development, Stock-based compensation, and Reorganization costs.

(2) Includes Tax expenses, non-recurring gains and losses, foreign exchange gains (losses), interest income and interest expenses.

12. INCOME TAXES

As at March 31, 2026, the Company had a valuation allowance of $31.2 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2025 – $30.9 million).

13. COMMITMENTS AND CONTINGENCIES

As at March 31, 2026, the Company had outstanding purchase obligations of approximately $6.8 million related to service commitments, inventory, and property, plant and equipment purchases (December 31, 2025 – $4.0 million). As at March 31, 2026, the Company had undiscounted operating lease liabilities of $26.2 million (December 31, 2025 – $27.8 million).

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

14. RELATED PARTY TRANSACTIONS

On August 2, 2024, DIRTT entered into a support and standstill agreement (the “2024 Support Agreement”) with 22NW and WWT Opportunity #1 LLC (“WWT”), DIRTT’s second largest shareholder at the time, which replaced the support and standstill agreement entered into with 22NW on March 22, 2024. Under the 2024 Support Agreement, both 22NW and WWT agreed to certain voting and standstill obligations, including voting in favor of the management director nominees at each of DIRTT’s next two annual general meetings and voting in favor of the ratification of the Company's amended and restated shareholder rights plan. Additionally, each of 22NW and WWT had the right to designate a director nominee at each of DIRTT’s next two annual general meetings, and is subject to certain restrictions with respect to commencing a take-over bid for the Company. The 2024 Support Agreement also permits WWT to acquire up to 4,067,235 additional shares through market purchases (representing approximately 2% of the then issued and outstanding shares), which provides WWT with an opportunity to own the same number of shares as 22NW (being 57,447,988 shares, or approximately 29.8% of the issued and outstanding shares as of the date of the 2024 Support Agreement). The 2024 Support Agreement otherwise prohibits each of 22NW and WWT from acquiring any additional shares. As a result of the share sale by WWT to the 726 Entities on February 13, 2026 as described below, WWT is no longer entitled to its nomination right under the 2024 Support Agreement. Except as amended by the 2026 Support Agreement described below, the 2024 Support Agreement otherwise remains in force.

On February 17, 2026, the Company entered into a support and standstill agreement (the “2026 Support Agreement”) with 22NW, and 726 BF LLC and 726 BC LLC (collectively, the “726 Entities”), which amends the 2024 Support Agreement in respect of certain matters. The 2026 Support Agreement was entered into in connection with the acquisition by the 726 Entities of certain common shares from WWT, as a result of which the 726 Entities own collectively approximately 15.0% of the Company's outstanding common shares. Under the 2026 Support Agreement, each of 22NW and the 726 Entities has the right to designate a director nominee at the Company's annual general meeting to be held in 2026 (the “2026 Meeting”), so long as they respectively own at least the lesser of (i) 10% of the then outstanding common shares, or (ii) 19,174,445 common shares. Under the 2026 Support Agreement, both 22NW and the 726 Entities are subject to certain voting and standstill obligations, including voting in favor of the management director nominees at the 2026 Meeting. Additionally, 22NW and the 726 Entities are each subject to certain restrictions with respect to commencing a take-over bid for the Company. The 2026 Support Agreement otherwise prohibits each of 22NW and the 726 Entities from acquiring any additional common shares and terminates on the date which is 90 days following the 2026 Meeting. Pursuant to the terms of the 2026 Support Agreement, the Company appointed Jeremy Gold, Managing Director, Briger Family Office, to the Board effective February 13, 2026. Mr. Gold is the nominee director for the 726 Entities under the 2026 Support Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes and other financial information appearing in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Quarterly Report”). This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

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

Key First Quarter Highlights and Other Recent Developments

•
Revenue for the quarter ended March 31, 2026 was $42.4 million, an increase of $1.1 million or 3%, from $41.3 million for the same period of 2025. We entered the first quarter of 2026 with twelve-month forward pipeline 20% higher as compared to January 1, 2025. The first quarter is historically a low revenue quarter due to seasonality.
•
Gross profit and gross profit margin for the quarter ended March 31, 2026 were $13.0 million or 30.6% of revenue compared to $14.5 million or 35.2% of revenue for the quarter ended March 31, 2025. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the three months ended March 31, 2026 was $13.9 million, a decrease from $15.5 million Adjusted Gross Profit for the first quarter of 2025. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) was 32.9% in the first quarter of 2026, a decrease from 37.5% in the comparative period of 2025. Gross profit and Adjusted Gross Profit for the quarter ended March 31, 2026 were negatively impacted by rising aluminum costs, lower margins on installation projects, and tariff costs. We incurred $2.0 million of tariff costs in the first quarter of 2026 compared to $0.6 million tariff mitigation costs in the first quarter of 2025.
•
During the first three months of 2025, various tariffs were levied by the U.S. and Canadian governments. We incurred $2.0 million (4.7% of total revenue) in tariffs and costs related to tariff mitigation actions for the three months ended March 31, 2026 compared to $0.6 million tariff mitigation costs incurred in the three months ended March 31, 2025. DIRTT is most impacted by the 50% tariff levied on Canadian aluminum exports to the U.S. which increased from 25% in June 2025. DIRTT is evaluating the impact of tariff announcements issued by the U.S. Government on April 6, 2026.
•
During the three months ended March 31, 2026, the Company undertook activities associated with the deployment of its Transformation Office (as defined herein). An aggregate of $2.4 million of associated costs were recognized as reorganization expenses in the three months ended March 31, 2026 primarily related to termination benefits.

•
Net loss after tax and net loss margin for the first quarter of 2026 was $3.3 million and 7.7% of revenue, respectively, compared to $0.7 million net loss after tax and net loss margin of 1.6% for the same period of 2025. The increase in net loss is primarily the result of a $1.5 million decrease in gross profit, a $2.2 million increase in reorganization expenses, offset by a $0.8 million decrease in other operating expenses, and a $0.5 million increase in foreign exchange gain.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the first quarter of 2026 was $1.4 million, or 3.3% of revenue, a decrease of $0.7 million from $2.1 million, or 5.1% of revenue, for the first quarter of 2025. Lower Adjusted EBITDA was mainly driven by a $1.6 million decrease in Adjusted Gross Profit, offset by the decrease in other operating expenses discussed above.
•
Cash on hand decreased by $5.3 million in the first quarter of 2026 to $15.0 million, compared to a $0.8 million decrease in cash in the first quarter of 2025. The decrease in cash in the first quarter of 2026 was driven by $12.1 million in repayment of the principal amount of the Company’s issued and outstanding 6.00% convertible unsecured subordinated debentures (the “January Debentures”) of C$16.6 million ($12.1 million) on January 31, 2026, $0.7 million in capital expenditures, $0.4 million in employee tax payments on vesting of RSUs, offset by $6.9 million net proceeds received on long-term debt through Business Development Bank of Canada (“BDC”), and $1.2 million of net cash flows provided by operating activities,
•
On January 5, 2026, the Company announced that it entered into an agreement for an early termination of the lease at its former Rock Hill Facility, effective December 30, 2025.
•
On January 12, 2026, the Company announced that Richard Hunter, President and Chief Operating Officer, departed from the Company and Aaron Merkin joined the Company as the Chief Technology Officer, both effective January 12, 2026.
•
On February 2, 2026, the Company’s 10-week trial against Falkbuilt Ltd. (“Falkbuilt”), Messrs. Smed and Loberg and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, employment duties and confidentiality (the “Falkbuilt Litigation”) commenced. DIRTT is pursuing damages and losses it suffered in Canada, the U.S., and abroad in the Court of King’s Bench of Alberta. The trial is in progress and additional dates have been reserved in July 2026,
•
On February 11, 2026, in connection with the financing from BDC, the Company entered into a priority agreement with RBC and BDC, and amended the Fifth Extended RBC Facility (as defined herein).
•
On February 17, 2026, the Company announced that it had entered into a support and standstill agreement, effective February 13, 2026, (the “2026 Support Agreement”) with 22NW Fund, L.P. (“22NW”), DIRTT’s largest shareholder, and 726 BF LLC and 726 BC LLC (collectively, the “726 Entities”), who collectively own approximately 15% of the Company’s outstanding common shares. Under the 2026 Support Agreement, each of 22NW and the 726 Entities is subject to certain standstill and voting obligations, including voting in favor of the management nominees at the Company’s 2026 annual general meeting (the “2026 Meeting”), and, provided certain minimum shareholdings are maintained, each of 22NW and the 726 Entities has the right to designate a director nominee at the 2026 Meeting. The Support Agreement terminates on the date which is 90 days following the 2026 Meeting.
•
On February 17, 2026, the Company also announced that Jeremy Gold, a Managing Director at the Briger Family Office, was appointed to the Board of Directors effective February 13, 2026, under the terms of the 2026 Support Agreement.

Pipeline

The table below presents our qualified leads and twelve-month forward pipeline as at April 1, 2026, January 1, 2026, and April 1, 2025. We define qualified leads as the quantity of projects being pursued as of the date presented, and define our pipeline as the estimated potential revenue from qualified leads where a client has engaged DIRTT and is assessing DIRTT as a potential provider of prefabricated interior solutions. We believe these metrics are helpful to estimate near-term performance.

As of April 1, 2026, our twelve-month forward pipeline increased by 16% year-over-year and by 1% from January 1, 2026, illustrated in the table below.

	As at
	April 1, 2026	January 1, 2026	% Change	April 1, 2025	% Change
Twelve-Month Forward Pipeline ($ 000s)
Commercial	181,834	183,323	(1)	163,579	11
Healthcare	59,582	65,962	(10)	61,171	(3)
Government	52,795	52,796	(0)	44,861	18
Education	43,496	30,763	41	21,947	98
	337,707	332,844	1	291,558	16
Leads (#)	1,421	1,457	(2)	1,490	(5)

Price Increases and Impact of Tariffs

Throughout 2025 and into 2026, the U.S. Government proposed and enacted various tariffs, as disclosed in our Annual Report on Form 10-K. As of the date of this report, tariff revisions were announced effective April 6, 2026. We are reviewing the impact of these revisions on our business. Since we released our Annual Report on Form 10-K, conflict in the Middle East, including Iran, has resulted in rising oil and aluminum prices which are compressing our gross margin. In response, we have implemented an 8% freight and 1% aluminum price surcharge. We continue to monitor and mitigate the impact of tariffs and raw material costs through pricing actions, surcharges, and other operational strategies.

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. As a result of this ruling, we may be eligible for a refund of certain tariffs previously paid on imported goods. The financial impact of these events is uncertain, as it is unclear to what extent tariff payments will be refunded, what processes will govern such refunds, or if we can fully collect amounts previously paid. We are evaluating the impact of these developments on our business and financial statements. No adjustments have been recorded in the accompanying interim condensed consolidated financial statements as the recoverability and timing of any such refund remains uncertain and we cannot reasonably predict or estimate the financial impact.

Outlook

As we progress further into 2026, DIRTT is building on the momentum engendered in the second half of 2025. While macroeconomic and industry-related headwinds persist - including trade policy-related volatility, uncertainty around project timing, and delayed capital expenditure decisions - their impact on our business has diminished materially as mitigation actions have been implemented and industry participants have adjusted to the revised trade environment.

The tariff response initiated in early 2025 is now fully implemented. What began as a defensive measure has been embedded into our operating model, evolving into a structural advantage and providing manufacturing flexibility on both sides of the border that few competitors in industrialized construction possess.

Our pipeline reflects these improving dynamics. The twelve‑month forward‑looking pipeline is approximately $338 million, representing an increase of 16% compared to the first quarter of 2025. The scheduling delays and suppressed award activity we identified early last year have continued to normalize. We are seeing renewed alignment between partners and clients around defined project schedules, while cancellations and losses remain de minimis – consistent with demand having been deferred rather than foregone.

Construction Services continues to develop as a revenue channel, accounting for approximately $55 million of the pipeline. In contrast to traditional product-led opportunities, Construction Services engagements are typically governed by contractual arrangements that provide greater commercial visibility once awarded and tend to convert to revenue more consistently. As this channel evolves, it supports broader sales coverage and should improve pipeline-to-revenue conversion. These results reflect continued execution of the Company’s transformation initiatives, including operating model-driven process standardization, cost optimization, partner enablement, and enhanced go-to-market coverage. Collectively, these efforts strengthen DIRTT’s ability to convert pipeline into revenue and earnings. As a result, the Company is better positioned to translate demand into execution and profitability than at any point in its recent history.

With ample liquidity, a growing pipeline, improving conversion trends, and a streamlined operating model, DIRTT remains focused on disciplined execution and long-term value creation for shareholders, partners, and employees.

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

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), tax consequences, reorganization expense, unusual or infrequent charges or gains (such as gain on extinguishment of debt), stock-based compensation, and government subsidies. We remove the impact of foreign exchange gain (loss) from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA. We have not reconciled forward-looking non-GAAP measures to its corresponding GAAP measures due to the high variability and difficulty in making accurate forecasts and projections, particularly with respect to non-operating income and expenditures, which are difficult to predict and subject to change.

Depreciation and amortization, stock-based compensation expense, reorganization expense, foreign exchange gains and losses, gain on extinguishment of debt, net interest income on cash deposits, interest expense on outstanding debt and debt facilities, and tax expense are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

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

Results of Operations

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

	For the Three Months Ended March 31,
	2026	2025	% Change
	($ in thousands)
Revenue	42,432	41,295	3
Gross Profit	13,001	14,542	(11)
Gross Profit Margin	30.6%	35.2%
Operating expenses
Sales and marketing	5,031	5,177	(3)
General and administrative	5,436	5,480	(1)
Operations support	1,615	2,030	(20)
Technology and development	941	1,228	(23)
Stock-based compensation	875	739	18
Reorganization	2,367	210	1,027
Total operating expenses	16,265	14,864	9
Operating loss	(3,264)	(322)	914
Operating margin	(7.7)%	(0.8)%
Interest income	82	262	(69)
Gain on extinguishment of convertible debentures	-	7	(100)
Foreign exchange gain (loss)	339	(112)	403
Interest expense	(350)	(451)	(22)
	71	(294)	124
Net loss before tax	(3,193)	(616)	418
Current and deferred income tax expense	80	45	78
Net loss after tax	(3,273)	(661)	395

Revenue

Revenue mainly reflects sales to our construction partners (“Construction Partners”) for resale to their clients and, in some circumstances, our direct sales to clients. We are investing in our Construction Services channel to grow revenue and increase direct sales to clients where such opportunities are not available to our Construction Partners. Our revenue is generally affected by the timing of when orders are executed, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended March 31,
	2026	2025	% Change
	($ in thousands)
Product	36,306	36,224	0
Transportation	4,292	3,938	9
License fees from Construction Partners	218	184	18
Total product revenue	40,816	40,346	1
Installation and other services	1,616	949	70
	42,432	41,295	3

Revenue for the three months ended March 31, 2026 was $42.4 million, an increase of $1.1 million compared to $41.3 million in the comparative period of 2025. The first quarter is our seasonally slowest quarter and was relatively flat compared to the same quarter in the prior year. See “Price Increases and Impact of Tariffs.” for a discussion on pricing increases announced in the quarter.

Installation and other services revenue was $1.6 million for the quarter ended March 31, 2026 compared to $0.9 million in the quarter ended March 31, 2025. Historically, this revenue primarily reflects services performed by our ICE teams for third parties. Except in limited circumstances, historically our Construction Partners, rather than the Company, perform installation services. For the quarter ended March 31, 2026, our Construction Services channel was involved in a higher number of installation projects resulting in a 70% growth in that revenue stream.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At March 31, 2026, we had 60 Construction Partners (March 31, 2025: 69; December 31, 2025: 66) servicing multiple locations. We also continue to work on developing our Construction Services team and partnering with our Construction Partner network to drive revenue for DIRTT.

The following tables present our product and transportation revenue by vertical market:

	For the Three Months Ended March 31,
	2026	2025	% Change
	($ in thousands)
Commercial	24,635	28,098	(12)
Healthcare	12,001	7,204	67
Government	2,624	2,649	(1)
Education	1,338	2,211	(39)
License fees from Construction Partners	218	184	18
Total product revenue	40,816	40,346	1
Service revenue	1,616	949	70
	42,432	41,295	3

	For the Three Months Ended March 31,
	2026	2025
	(in %)
Commercial	62	70
Healthcare	29	18
Government	6	7
Education	3	5
Total Product Revenue(1)	100	100

(1) Excludes license fees from Construction Partners.

Commercial sales decreased by 12% for the first quarter of 2026 from the first quarter of 2025. The quarter ended March 31, 2026 had fewer large commercial projects compared to the quarter ended March 31, 2025. Healthcare revenues increased by 67% in the first quarter of 2026 compared to the same period of 2025, primarily due to the first quarter of 2026 having a larger volume of projects than those in the same period of 2025. Sales in the healthcare sector tend to be larger individual projects and are subject to timing due to a typically longer sales cycle, resulting in variability in sales levels. We have made several investments in new product solutions (such as COVE™ and Applied Headwalls) and additions to the business development team to increase product placement in future healthcare and life science construction projects. Government sales in the first quarter of 2026 decreased by 1% compared to the first quarter of 2025 primarily due to the projects in 2026 having smaller value than those in the same period of 2025. Education sales in the first quarter of 2026 decreased by 39% from the same period of 2025 due to a lower volume of high value projects in 2026 compared to the same period of 2025.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the U.S. The following table presents our revenue dispersion by geography:

	For the Three Months Ended March 31,
	2026	2025	% Change
	($ in thousands)
Canada	5,808	6,878	(16)
U.S.	36,624	34,417	6
	42,432	41,295	3

For the three months ended March 31, 2026, 14% of revenue was from Canada, as compared to 17% for the three months ended March 31, 2025. Historically, approximately 10-15% and 85-90% of revenues are derived from sales to Canada and the United States, respectively. We expect the historical split to continue.

Sales and marketing expenses

Sales and marketing expenses decreased by $0.1 million to $5.0 million for the three months ended March 31, 2026, compared to $5.2 million for the three months ended March 31, 2025.

General and administrative expenses

General and administrative expenses were $5.4 million for the three months ended March 31, 2026, a minor decrease from $5.5 million for the three months ended March 31, 2025.

Operations support expenses

Operations support is comprised primarily of project managers, order entry, and other professionals that facilitate the integration of our Construction Partner project execution, our manufacturing operations, and support staff for the operational processes team. Operations support expenses decreased by $0.4 million for the three months ended March 31, 2026 to $1.6 million from $2.0 million for the comparative period of 2025 primarily due to a $0.3 million decrease in salaries and benefits costs.

Technology and development expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams, and are primarily comprised of salaries and benefits of technical staff. Technology and development expenses decreased $0.3 million to $0.9 million for the three months ended March 31, 2026 compared to $1.2 million for the three months ended March 31, 2025. The decrease is primarily related to a $0.2 million decrease in salaries and benefits costs.

Stock-based compensation

Stock-based compensation expense is dependent on share price in a period for fair value adjustments made on cash-settled deferred share units (“DSUs”) awards and grants, exercises, expirations or forfeitures made on other awards.

Stock-based compensation expense for the three months ended March 31, 2026 was $0.9 million compared to $0.7 million in the same period of 2025. The increase in expense was largely due to an increase in performance share units (“PSUs”) expense, slightly offset by a decrease in DSU expense in the first quarter of 2026, compared to the first quarter of 2025.

Reorganization

Reorganization expenses for the three months ended March 31, 2026 were $2.4 million, compared to $0.2 million in the three months ended March 31, 2025. Reorganization expenses for the three months ended March 31, 2026, primarily relate to termination benefit costs and consultant costs associated with our transformation plan, as described in Note 4 of our interim condensed consolidated financial statements, while the reorganization costs for the three months ended March 31, 2025 were largely made up of movement of inventory and equipment from the facility at Rock Hill, South Carolina (the “Rock Hill Facility”) for use at the Calgary facility.

Foreign exchange gain (loss)

Foreign exchange loss or gain increased from a loss of $0.1 million for the three months ended March 31, 2025 to a gain of $0.3 million for the same period of 2026. The increase is primarily related to the weakening of the Canadian dollar over the three months ended March 31, 2026.

Interest income

Interest income for the three months ended March 31, 2026 was $0.1 million compared to $0.3 million for the comparative period of 2025. The decreased interest income is due to declining prime rates on the Company’s lower cash equivalents during the three months ended March 31, 2026 compared to the same period of 2025.

Interest expense

Interest expense decreased by $0.1 million from $0.5 million in the quarter ended March 31, 2025 to $0.4 million for the three months ended March 31, 2026. This decrease is largely due to repayment of the 6% January Debentures on January 31, 2026. The BDC loan of C$10 million was advanced during February and March 2026 and bears an interest rate of 5.8% .

Income tax

Income tax expense for the three months ended March 31, 2026 increased to $0.1 million from $0.04 million in the three months ended March 31, 2025. The current tax expense represents the income tax provision after the utilization of non-capital loss carry forwards against current period taxable income. The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Despite positive indications of future profitability, including the strength of our pipeline, the Company has determined that it is unlikely that a deferred tax asset will be recognized. Given the history of losses, the Company plans to maintain a valuation allowance against the deferred tax asset. As at March 31, 2026, the Company had a valuation allowance of $31.2 million (December 31, 2025: $30.9 million) against deferred tax assets. The Company plans to continue to evaluate indicators on whether a valuation allowance continues to be needed. As at March 31, 2026, we had C$115.9 million of non-capital loss carry-forwards in Canada and $41.8 million of non-capital loss carry-forwards in the United States. These loss carry-forwards will begin to expire in 2037.

Net loss after tax

Net loss after tax was $3.3 million or $0.02 net loss per common share, basic and diluted, in the three months ended March 31, 2026, a decrease of $2.6 million from net loss after tax of $0.7 million or $0.00 net loss per common share, basic and diluted, for the three months ended March 31, 2025. The increase in net loss is primarily the result of a $2.2 million increase in reorganization expenses, a $1.5 million decrease in gross profit, and a $0.2 million decrease in interest income. The decreases were offset by a $0.8 million decrease in other operating expenses, and a $0.5 million increase in foreign exchange gains.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three months ended March 31, 2026 and 2025

The following table presents a reconciliation for the three months ended March 31, 2026 and 2025 of Adjusted Gross Profit to our gross profit and Adjusted Gross Profit Margin to gross profit margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
	($ in thousands)
Gross profit	13,001	14,542
Gross profit margin	30.6%	35.2%
Add: Depreciation and amortization expense	946	957
Adjusted Gross Profit	13,947	15,499
Adjusted Gross Profit Margin	32.9%	37.5%

For the quarter ended March 31, 2026, gross profit margin decreased to 30.6% compared to 35.2% for the same period of 2025. Adjusted Gross Profit Margin was 32.9% for the first quarter of 2026, down from 37.5% in the comparative period of 2025. The decrease in Adjusted Gross Profit Margin was primarily attributable to higher aluminum prices, lower margins on higher installation projects, and higher tariff costs. With respect to higher aluminum prices, we have put in place a 1% tariff surcharge on orders placed after March 18, 2026 to help mitigate the impact of rising aluminum prices.

EBITDA and Adjusted EBITDA for the Three months ended March 31, 2026 and 2025

The following table presents a reconciliation for the results for the three months ended March 31, 2026 and 2025 of EBITDA and Adjusted EBITDA to our net (loss) after tax, and of Adjusted EBITDA Margin to net (loss) margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net loss after tax for the period	(3,273)	(661)
Add back (deduct):
Interest income	(82)	(262)
Interest expense	350	451
Income tax expense	80	45
Depreciation and amortization	1,427	1,480
EBITDA	(1,498)	1,053
Stock-based compensation	875	739
Reorganization expense(2)	2,367	210
Foreign exchange (gain) loss	(339)	112
Gain on extinguishment of convertible debentures(2)	-	(7)
Adjusted EBITDA	1,405	2,107
Net Loss Margin(1)	(7.7)%	(1.6)%
Adjusted EBITDA Margin	3.3%	5.1%

(1) Net (loss) after tax divided by revenue.

(2) Reorganization expenses (refer to Note 4 of the interim condensed consolidated financial statements) and the gain on extinguishment of convertible debentures are not core to our business and are therefore excluded from the Adjusted EBITDA calculation.

For the three months ended March 31, 2026, Adjusted EBITDA decreased by $0.7 million to $1.4 million from $2.1 million and Adjusted EBITDA Margin decreased to 3.3% from 5.1% for the same period of 2025. This decrease is attributed to the $1.6 million decrease in Adjusted Gross Profit (explained above) offset by a decrease in operating expenses (excluding reorganization expense and stock-based compensation) of $0.9 million.

Liquidity and Capital Resources

As at March 31, 2026, the Company had $15.0 million of cash on hand and C$14.0 million ($10.1 million) of available borrowings, compared to $20.3 million of cash on hand and C$16.3 million ($11.8 million) of available borrowings as at December 31, 2025. Through the first three months of 2026, the Company used $5.3 million of cash primarily for the repayment of $12.1 million outstanding January Debentures, $0.7 million for capital expenditures, $0.4 million for tax payments on vesting restricted share units (“RSUs”), $0.1 million to repurchase common shares and debentures under the Renewed Shares NCIB and Renewed Debentures NCIB (as defined herein), offset by $6.9 million net proceeds received from the BDC loan and $1.2 million of net cash flows provided by operating activities.

We have assessed the Company’s liquidity as at March 31, 2026, taking into account our sales outlook for the next twelve months, our budget, forecast and expected cash outflows, our existing cash balances and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next twelve months. We note that the outstanding principal balance of the December Debentures (as defined herein) amounting to C$14.8 million ($10.6 million) as of March 31, 2026 are due on December 31, 2026 and have therefore been classified as current on our balance sheet. We are evaluating whether we will settle or refinance this debt.

On December 11, 2025, the Company entered into a letter agreement (the “Letter”) with BDC, pursuant to which BDC committed to lending the Company up to C$15.0 million (the “Loan”) subject to the satisfaction of certain conditions. The Letter was subsequently amended on January 30, 2026, February 9, 2026 and March 9, 2026. Following the satisfaction of the conditions precedent set forth in the Letter, the Company received an initial disbursement of C$5.5 million on February 13, 2026 and, following satisfaction of certain additional conditions, a secondary disbursement of C$4.5 million on March 11, 2026. Subject to certain conditions, it is expected that BDC will make a third disbursement of C$5.0 million in the second half of 2026.

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

On March 11, 2026, the Company entered into the Waiver and Eighth Amendment to Loan Agreement (the “Eighth Amended RBC Facility”), which matures on November 30, 2026. The Eighth Amended RBC Facility is subject to the same borrowing base terms stated in the Seventh Amended RBC Facility. The Eighth Amended RBC Facility includes a customary “Restricted Payments” covenant that prohibits us from, among other things, repurchasing our common shares and paying dividends, unless we have satisfied certain conditions (the “Payment Conditions”). The Payment Conditions include conditions that, after giving effect to the relevant Restricted Payment, the Company has a net borrowing availability of at least C$5.0 million over the preceding 30-day period, and our fixed charge coverage ratio (“FCCR”) be at least 1.10 to 1.00 on a trailing 12-month basis. In February 2026, we and RBC determined that our purchases of our common shares under our NCIB in December 2025 did not comply with the Restricted Payments covenant because our FCCR was below 1.10 to 1.00. The Eighth Amended RBC Facility provided a waiver in connection with the foregoing.

To the extent that existing cash and cash equivalents and available facilities are not sufficient to fund future activities, we may seek to raise additional funds through equity or debt financings. If additional funds are raised through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our Debentures (as defined herein) and our equity securities or contain instruments that may be dilutive to our existing shareholders. Any additional equity or debt financing may be dilutive to our existing shareholders. While we believe we can access capital markets when needed or under acceptable terms, there can be no assurance that we will be able to do so, particularly in light of recent market conditions.

We note that as of the date of this report, the imposition of trade barriers, including tariffs, quotas, embargoes, safeguards, and customs restrictions between Canada and the U.S. as well as the current conflict in the Middle East, including Iran, may increase the cost or reduce the supply of materials and products available to us, increase shipping times, affect our customers’ construction needs or budgets, affect the demand for our products or our product mix or require us to modify our supply chain organization, manufacturing facilities, or other current business practices, any of which could harm our business, financial condition, and results of operations.

Equity and Debt Issuances and Buyback Programs

During 2025, we continued to execute on various debt and share buyback programs. The Debenture Repurchase, Debentures NCIB, Renewed Debentures NCIB, Shares NCIB, Renewed Shares NCIB, and the Share Repurchase (each as defined herein) were initiated after careful consideration of cash flow, and the Company continues to evaluate uses of cash on hand. As discussed in the “Part II, Item 1A. Risk Factors” section and elsewhere of this Quarterly Report, proposed and implemented tariffs on Canadian exports into the U.S., and vice versa, may have a material impact on future cash flows and liquidity, which the Company will continue to monitor.

In January 2021, we issued the January Debentures for net proceeds after costs of C$37.6 million ($29.5 million). The January Debentures accrued interest at a rate of 6.00% per annum and were convertible into common shares of DIRTT at an exercise price of C$4.65 per common share, or if not converted would mature and be repayable on January 31, 2026. The Company repaid the outstanding principal and interest on the January Debentures on January 31, 2026.

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

On August 28, 2024, the Company commenced the Debentures normal course issuer bid (the “Debentures NCIB”) which expired on August 27, 2025. Under the Debentures NCIB, DIRTT was permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. For the three months ended March 31, 2025, C$0.03 million ($0.02 million) and C$0.1 million ($0.1 million) principal amounts of the December Debentures and January Debentures, respectively, had been acquired through the Debentures NCIB. On August 26, 2025, the Company announced the renewal of the Debentures NCIB which commenced August 28, 2025 and is expected to terminate on August 27, 2026 for the December Debentures and terminated on January 31, 2026 for the January Debentures, concurrent with the maturity date of the January Debentures (the “Renewed Debentures NCIB”). Under the Renewed Debentures NCIB, DIRTT was permitted to acquire up to C$1,656,900 principal amount of the January Debentures and is permitted to acquire C$1,493,500 principal amount of the December Debentures. For the three months ended March 31, 2026, C$0.03 million ($0.02 million) principal amounts of the December Debentures and $nil principal amounts of the January Debentures had been acquired through the Renewed Debentures NCIB. As at March 31, 2026, C$14.8 million ($10.6 million) principal amount of the December Debentures are outstanding.

On December 20, 2024, the Company commenced a normal course issuer bid for common shares (the “Shares NCIB”) which terminated on December 19, 2025. Under the Shares NCIB, DIRTT was permitted to acquire up to 7,515,233 common shares. All purchases will be made on the open market at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB were immediately cancelled. On December 18, 2025, the Company announced the renewal of the Shares NCIB which commenced December 19, 2025, and is expected to terminate on December 21, 2026 (the “Renewed Shares NCIB”). Under the Renewed Shares NCIB, DIRTT is permitted to acquire up to 9,593,878 common shares. All purchases will be made on the open market at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB will be immediately cancelled.

On February 13, 2025, the Company entered a share repurchase agreement with NGEN III, LP (“NGEN”) to purchase for cancellation 3,920,844 common shares held by NGEN (the “NGEN Shares”) at a purchase price of $0.80 per NGEN Share (the “Share Repurchase”). Following the Share Repurchase, there were 189,643,903 common shares outstanding. The NGEN Shares repurchased under the Share Repurchase were counted against the maximum number of shares that may be repurchased pursuant to the Shares NCIB being 7,515,233 shares. As at March 31, 2026, 6,047,480 common shares had been repurchased and cancelled for proceeds of C$6.5 million ($4.6 million) through the Shares NCIB, Renewed Shares NCIB, and the Share Repurchase.

As explained above, initiating the debt and share buybacks was done after careful consideration of cash flow and with consideration to the risk of proposed and implemented tariffs.

Facilities

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”), as disclosed in our Annual Report on Form 10-K. The Company has extended the RBC Facility a number of times since 2023, including on November 4, 2025 (the “Fifth Extended RBC Facility”). The Fifth Extended RBC Facility expires November 30, 2026 and is subject to the same borrowing base terms as the previous facility, with the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. At March 31, 2026, available borrowings were C$14.0 million ($10.1 million) (December 31, 2025 – C$16.3 million ($11.8 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn.

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

On March 11, 2026, the Company entered into the Waiver and Eighth Amendment to Loan Agreement (the “Eighth Amended RBC Facility”), which matures on November 30, 2026. The Eighth Amended RBC Facility is subject to the same borrowing base terms stated in the Seventh Amended RBC Facility. The Eighth Amended RBC Facility includes a customary “Restricted Payments” covenant that prohibits us from, among other things, repurchasing our common shares and paying dividends, unless we have satisfied certain conditions (the “Payment Conditions”). The Payment Conditions include conditions that, after giving effect to the relevant Restricted Payment, the Company has a net borrowing availability of at least C$5.0 million over the preceding 30-day period, and our FCCR be at least 1.10 to 1.00 on a trailing 12-month basis. In February 2026, we and RBC determined that our purchases of our common shares under our NCIB in December 2025 did not comply with the Restricted Payments covenant because our FCCR was below 1.10 to 1.00. The Eighth Amended RBC Facility provided a waiver in connection with the foregoing.

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which, as of March 31, 2026, C$4.4 million ($3.2 million) has been drawn and C$4.0 million ($3.0 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. The Company did not make any draws on the Canada Leasing Facility during the quarters ended March 31, 2026 and 2025.

The Eighth Amended RBC Facility is currently secured by substantially all of our real and personal property located in Canada and the United States. The Seventh Amended RBC Facility released certain mortgage collateral held by RBC.

Analysis of Cash Flow Changes During the Three Months Ended March 31, 2026 and 2025

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net cash flows provided by operating activities	1,207	3,684
Net cash flows (used in) investing activities	(731)	(729)
Net cash flows (used in) financing activities	(5,696)	(3,609)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(107)	(191)
Net decrease in cash, cash equivalents and restricted cash	(5,327)	(845)
Cash, cash equivalents and restricted cash, beginning of period	20,575	29,531
Cash, cash equivalents and restricted cash, end of period	15,248	28,686

Operating Activities

For the three months ended March 31, 2026, net cash flows provided by operating activities were $1.2 million compared to $3.7 million in the same period of 2025. The decrease in cash flows provided by operations in the first quarter of 2026 is largely due to the $2.2 million increase in reorganization costs.

Investing Activities

We invested $0.7 million in capital expenditures for the three months ended March 31, 2026, compared to $0.8 million for the three months ended March 31, 2025. The capital expenditures in the three months ended March 31, 2026 and the three months ended March 31, 2025 primarily consisted of $0.3 million and $0.5 million on capitalized software, $0.2 million and $0.1 million on manufacturing upgrades, $0.1 million and $0.1 million on leasehold improvements, respectively.

Financing Activities

We used $5.7 million of cash in financing activities for the three months ended March 31, 2026 compared to $3.6 million used in the three months ended March 31, 2025. Net cash flows used in financing activities for the first quarter of 2026 was driven by the full repayment of the outstanding January Debenture of $12.1 million, $0.4 million for tax payments on vesting RSUs, $0.1 million to repurchase common shares and debentures under the Renewed Shares NCIB and Renewed Debentures NCIB, offset by $6.9 million net proceeds received from the BDC loan. Cash used in the three months ended March 31, 2025 was mainly driven by the $3.5 million spent in common share repurchases through the Shares NCIB and the Share Repurchase.

Contractual Obligations

In addition to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and results of Operations - Contractual Obligations” in our Annual Report on Form 10-K, we received gross proceeds of C$10.0 million ($7.2 million) from BDC. .Monthly principal repayments of the Loan commence in May 2026 and additional monthly interest payments are due on the last day of each month, beginning on March 31, 2026. The Loan matures on April 30, 2032. Refer to Note 7 in our condensed consolidated interim financial statements.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies during the three months ended March 31, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding critical accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 3, “Adoption of New and Revised Accounting Standards” to our interim condensed consolidated financial statements appearing in this Quarterly Report, we have adopted Accounting Standards Update No. 2024-04, “Induced Conversions of Convertible Debt Instruments” (“ASU-2024-04”) which requires discussing an entity’s assessment of induced conversion and debt extinguishment of convertible debt instruments. The Company has adopted this standard and expects minimal impact, as the Company has no existing convertible debt instruments to which this update applies. The Company has also adopted Accounting Standards Update No. 2025-05, “Financial Instruments - Credit Losses” (the “ASU-2025-05”) which requires additional consideration when estimating the expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company expects minimal impact to the financial statements and disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”), except as described below regarding DIRTT’s litigation against Falkbuilt Ltd. (“Falkbuilt”), Messrs. Smed and Loberg, and their associates.

With respect to the DIRTT’s lawsuit against Falkbuilt in Utah, on February 5, 2025, the U.S. District Court for the Northern District of Utah (the “Utah Court”) granted Falkbuilt’s motion to dismiss the case, on the basis of forum non conveniens, ruling that it would not hear DIRTT’s claim in Utah because Canada was more appropriate, and because Canadian law applies to most of DIRTT’s claims. Further the Utah Court found that DIRTT’s Canadian company, DIRTT Environmental Solutions Ltd., owns the trade secrets that were the subject matter of the Utah claim, so whether the theft of those trade secrets occurred in Canada or abroad, they would result in injury to DIRTT Environmental Solutions Ltd. and should be pursued in Canada. The Utah Court, in essence, redirected the determination of those damages from Utah to Canada, being the appropriate forum for the legal dispute. On March 4, 2025, DIRTT filed a motion for reconsideration pursuant to Federal Rules of Civil Procedure, Rule 60(b). The reconsideration requests relief from the Utah Court’s February 5, 2025, Memorandum Decision and Order granting the Defendant’s motion to dismiss for forum non conveniens. On March 19, 2026, the Utah Court denied the Plaintiff’s motion for relief. DIRTT filed a notice of appeal from the February 5, 2025 and March 19, 2026 rulings. The Court has not set a final briefing schedule.

In November 2024, the Alberta Court of King’s Bench scheduled a 10-week trial commencing February 2, 2026 through April 10, 2026, with additional dates reserved in July 2026, for DIRTT’s action against Falkbuilt, Messrs. Smed and Loberg and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, employment duties and confidentiality. DIRTT is pursuing damages and losses it suffered in Canada, the United States, and abroad in the Court of King’s Bench of Alberta. The Court of King’s Bench will determine whether Falkbuilt, Messrs. Smed and Loberg and others wrongfully caused DIRTT to suffer damages, which could exceed $50,000,000.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2025 Form 10-K, which could materially affect our businesses, financial condition, or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)(2)	Maximum number of shares that may yet be purchased under the program(1)(2)
January 1, 2026 - January 31, 2026	116,253	$0.64	116,253	9,477,625
February 1, 2026 - February 28, 2026	53,085	$0.65	53,085	9,424,540
March 1, 2026 - March 31, 2026	38,668	$0.69	38,668	9,385,872
Total	208,006		208,006	9,385,872

(1) The Renewed Shares NCIB was announced on December 18, 2025, commenced on December 22, 2025 and will terminate on December 21, 2026,

(2) The maximum number of common shares approved to be purchased under the Renewed Shares NCIB is 9,593,878, of which 9,385,872 remain

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

10.1*	Waiver and Eighth Amendment to Loan Agreement, dated March 11, 2026, by and among DIRTT Environmental Solutions Ltd., DIRTT Environmental Solutions, Inc. and Royal Bank of Canada.
10.2*	Amendment of Letter of Offer for BDC Loan, dated March 9, 2026, by and among DIRTT Environmental Solutions Ltd., DIRT Environmental Solutions, Inc. and Business development Bank of Canada.
10.3

Support Agreement, dated February 13, 2026, among the Company, 22NW Fund, LP, 726 BF LLC, and 726 BC LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2026).

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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

	By:	/s/ Fareeha Khan
Fareeha Khan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 6, 2026