Form 10-Q
period 2026-06-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2026-07-29
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The registrant had 194,332,596 common shares outstanding as of July 20, 2026.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2026

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

Forward-looking statements necessarily involve unknown risks and uncertainties, which could cause actual results or outcomes to differ materially from those contained in, or expressed or implied by such statements. Due to the risks, uncertainties and assumptions inherent in forward-looking information, you should not place undue reliance on forward-looking statements. Factors that could have a material adverse effect on our business, financial condition, results of operations and growth prospects can be found in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commissions or similar regulatory authorities in Canada on February 25, 2026 (our “Annual Report on Form 10-K”), and in this Quarterly Report under “Part II, Item 1A. Risk Factors.” These factors include, but are not limited to, the following:

•
the effects of existing or renegotiated trade agreements, including uncertainty surrounding the Canada-United States-Mexico Agreement (“CUSMA”), or tariffs and other trade barriers on exports or imports to and from Canada and the U.S., and any retaliatory measures in response thereto, including potential increases in the cost of our raw materials, our finished goods, and our ability to mitigate such effects and timing thereof;
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

ii

•
competitive behaviors by our co-founders and former executives;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheet

(Unaudited – Stated in thousands of U.S. dollars)

	As at June 30,	As at December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	14,826	20,326
Restricted cash	249	249
Trade and accrued receivables, net of expected credit losses of $0.1 million at June 30, 2026 and December 31, 2025	19,085	22,369
Other receivables	1,192	716
Inventory	13,856	15,757
Prepaids and other current assets	2,843	2,970
Total Current Assets	52,051	62,387
Property, plant and equipment, net	13,348	14,930
Capitalized software, net	2,802	3,009
Operating lease right-of-use assets, net	16,744	18,900
Other assets	2,946	3,278
Total Assets	87,891	102,504
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	16,118	19,430
Other liabilities	6,530	5,436
Customer deposits and deferred revenue	2,593	3,507
Current portion of long-term debt and accrued interest	12,220	23,159
Current portion of lease liabilities	4,853	5,215
Total Current Liabilities	42,314	56,747
Long-term debt	4,905	220
Long-term lease liabilities	14,953	17,002
Total Liabilities	62,172	73,969
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 194,332,596 issued and outstanding at June 30, 2026 and 191,912,548 issued and outstanding at December 31, 2025	216,942	214,990
Additional paid-in capital	9,768	11,189
Accumulated other comprehensive loss	(17,669)	(17,065)
Accumulated deficit	(183,322)	(180,579)
Total Shareholders’ Equity	25,719	28,535
Total Liabilities and Shareholders’ Equity	87,891	102,504

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue	38,891	37,741	79,707	78,087
Service revenue	1,419	1,181	3,035	2,130
Total revenue	40,310	38,922	82,742	80,217

Product cost of sales	24,388	27,362	51,707	53,718
Service cost of sales	1,938	742	4,050	1,139
Total cost of sales	26,326	28,104	55,757	54,857
Gross profit	13,984	10,818	26,985	25,360

Expenses
Sales and marketing	4,216	5,293	9,247	10,470
General and administrative	4,548	5,743	9,984	11,223
Operations support	1,237	1,872	2,852	3,902
Technology and development	902	1,480	1,843	2,708
Stock-based compensation	724	594	1,599	1,333
Reorganization	1,056	174	3,423	384
Total operating expenses	12,683	15,156	28,948	30,020

Operating income (loss)	1,301	(4,338)	(1,963)	(4,660)
Interest income	105	232	187	494
Gain on extinguishment of convertible debentures	-	7	-	14
Foreign exchange gain (loss)	46	(1,912)	385	(2,024)
Interest expense	(354)	(485)	(704)	(936)
	(203)	(2,158)	(132)	(2,452)
Net income (loss) before tax	1,098	(6,496)	(2,095)	(7,112)
Income taxes
Current and deferred income tax expense	39	106	119	151
Net income (loss) after tax	1,059	(6,602)	(2,214)	(7,263)

Net income (loss) per share
Net income (loss) per share − basic and diluted	0.01	(0.03)	(0.01)	(0.04)

Weighted average number of shares outstanding (in thousands)
Basic	193,789	190,537	193,081	190,597
Diluted	197,472	190,537	193,081	190,597

Refer to Note 15 for Related Party Transactions included in this statement.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Comprehensive Income (Loss)

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) after tax for the period	1,059	(6,602)	(2,214)	(7,263)
Exchange differences on translation of foreign operations	(227)	1,739	(604)	1,806
Comprehensive income (loss) for the period	832	(4,863)	(2,818)	(5,457)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2024	193,605,237	219,023	8,206	(18,541)	(166,098)	42,590
Stock-based compensation	-	-	566	-	-	566
Issued on vesting of RSUs	343,455	366	(366)	-	-	-
Issued for employee share purchase plan	236,834	152	-	-	-	152
Cancelled from Shares NCIB and Share Repurchase (as each defined in Note 9)	(4,439,107)	(4,880)	1,368	-	-	(3,512)
RSUs withheld to settle employee tax obligations	-	-	(1)	-	-	(1)
Foreign currency translation adjustment	-	-	-	67	-	67
Net loss for the period	-	-	-	-	(661)	(661)
As at March 31, 2025	189,746,419	214,661	9,773	(18,474)	(166,759)	39,201
Stock-based compensation	-	-	561	-	-	561
Issued on vesting of RSUs	1,130,876	524	(524)	-	-	-
Issued for employee share purchase plan	298,039	152	-	-	-	152
Cancelled from Shares NCIB	(730,148)	(852)	365	-	-	(487)
RSUs withheld to settle employee tax obligations	-	-	(60)	-	(16)	(76)
Foreign currency translation adjustment	-	-	-	1,739	-	1,739
Net loss for the period	-	-	-	-	(6,602)	(6,602)
As at June 30, 2025	190,445,186	214,485	10,115	(16,735)	(173,377)	34,488

As at December 31, 2025	191,912,548	214,990	11,189	(17,065)	(180,579)	28,535
Stock-based compensation	-	-	537	-	-	537
Issued on vesting of RSUs	1,715,613	1,669	(1,669)	-	-	-
Issued for employee share purchase plan	188,899	94	-	-	-	94
Cancelled from Shares NCIB (as defined in Note 9)	(208,006)	(234)	96	-	-	(138)
RSUs withheld to settle employee tax obligations	-	-	(401)	-	(529)	(930)
Foreign currency translation adjustment	-	-	-	(377)	-	(377)
Net loss for the period	-	-	-	-	(3,273)	(3,273)
As at March 31, 2026	193,609,054	216,519	9,752	(17,442)	(184,381)	24,448
Stock-based compensation	-	-	380	-	-	380
Issued on vesting of RSUs	582,915	361	(361)	-	-	-
Issued for employee share purchase plan	140,627	62	-	-	-	62
RSUs withheld to settle employee tax obligations	-	-	(3)	-	-	(3)
Foreign currency translation adjustment	-	-	-	(227)	-	(227)
Net income for the period	-	-	-	-	1,059	1,059
As at June 30, 2026	194,332,596	216,942	9,768	(17,669)	(183,322)	25,719

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cash flows from operating activities:
Net income (loss) for the period	1,059	(6,602)	(2,214)	(7,263)
Adjustments:
Depreciation and amortization	1,406	1,547	2,833	3,027
Stock-based compensation	724	594	1,599	1,333
Foreign exchange (gain) loss	(27)	1,809	(464)	2,065
Gain on extinguishment of convertible debt	-	(7)	-	(14)
Accretion of convertible debentures	50	91	111	175
Loss on disposal	-	-	-	115
Changes in operating assets and liabilities:
Trade and accrued receivables	4,974	(632)	3,466	2,661
Other receivables	(503)	(420)	(524)	(667)
Inventory	859	(727)	1,495	(76)
Prepaid and other assets, current and long term	(364)	(582)	237	(565)
Accounts payable and accrued liabilities	(4,756)	1,263	(3,326)	(431)
Other liabilities	439	-	347	-
Customer deposits and deferred revenue	(2,626)	(286)	(903)	(657)
Current portion of long-term debt and accrued interest	(159)	7	(293)	(3)
Lease liabilities	(135)	23	(216)	62
Net cash flows provided by (used in) operating activities	941	(3,922)	2,148	(238)

Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(256)	(503)	(692)	(801)
Capitalized software development expenditures	(192)	(451)	(466)	(930)
Other asset expenditures	(149)	(85)	(170)	(91)
Recovery of software development expenditures	59	60	59	114
Net cash flows (used in) investing activities	(538)	(979)	(1,269)	(1,708)

Cash flows from financing activities:
Common share repurchases	-	(488)	(138)	(3,993)
Repayment of long-term debt	(321)	(94)	(12,386)	(190)
Employee tax payments on vesting of RSUs	(3)	(60)	(404)	(60)
Net proceeds received on long-term debt	-	-	6,908	-
Net cash flows (used in) financing activities	(324)	(642)	(6,020)	(4,243)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(252)	200	(359)	1
Net decrease in cash, cash equivalents and restricted cash	(173)	(5,343)	(5,500)	(6,188)
Cash, cash equivalents and restricted cash, beginning of period	15,248	28,686	20,575	29,531
Cash, cash equivalents and restricted cash, end of period	15,075	23,343	15,075	23,343
Supplemental disclosure of cash flow information:
Interest paid	(439)	(351)	(836)	(709)
Income taxes paid	(103)	1	(176)	(4)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within
the consolidated balance sheet.			As at June 30,
			2026	2025
Cash and cash equivalents			14,826	23,100
Restricted cash			249	243
Total cash, cash equivalents and restricted cash			15,075	23,343

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

DIRTT’s proprietary design integration software, DIRTT Design Editor, also known as the ICE® software and technology platform (“Design Editor”, “ICE” or “ICE software”), translates the vision of architects and designers into a 3D model that also acts as manufacturing information. ICE is also licensed to unrelated companies and construction partners of the Company (“Construction Partners”), including Armstrong World Industries, Inc. (“AWI”), which owns a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE software that is used by AWI.

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of June 30, 2026, and its results of operations and cash flows for the three and six months ended June 30, 2026 and 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 included in the Annual Report on Form 10-K of the Company as filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commission or similar regulatory authorities in Canada on February 25, 2026 (the “Annual Report on Form 10-K”).

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

3. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

On November 5, 2024, the FASB issued Accounting Standards Update No. 2024-03, “Disaggregation of Income Statement Expenses” (“ASU-2024-03”) which requires further disaggregated information on an entity’s types of expenses presented to better understand the components of an entity’s expense captions. The amendments within ASU-2024-03 are effective for annual reporting periods starting December 15, 2026, and interim periods beginning after December 15, 2027, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this standard and expects this to impact the presentation and disclosures of the Consolidated Statement of Operations and Comprehensive Income (Loss).

On November 27, 2024, the FASB issued Accounting Standards Update No. 2024-04, “Induced Conversions of Convertible Debt Instruments” (“ASU-2024-04”) which requires discussing an entity’s assessment of induced conversion and debt extinguishment of convertible debt instruments. The amendments in ASU-2024-04 are effective for fiscal years beginning after December 15, 2025, on a prospective basis with an option of retrospective application. The Company has adopted this standard and there is minimal impact, as the Company has no existing convertible debt instruments to which this update applies.

On July 30, 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments - Credit Losses” (“ASU-2025-05”) which requires additional consideration when estimating the expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments in ASU-2025-05 are effective for fiscal years beginning after December 15, 2025. The Company has adopted this standard and there is minimal impact to the financial statements and disclosures.

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

On December 8, 2025, the FASB issued Accounting Standards Update No. 2025-11, “Narrow-Scope Improvements to Interim Reporting” (“ASU-2025-11”) which clarifies the guidance on interim reporting disclosures. The amendments in ASU-2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact of the adoption of this standard.

On May 19, 2026, the FASB issued Accounting Standards Update No. 2026-02, “Environmental Credits and Environmental Credit Obligations” (“ASU-2026-02”) which establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The amendments in ASU-2026-02 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact of the adoption of this standard.

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

For the three and six months ended June 30, 2026 and 2025, the following reorganization costs incurred relate to the above mentioned initiatives:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Termination benefits	583	-	1,987	-
Transformation Office costs	472	-	1,421	-
Rock Hill Facility closure of operations	-	174	-	384
Other costs	1	-	15	-
Total reorganization costs	1,056	174	3,423	384

Reorganization costs in accounts payable and accrued liabilities at January 1, 2026	2,088
Reorganization expense	3,423
Reorganization costs paid	(3,772)
Reorganization costs in accounts payable and accrued liabilities at June 30, 2026	1,739

Of the $1.7 million of reorganization costs in accounts payable and accrued liabilities as at June 30, 2026 (December 31, 2025 – $2.1 million), $1.67 million relates to termination benefits (December 31, 2025 – $1.8 million) and $0.06 million relates to other reorganization costs (December 31, 2025 – $0.3 million).

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial well-being of our customers. At June 30, 2026, approximately 63% of our trade accounts receivable are trade credit insured, relating to accounts receivable from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities. In addition, where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

Our trade balances are spread over a broad Construction Partner base, which is geographically dispersed. For the three and six months ended June 30, 2026 and for the three and six months ended June 30, 2025, no single Construction Partner accounted for greater than 10% of revenue.

The Company’s aged receivables were as follows:

	As at
	June 30, 2026	December 31, 2025
Current	16,930	19,894
Overdue	2,231	2,552
	19,161	22,446
Less: expected credit losses	(76)	(77)
Trade and accrued receivables, net of expected credit losses	19,085	22,369

No adjustment to our expected credit losses of $0.1 million was required for the three and six months ended June 30, 2026 for our trade receivables. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

6. OTHER LIABILITIES

	As at
	June 30, 2026	December 31, 2025
Warranty provisions (1)	853	863
DSU liability	2,548	1,954
Income taxes payable	187	247
Sublease deposits	112	206
Other provisions and other liabilities(2)	2,830	2,166
Other liabilities	6,530	5,436

(1)
The following table presents a reconciliation of the warranty provision balance:

	As at
	June 30, 2026	December 31, 2025
As at January 1,	863	849
Additions to warranty provision	462	619
Payments related to warranties	(472)	(605)
	853	863

(2)
As previously disclosed, DIRTT Environmental Solutions Inc. received a subpoena for records in relation to an ongoing inquiry by the U.S. Department of Justice into certain projects and services provided by a third party and DIRTT dating back to 2014. The Company is complying with the subpoena and cooperating with the U.S. Department of Justice. There have been ongoing discussions regarding the possible resolution of these matters with the U.S. Department of Justice without admitting or denying liability. Based on the discussions to date, the Company provided $2.0 million as at December 31, 2025 for the cost of a potential settlement of these matters with the U.S. Department of Justice. There has been no update as at June 30, 2026.

7. LONG-TERM DEBT

	Leasing Facilities	Convertible Debentures	BDC Loan	Total Debt
Balance at January 1, 2025	373	21,979	-	22,352
Accretion of issue costs	-	338	-	338
Accrued interest	28	1,384	-	1,412
Interest payments	(28)	(1,394)	-	(1,422)
Principal repayments	(81)	(314)	-	(395)
Gain on extinguishment	-	(24)	-	(24)
Exchange differences	17	1,101	-	1,118
Balance at December 31, 2025	309	23,070	-	23,379
Current portion of long-term debt and accrued interest	89	23,070	-	23,159
Long-term debt	220	-	-	220

Balance at January 1, 2026	309	23,070	-	23,379
Issuances	-	-	6,908	6,908
Accretion of issue costs	-	89	22	111
Accrued interest	12	396	135	543
Interest payments	(12)	(690)	(134)	(836)
Principal repayments	(43)	(12,043)	(300)	(12,386)
Exchange differences	(10)	(451)	(133)	(594)
Balance at June 30, 2026	256	10,371	6,498	17,125
Current portion of long-term debt and accrued interest	90	10,371	1,759	12,220
Long-term debt	166	-	4,739	4,905

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

At June 30, 2026, available borrowings under the Eighth Amended RBC Facility are C$9.6 million ($6.7 million) (December 31, 2025 – C$16.3 million ($11.8 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. Under the RBC Facility, if the “Net Borrowing Availability” (defined as the borrowing base less any loan advances and letters of credit or guarantee and if undrawn including unrestricted cash), was less than C$3.0 million for at least thirty consecutive calendar days, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve-month basis. As at June 30, 2026, the Company is in compliance with its financial covenants.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.2 million) has been drawn and C$4.1 million ($3.0 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%.

The Company did not make any draws on the Canada Leasing Facility during the three and six months ended June 30, 2026 (2025 – $nil). The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures (the “January Debentures”) with a syndicate of underwriters. On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures matured and became repayable on January 31, 2026 (the “January Debentures Maturity Date”) and accrued interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal were payable in cash or shares at the option of the Company. The January Debentures were convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. On November 21, 2023, the Company announced that the Board of Directors had approved a rights offering (the “Rights Offering”) to its common shareholders for aggregate gross proceeds of C$30.0 million ($22.4 million). As a result of the Rights Offering, the conversion price of the January Debentures was adjusted to C$4.03 per common share representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the issuer bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures, and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures (“Issuer Bid”). On August 2, 2024, the Company repurchased for cancellation C$18.9 million ($14.0 million) principal amount of the January Debentures held by 22NW Fund, L.P. (“22NW”). On August 28, 2024, the Company commenced the Debentures normal course issuer bid (the “Debentures NCIB”) which expired on August 27, 2025. On August 26, 2025, the Company announced the renewal of the Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB (the “Renewed Debentures NCIB”) and is expected to terminate on August 27, 2026 for the December Debentures. The Renewed Debentures NCIB terminated on January 31, 2026, with respect to the January Debentures, concurrent with the January Debentures Maturity Date and repayment of the January Debentures. The Company made $nil repurchases under the Renewed Debentures NCIB of the January Debentures during the three and six months ended June 30, 2026 (C$0.02 million ($0.01 million) and C$0.05 million ($0.04 million)) for the three and six months ended June 30, 2025, respectively, as part of the Debentures NCIB).

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures (the “December Debentures”), and collectively with the January Debentures, the “Debentures” with a syndicate of underwriters. The December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. As a result of the Rights Offering, the conversion price of the December Debentures was adjusted to C$3.64 per common share representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures. On August 2, 2024, the Company repurchased for cancellation C$13.6 million ($10.1 million) principal amount of December Debentures held by 22NW. On August 28, 2024, the Company commenced the Debentures NCIB which expired on August 27, 2025. On August 26, 2025, the Company announced the Renewed Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB. The Renewed Debentures NCIB is expected to terminate on August 27, 2026 with respect to the December Debentures. The Company did not repurchase any of the December Debentures during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company repurchased for cancellation C$0.03 million ($0.02 million) principal amount of the December Debentures, as part of the Renewed Debentures NCIB and (C$0.1 million ($0.1 million) and C$0.2 million ($0.1 million) for the three and six months ended June 30, 2025, respectively, as part of the Debentures NCIB). As at June 30, 2026, C$14.8 million ($10.4 million) principal amount of the December Debentures was outstanding.

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

Following the satisfaction of the conditions precedent set forth in the Letter, the Company received an initial disbursement of C$5.5 million on February 13, 2026 and, following satisfaction of certain additional conditions, a second disbursement of C$4.5 million on March 11, 2026. Subject to certain conditions, it is expected that BDC will make a third disbursement of C$5.0 million in the second half of 2026. The Loan accrues interest at a rate equal to BDC’s floating base rate (6.55% per annum) minus 0.75%. Monthly principal repayments of the Loan commence in May 2026 and additional monthly interest payments are due on the last day of each month, beginning on March 31, 2026. The Loan matures on April 30, 2032. Costs of the transaction were approximately C$0.4 million ($0.3 million). As at June 30, 2026, the Company is in compliance with the Loan’s financial covenants.

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

The proceeds of the Loan, together with cash on hand, were used to refinance the January Debentures.

The following table includes principal maturities of the BDC Loan at June 30, 2026:

BDC Loan
2026	586
2027	1,173
2028	1,173
2029	1,173
2030	1,173
Thereafter	1,564
Total	6,842

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

Stock-based compensation expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Equity-settled awards	773	739	1,691	1,478
Cash-settled awards	(49)	(145)	(92)	(145)
	724	594	1,599	1,333

The following summarizes RSUs, PRSUs, PSUs (each as defined herein) and DSUs activity during the periods:

	RSU Time-	RSU Performance-
	Based	Based	PSU	DSU
	Number of	Number of	Number of	Number of
	units	units	units	units
Outstanding at December 31, 2024	10,260,791	45,177	1,845,608	4,033,894
Granted	25,000	-	-	544,081
Vested or settled	(1,474,331)	-	-	-
Withheld to settle employee tax obligations	(139,186)	-	-	-
Forfeited or expired	(156,791)	(45,177)	-	-
Outstanding at June 30, 2025	8,515,483	-	1,845,608	4,577,975
Outstanding at December 31, 2025	8,181,585	-	2,597,608	3,464,988
Granted	150,000	-	-	560,883
Vested or settled	(2,298,528)	-	-	-
Withheld to settle employee tax obligations	(1,837,695)	-	-	-
Forfeited or expired	(324,376)	-	(922,804)	-
Outstanding at June 30, 2026	3,870,986	-	1,674,804	4,025,871

Restricted share units (time-based vesting)

Except as noted below, outstanding restricted share units (“RSUs”) that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant. The RSUs will be settled following vesting by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in the six months ended June 30, 2025 was C$0.82. During the second quarter of 2026, the Executive Chairman of the Board was granted 150,000 RSUs with a weighted average fair value of C$0.77, which was determined using the closing price of the Company’s common shares on the respective grant date. These RSUs vested on July 2, 2026.

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

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through performance share units (“PSUs”). The performance period of the PSUs is from January 1, 2023, to December 31, 2026, with a cliff vesting term for December 31, 2026. An aggregate of 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of June 30, 2026, the fair value of these PSUs have been deemed to be $nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023 and the first quarter of 2026, 738,553 PSUs and 922,804 PSUs, respectively, with a $nil value were forfeited as a result of executive departures and 922,804 PSUs with a $nil value are outstanding at June 30, 2026.

During the fourth quarter of 2025, the Company granted 752,000 PSUs to its chief transformation officer. The performance period is from November 26, 2025 to June 30, 2026. The performance measures relate to success of cost savings targets tied to transformation efforts by the Company. The achievement of the performance criteria will be determined by the Board of Directors in the third quarter of 2026. As of June 30, 2026, the PSUs were deemed to have a value of $0.6 million (December 31, 2025 – $0.6 million).

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the period. DSUs outstanding at June 30, 2026 had a fair value of $0.4 million which is included in other liabilities on the balance sheet (December 31, 2025 – $0.5 million).

Granted under the LTIP

DSUs granted after May 30, 2023 (the “New DSUs”) will be settled by way of the provision of cash or shares (or a combination thereof) to the directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the DSUs granted in the first six months of 2026 and 2025 was C$0.74 ($0.52) and C$0.92 ($0.66), respectively, which was determined using the closing price of the Company’s common shares on the grant date. New DSUs outstanding at June 30, 2026 had a fair value of $1.7 million which is included in other liabilities on the balance sheet (December 31, 2025 – $1.4 million).

Dilutive Instruments

For the three months ended June 30, 2026, 0.9 million PSUs and 20.6 million common shares which would have been issued if the principal amounts of the December Debentures were settled in common shares at the quarter-end price were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net income per share. 0.7 million RSUs and 3.0 million New DSUs were included in the diluted weighted average number of common shares. See Note 10 for the dilutive impact on net income per share.

For the six months ended June 30, 2026, 0.9 million PSUs, 2.1 million RSUs, 2.9 million New DSUs, and 20.6 million common shares which would have been issued if the principal amounts of the December Debentures were settled in common shares at the quarter-end price were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net loss per share.

For the three and six months ended June 30, 2025, 1.0 million and 6.7 million RSUs, respectively, 3.2 million New DSUs, 1.8 million PSUs, and 38.6 million common shares which would have been issued if the principal amounts of the December Debentures and the January Debentures were settled in common shares at the quarter-end price were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net loss per share.

9. SHARE REPURCHASES

On December 18, 2024, the Company announced a normal course issuer bid for common shares (the “Shares NCIB”), which commenced on December 20, 2024 and terminated on December 19, 2025, and permitted DIRTT to acquire up to 7,515,233 common shares. 730,148 and 1,248,411 common shares were acquired and cancelled during the three and six months ended June 30, 2025, respectively. All repurchases under the Shares NCIB were made on the open market through the facilities of the Toronto Stock Exchange (the “TSX”) at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB were immediately cancelled.

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

Under the Renewed Shares NCIB, DIRTT acquired and cancelled nil common shares during the three months ended June 30, 2026 and 208,006 common shares during the six months ended June 30, 2026.

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 1, 2026 - January 31, 2026	116,253	$0.64	116,253	9,477,625
February 1, 2026 - February 28, 2026	53,085	$0.65	53,085	9,424,540
March 1, 2026 - March 31, 2026	38,668	$0.69	38,668	9,385,872
April 1, 2026 - April 30, 2026	-	NA	-	9,385,872
May 1, 2026 - May 31, 2026	-	NA	-	9,385,872
June 1, 2026 - June 30, 2026	-	NA	-	9,385,872
Total	208,006		208,006	9,385,872

10. EARNINGS (LOSS) PER SHARE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) per share – basic
Net income (loss) (thousands of U.S. dollars)	$1,059	$(6,602)	$(2,214)	$(7,263)
Weighted average number of shares outstanding (thousands of shares)	193,789	190,537	193,081	190,597
Net income (loss) per share (U.S. dollars) − basic (as on the Consolidated Statement of Operations)	$0.01	$(0.03)	$(0.01)	$(0.04)

Net income (loss) per share − diluted
Net income (loss) (thousands of U.S. dollars)	$1,059	$(6,602)	$(2,214)	$(7,263)
Weighted average number of shares outstanding (thousands of shares)	193,789	190,537	193,081	190,597
Dilutive RSUs (thousands of shares) (1)	654	-	-	-
Dilutive New DSUs (thousands of shares) (1)	3,029	-	-	-
Weighted average number of shares outstanding (thousands of shares)	197,472	190,537	193,081	190,597
Net income (loss) per share (U.S .dollars) − diluted (as on the Consolidated Statement of Operations)	$0.01	$(0.03)	$(0.01)	$(0.04)

(1) For the three months ended June 30, 2026, the Net income per share − diluted includes the effect of 0.6 million RSUs, and 3.0 million New DSUs, as they would have the potential to dilute basic income per share. Refer to Note 8 for the anti-dilutive impact on the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025.

11. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 12 for the disaggregation of revenue by geographic region.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Product	34,466	33,475	70,772	69,699
Transportation	4,229	4,091	8,521	8,029
License fees from Construction Partners	196	175	414	359
Total product revenue	38,891	37,741	79,707	78,087
Installation and other services	1,419	1,181	3,035	2,130
	40,310	38,922	82,742	80,217

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
At a point in time	38,695	37,566	79,293	77,728
Over time	1,615	1,356	3,449	2,489
	40,310	38,922	82,742	80,217

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

Contract Liabilities

	As at
	June 30, 2026	December 31, 2025	December 31, 2024
Customer deposits	2,211	3,474	4,028
Deferred revenue	382	33	-
Contract liabilities	2,593	3,507	4,028

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was lower as at June 30, 2026 compared to December 31, 2025 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2025 and 2024 totaling $3.5 million and $4.0 million, respectively, were recognized as revenue in the six months ended June 30, 2026 and 2025, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Commercial	26,837	20,808	51,472	48,906
Healthcare	5,373	9,165	17,374	16,369
Government	3,142	3,007	5,766	5,656
Education	3,343	4,586	4,681	6,797
License fees from Construction Partners	196	175	414	359
Total product and transportation revenue	38,891	37,741	79,707	78,087
Installation and other services	1,419	1,181	3,035	2,130
	40,310	38,922	82,742	80,217

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

Revenue from external customers

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Canada	5,162	4,044	10,970	10,922
U.S.	35,148	34,878	71,772	69,295
	40,310	38,922	82,742	80,217

Non-current assets

	As at June 30,	As at December 31,
	2026	2025
Canada	23,313	26,013
U.S.	12,527	14,104
	35,840	40,117

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

Segment profit and loss reconciliation to Net income (loss) after tax

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Revenue	40,310	38,922	82,742	80,217
Operating expenses (1)	12,683	15,156	28,948	30,020
Operating income (loss)	1,301	(4,338)	(1,963)	(4,660)
Other (expenses)/income and (losses)/gains (2)	(242)	(2,264)	(251)	(2,603)
Net income (loss) after tax	1,059	(6,602)	(2,214)	(7,263)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-	-
Net income (loss) after tax	1,059	(6,602)	(2,214)	(7,263)

(1) Includes Sales and marketing, General and administrative, Operations support, Technology and development, Stock-based compensation, and Reorganization costs.

(2) Includes Tax expenses, non-recurring gains and losses, foreign exchange gains (losses), interest income and interest expenses.

13. INCOME TAXES

As at June 30, 2026, the Company had a valuation allowance of $30.5 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2025 – $30.9 million).

14. COMMITMENTS AND CONTINGENCIES

As at June 30, 2026, the Company had outstanding purchase obligations of approximately $2.6 million related to service commitments, inventory, and property, plant and equipment purchases (December 31, 2025 – $4.0 million). As at June 30, 2026, the Company had undiscounted operating lease liabilities of $24.5 million (December 31, 2025 – $27.8 million).

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

15. RELATED PARTY TRANSACTIONS

On August 2, 2024, DIRTT entered into a support and standstill agreement (the “2024 Support Agreement”) with 22NW and WWT Opportunity #1 LLC (“WWT”), DIRTT’s second largest shareholder at the time, which replaced the support and standstill agreement entered into with 22NW on March 22, 2024. Under the 2024 Support Agreement, both 22NW and WWT agreed to certain voting and standstill obligations, including voting in favor of the management director nominees at each of DIRTT’s next two annual general meetings and voting in favor of the ratification of the Company’s amended and restated shareholder rights plan. Additionally, each of 22NW and WWT had the right to designate a director nominee at each of DIRTT’s next two annual general meetings, and is subject to certain restrictions with respect to commencing a take-over bid for the Company. The 2024 Support Agreement also permits WWT to acquire up to 4,067,235 additional shares through market purchases (representing approximately 2% of the then issued and outstanding shares), which provides WWT with an opportunity to own the same number of shares as 22NW (being 57,447,988 shares, or approximately 29.8% of the issued and outstanding shares as of the date of the 2024 Support Agreement). The 2024 Support Agreement otherwise prohibits each of 22NW and WWT from acquiring any additional shares. As a result of the share sale by WWT to the 726 Entities on February 13, 2026 as described below, WWT is no longer entitled to its nomination right under the 2024 Support Agreement. Except as amended by the 2026 Support Agreement described below, the 2024 Support Agreement otherwise remains in force.

On February 17, 2026, the Company entered into a support and standstill agreement (the “2026 Support Agreement”) with 22NW, and 726 BF LLC and 726 BC LLC (collectively, the “726 Entities”), which amends the 2024 Support Agreement in respect of certain matters. The 2026 Support Agreement was entered into in connection with the acquisition by the 726 Entities of certain common shares from WWT, as a result of which the 726 Entities own collectively approximately 15.0% of the Company’s outstanding common shares. Under the 2026 Support Agreement, each of 22NW and the 726 Entities had the right to designate a director nominee at the Company’s annual general meeting that was held on May 7, 2026 (the “2026 Meeting”), so long as they respectively owned at least the lesser of (i) 10% of the then outstanding common shares, or (ii) 19,174,445 common shares. Under the 2026 Support Agreement, both 22NW and the 726 Entities are subject to certain voting and standstill obligations, including voting in favor of the management director nominees at the 2026 Meeting. Additionally, 22NW and the 726 Entities are each subject to certain restrictions with respect to commencing a take-over bid for the Company. The 2026 Support Agreement otherwise prohibits each of 22NW and the 726 Entities from acquiring any additional common shares and terminates on the date which is 90 days following the 2026 Meeting. Pursuant to the terms of the 2026 Support Agreement, the Company appointed Jeremy Gold, Managing Director, Briger Family Office, to the Board effective February 13, 2026. Mr. Gold is the nominee director for the 726 Entities under the 2026 Support Agreement.

Other related party transactions for the three and six months ended June 30, 2026, relate to the sale of DIRTT products and services to the Fortress Investment Group, a related party to the 726 Entities, for $0.1 million. The sale to the Fortress Investment Group was based on price lists in force and terms that are available to all employees. There were no related party transactions for the three months ended June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes and other financial information appearing in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Quarterly Report”). This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

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

DIRTT’s proprietary design integration software, DIRTT Design Editor also known as the ICE® software and technology platform (“Design Editor”, “ICE” or “ICE software”), translates the vision of architects and designers into a 3D model that also acts as manufacturing information. ICE is also licensed to our Construction Partners and certain third parties, including Armstrong World Industries, Inc. (“AWI”) which owns a 50% interest in the rights, title and interests in certain intellectual property rights in a portion of the ICE software that is used by AWI.

Key Second Quarter Highlights and Other Recent Developments

•
Revenue for the quarter ended June 30, 2026 was $40.3 million, an increase of $1.4 million or 4%, from $38.9 million for the same period of 2025.
•
Gross profit and gross profit margin for the quarter ended June 30, 2026 were $14.0 million or 34.7% of revenue compared to $10.8 million or 27.8% of revenue for the quarter ended June 30, 2025. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the three months ended June 30, 2026 was $14.9 million, an increase from $11.8 million Adjusted Gross Profit for the second quarter of 2025. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) was 37.0% in the second quarter of 2026, an increase from 30.4% in the comparative period of 2025. Gross profit and Adjusted Gross Profit for the quarter ended June 30, 2026 improved from prior periods primarily due to lower tariff and tariff mitigation costs, which was partially offset by lower margins on installation projects. A 1% aluminum price surcharge was put in place on orders placed after March 18, 2026 to help mitigate the impact of rising aluminum prices. We incurred $0.3 million of tariff and tariff mitigation costs in the second quarter of 2026 compared to $2.0 million tariff and tariff mitigation costs in the second quarter of 2025.
•
During the first six months of 2025, various tariffs were levied by the U.S. and Canadian governments. The Company was most significantly impacted by the 50% tariff levied on Canadian aluminum exports to the U.S. which increased from 25% in June 2025. Following tariff revisions announced by the U.S. Government on April 6, 2026 and June 8, 2026, the Company believes that the import of DIRTT product into the U.S. is no longer subject to certain tariffs under Section 232 of the Trade Expansion Act of 1962 (“Section 232 tariffs”) on steel and aluminum. We incurred $0.3 million (0.7% of total revenue) in tariffs and costs related to tariff mitigation actions for the three months ended June 30, 2026 compared to $2.0 million tariff and tariff mitigation costs incurred in the three months ended June 30, 2025.
•
Reorganization expenses related to the deployment of the Transformation Office (as defined herein) for the three months ended June 30, 2026 included $1.1 million primarily related to termination benefits.

•
Net income after tax and net income margin for the second quarter of 2026 was $1.1 million and 2.6% of revenue, respectively, compared to $6.6 million net loss after tax and net loss margin of 17.0% for the same period of 2025. The increase in net income is primarily the result of a $3.2 million increase in gross profit, a $2.0 million increase in foreign exchange gain, a $1.2 million decrease in general and administrative expenses, $1.1 million decrease in sales and marketing expense, a $0.6 million decrease in operations support expenses, a $0.6 million decrease in technology and development expenses, offset by a $0.9 million increase in reorganization expenses.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the second quarter of 2026 was $4.7 million, or 11.8% of revenue, an increase of $6.8 million from $(2.0) million, or (5.2%) of revenue, for the second quarter of 2025. Higher Adjusted EBITDA was mainly driven by a $3.1 million increase in Adjusted Gross Profit, offset by the decrease in other operating expenses discussed above.
•
Cash on hand decreased by $0.2 million in the second quarter of 2026 to $14.8 million, compared to a $5.3 million decrease in cash in the second quarter of 2025. The decrease in cash in the second quarter of 2026 was driven by $0.9 million of net cash flows provided by operating activities, offset by $0.5 million in investment activities, and $0.3 million in repayment of long term debt.
•
On February 2, 2026, the Company’s 10-week trial against Falkbuilt Ltd. (“Falkbuilt”), Messrs. Smed and Loberg and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, employment duties and confidentiality (the “Falkbuilt Litigation”) commenced. DIRTT is pursuing damages and losses it suffered in Canada, the U.S., and abroad in the Court of King’s Bench of Alberta. An additional three weeks of trial began July 20, 2026.
•
On June 30, 2026, the Company amended the employment agreements for Scott Robinson and Adrian Zarate to extend their respective terms as Executive Chairman of the Board and Chief Transformation Officer through December 31, 2026.

Pipeline

The table below presents our qualified leads and twelve-month forward pipeline as at July 1, 2026, January 1, 2026, and July 1, 2025. We define qualified leads as the quantity of projects being pursued as of the date presented, and define our pipeline as the estimated potential revenue from qualified leads where a client has engaged DIRTT and is assessing DIRTT as a potential provider of prefabricated interior solutions. We believe these metrics are helpful to estimate near-term performance.

As of July 1, 2026, our twelve-month forward pipeline remained consistent year-over-year and decreased by 7% from January 1, 2026, illustrated in the table below.

	As at
	July 1, 2026	January 1, 2026	% Change	July 1, 2025	% Change
Twelve-Month Forward Pipeline ($ 000s)
Commercial	161,209	183,323	(12)	169,698	(5)
Healthcare	67,393	65,962	2	71,957	(6)
Government	53,500	52,796	1	48,930	9
Education	27,895	30,763	(9)	20,342	37
	309,997	332,844	(7)	310,927	(0)
Leads (#)	1,445	1,457	(1)	1,362	6

Pipeline decreased from January 1, 2026, reflecting the continued execution of our operating strategy, with a focus on improving pipeline quality and forecasting reliability through enhanced qualification processes and increased emphasis on higher-value, higher-margin opportunities.

Price Increases and Impact of Tariffs

Throughout 2025 and into 2026, the U.S. Government proposed and enacted various tariffs as disclosed in our Annual Report on Form 10-K.

Conflict in the Middle East, including Iran, has resulted in rising oil and aluminum prices which are compressing our gross margin. In response, we implemented an 8% freight and 1% aluminum price surcharge earlier in 2026.

As of the date of this report, tariff revisions were announced effective April 6, 2026 and subsequently updated effective June 8, 2026, specific to steel and aluminum tariffs. Based on our review of the proclamations, we believe that the import of DIRTT products into the U.S. is no longer subject to Section 232 tariffs on steel and aluminum.

Further, the Canada-United States-Mexico Agreement (“ CUSMA”), the free trade agreement among Canada, the U.S., and Mexico, is undergoing a joint review in 2026. If the U.S. were to withdraw from or materially modify the CUSMA or impose significant tariffs or taxes on goods imported into the U.S., the cost of our products could significantly increase or no longer be priced competitively for U.S. customers, and our business, financial condition, and results of operations could be materially and adversely affected. We continue to evaluate these developments.

We continue to monitor and mitigate the impact of tariffs and raw material costs through pricing actions, surcharges, and other operational strategies. Although aluminum is our most significant raw material, we are seeing double digit price increases in some of our other raw materials due to rising oil prices. Based on the above developments, we continue to maintain our 3.5% tariff surcharge and the additional 1% aluminum price surcharge announced earlier in the year. Through our business transformation, we are aiming to absorb other raw material price increases by finding business efficiencies through DIRTT’s new operating model.

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. As a result of this ruling, we may be eligible for a refund of certain tariffs previously paid on imported goods. As of June 30, 2026, the U.S. Customs and Borders Protection has confirmed that we are eligible to a refund of $0.3 million under Phase 1 of the program including $0.02 million of interest. These amounts have been recorded in our financial statements. We may be eligible for additional refunds in the future under Phase 2 and Phase 3. However, no adjustments have been recorded in the accompanying interim condensed consolidated financial statements for these two phases as the recoverability and timing of any such refund remains uncertain and we cannot reasonably predict or estimate the financial impact.

Outlook

As we progress through the back-half of 2026, DIRTT continues to build on the operational and commercial improvements achieved over the past eighteen months. While customer decision-making timelines remain measured in certain markets, we are seeing increased consistency in project qualification, stronger alignment between commercial activity and forecasted revenue opportunities, and improved visibility into the timing of potential project awards. We believe these trends reflect the progress achieved through our transformation initiatives and provide a stronger foundation for disciplined execution.

Our commercial activity continues to support confidence in the business. While our twelve-month forward opportunity set has moderated from the beginning of the year, this reflects deliberate efforts to improve qualification standards, strengthen forecasting discipline, and prioritize opportunities that align with our strategic and financial objectives. We believe these actions have improved the overall quality of opportunities being pursued and enhanced visibility into future demand.

Construction Services continues to evolve as an important component of our commercial strategy and remains a meaningful contributor to business development activity. Compared to traditional product-led opportunities, Construction Services engagements are generally supported by contractual arrangements that provide greater visibility once awarded and can contribute to more predictable revenue realization. As this channel matures, we expect it to further strengthen market coverage and anticipate changes to our project execution practices to improve margin and broaden our ability to serve customers.

We continue to execute our transformation initiatives, including process standardization, cost optimization, partner enablement, and enhancements to our commercial organization. Targeted investments in leadership, organizational capability, and go-to-market effectiveness are strengthening commercial execution and supporting more efficient conversion of opportunities into revenue. Collectively, these efforts are enhancing organizational effectiveness and positioning the Company to drive sustainable, profitable growth.

With a strong liquidity position, improving commercial discipline, and a streamlined operating model, DIRTT remains focused on disciplined execution and long-term value creation for shareholders, partners, and employees.

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

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), tax consequences, reorganization expense, unusual or infrequent charges or gains (such as gain on extinguishment of debt), and stock-based compensation. We remove the impact of foreign exchange gain (loss) from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA. We have not reconciled forward-looking non-GAAP measures to its corresponding GAAP measures due to the high variability and difficulty in making accurate forecasts and projections, particularly with respect to non-operating income and expenditures, which are difficult to predict and subject to change.

Depreciation and amortization, stock-based compensation expense, reorganization expense, foreign exchange gains and losses, gain on extinguishment of debt, legal provisions, net interest income on cash deposits, interest expense on outstanding debt and debt facilities, and tax expense are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

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

Results of Operations

Three and Six Months Ended June 30, 2026, Compared to the Three and Six Months Ended June 30, 2025

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)			($ in thousands)
Revenue	40,310	38,922	4	82,742	80,217	3
Gross Profit	13,984	10,818	29	26,985	25,360	6
Gross Profit Margin	34.7%	27.8%		32.6%	31.6%
Operating expenses
Sales and marketing	4,216	5,293	(20)	9,247	10,470	(12)
General and administrative	4,548	5,743	(21)	9,984	11,223	(11)
Operations support	1,237	1,872	(34)	2,852	3,902	(27)
Technology and development	902	1,480	(39)	1,843	2,708	(32)
Stock-based compensation	724	594	22	1,599	1,333	20
Reorganization	1,056	174	507	3,423	384	791
Total operating expenses	12,683	15,156	(16)	28,948	30,020	(4)
Operating income (loss)	1,301	(4,338)	130	(1,963)	(4,660)	58
Operating margin	3.2%	(11.1)%		(2.4)%	(5.8)%
Interest income	105	232	(55)	187	494	(62)
Gain on extinguishment of convertible debentures	-	7	(100)	-	14	(100)
Foreign exchange gain (loss)	46	(1,912)	102	385	(2,024)	119
Interest expense	(354)	(485)	(27)	(704)	(936)	(25)
	(203)	(2,158)	91	(132)	(2,452)	95
Net income (loss) before tax	1,098	(6,496)	117	(2,095)	(7,112)	71
Current and deferred income tax expense	39	106	(63)	119	151	(21)
Net income (loss) after tax	1,059	(6,602)	116	(2,214)	(7,263)	70

Revenue

Revenue mainly reflects sales to our construction partners (“Construction Partners”) for resale to their clients and, in some circumstances, our direct sales to clients. Our revenue is generally affected by the timing of order execution, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)			($ in thousands)
Product	34,466	33,475	3	70,772	69,699	2
Transportation	4,229	4,091	3	8,521	8,029	6
License fees from Construction Partners	196	175	12	414	359	15
Total product revenue	38,891	37,741	3	79,707	78,087	2
Installation and other services	1,419	1,181	20	3,035	2,130	42
	40,310	38,922	4	82,742	80,217	3

Revenue for the three months ended June 30, 2026 was $40.3 million, an increase of $1.4 million compared to $38.9 million in the comparative period of 2025. The second quarter was relatively flat compared to the second quarter of 2025. Revenue for the six months ended June 30, 2026 was $82.7 million, an increase of $2.5 million from $80.2 million in the comparative period of 2025 due to pricing increases issued in response to tariffs. See “Price Increases and Impact of Tariffs.”

Installation and other services revenue was $1.4 million for the quarter ended June 30, 2026 compared to $1.2 million in the quarter ended June 30, 2025 and $3.0 million for the six months ended June 30, 2026 compared to $2.1 million for the same period of 2025. Historically, this revenue primarily reflects services performed by our ICE teams for third parties. Except in limited circumstances, historically our Construction Partners, rather than the Company, perform installation services. For the three and six months ended June 30, 2026, our Construction Services channel was involved in a higher number of installation projects resulting in a 20% and a 42% growth in that revenue stream, respectively.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At June 30, 2026, we had 59 Construction Partners (June 30, 2025: 70; December 31, 2025: 66) servicing multiple locations. We continue to both develop our Construction Services team and partner with our Construction Partner network to drive increased revenue for DIRTT.

The following tables present our product and transportation revenue by vertical market:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)			($ in thousands)
Commercial	26,837	20,808	29	51,472	48,906	5
Healthcare	5,373	9,165	(41)	17,374	16,369	6
Government	3,142	3,007	4	5,766	5,656	2
Education	3,343	4,586	(27)	4,681	6,797	(31)
License fees from Construction Partners	196	175	12	414	359	15
Total product revenue	38,891	37,741	3	79,707	78,087	2
Service revenue	1,419	1,181	20	3,035	2,130	42
	40,310	38,922	4	82,742	80,217	3

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in %)		(in %)
Commercial	69	56	65	63
Healthcare	14	24	22	21
Government	8	8	7	7
Education	9	12	6	9
Total Product Revenue(1)	100	100	100	100

(1) Excludes license fees from Construction Partners.

We experienced a modest increase in revenue year-over-year. We continue to pursue opportunities across all market sectors, including healthcare, where projects typically exhibit longer sales cycles and implementation timelines.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the U.S. The following table presents our revenue dispersion by geography:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)
Canada	5,162	4,044	28	10,970	10,922	0
U.S.	35,148	34,878	1	71,772	69,295	4
	40,310	38,922	4	82,742	80,217	3

For the three months ended June 30, 2026, 13% of revenue was from Canada, as compared to 10% for the three months ended June 30, 2025. Historically, approximately 10-15% and 85-90% of revenues are derived from sales to Canada and the United States, respectively. We expect the historical split to continue.

Sales and marketing expenses

Sales and marketing expenses decreased by $1.1 million to $4.2 million for the three months ended June 30, 2026, compared to $5.3 million for the three months ended June 30, 2025. The decrease is primarily due to a $0.7 million decrease in salaries and benefits costs and a $0.2 million decrease in commissions.

Sales and marketing expenses decreased by $1.2 million to $9.2 million for the six months ended June 30, 2026, compared to $10.5 million for the six months ended June 30, 2025. The decrease is primarily due to a $0.6 million decrease in salaries and benefits costs and a $0.3 million decrease in commissions.

General and administrative expenses

General and administrative expenses decreased by $1.2 million to $4.5 million for the three months ended June 30, 2026, compared to $5.7 million for the three months ended June 30, 2025. The decrease is primarily related to a $0.9 million decrease in professional services costs and a $0.3 million decrease in salaries and benefits costs.

General and administrative expenses decreased by $1.2 million to $10.0 million for the six months ended June 30, 2026, compared to $11.2 million for the six months ended June 30, 2025. The decrease is primarily related to a $0.6 million decrease in professional services costs and a $0.4 million decrease in salaries and benefits costs.

Operations support expenses

Operations support is comprised primarily of project managers, order entry, and other professionals that facilitate the integration of our Construction Partner project execution, our manufacturing operations, and support staff for the operational processes team. Operations support expenses decreased by $0.6 million for the three months ended June 30, 2026 to $1.2 million from $1.9 million for the comparative period of 2025 primarily due to a $0.7 million decrease in salaries and benefits costs.

Operations support expenses decreased by $1.1 million to $2.9 million for the six months ended June 30, 2026, compared to $3.9 million for the six months ended June 30, 2025 primarily due to a $0.9 million decrease in salaries and benefits costs.

Technology and development expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams, and are primarily comprised of salaries and benefits of technical staff. Technology and development expenses decreased $0.6 million to $0.9 million for the three months ended June 30, 2026 compared to $1.5 million for the three months ended June 30, 2025. The decrease is primarily related to a $0.3 million decrease in salaries and benefits costs.

Technology and development expenses decreased by $0.9 million to $1.8 million for the six months ended June 30, 2026 compared to $2.7 million for the six months ended June 30, 2025. The decrease is primarily related to a $0.5 million decrease in salaries and benefits costs, and a $0.3 million decrease in professional services costs.

Stock-based compensation

Stock-based compensation expense is dependent on share price in a period for fair value adjustments made on cash-settled deferred share units (“DSUs”) awards and grants, exercises, expirations or forfeitures made on other awards.

Stock-based compensation expense for the three months ended June 30, 2026 was $0.7 million compared to $0.6 million in the same period of 2025. The increase in expense was largely due to an increase in performance share units (“PSUs”) expense and an increase in DSU expense in the second quarter of 2026, compared to the second quarter of 2025. The increase was slightly offset by a decrease in restricted share units (“RSUs”) expense as a result of a lower amount of RSUs outstanding for the quarter ended June 30, 2026 compared to the same period of 2025.

Stock-based compensation expense for the six months ended June 30, 2026 was $1.6 million compared to $1.3 million in the same period of 2025. The increase in expense was largely due to an increase in PSUs expense, slightly offset by a decrease in DSU expense and RSU expense in the second quarter of 2026, compared to the second quarter of 2025.

Reorganization

Reorganization expenses for the three and six months ended June 30, 2026 were $1.1 million and $3.4 million, respectively, compared to $0.2 million and $0.4 million, respectively, in the three and six months ended June 30, 2025. Reorganization expenses for the three and six months ended June 30, 2026, primarily relate to termination benefit costs and consultant costs associated with our Transformation Office, as described in Note 4 of our interim condensed consolidated financial statements, while the reorganization costs for the three and six months ended June 30, 2025 were largely made up of movement of inventory and equipment from the facility at Rock Hill, South Carolina (the “Rock Hill Facility”) for use at the Calgary facility.

Interest income

Interest income for the three and six months ended June 30, 2026 was $0.1 million and $0.2 million, respectively, compared to $0.2 million and $0.5 million for the comparative periods of 2025. The decreased interest income is due to declining prime rates on the Company’s lower cash equivalents during the six months ended June 30, 2026 compared to the same period of 2025.

Foreign exchange gain (loss)

Foreign exchange gain (loss) increased from losses of $1.9 million and $2.0 million for the three and six months ended June 30, 2025 to gains of $0.05 million and $0.4 million for the same periods of 2026. The increase is primarily related to the weakening of the Canadian dollar over the three and six months ended June 30, 2026.

Interest expense

Interest expense decreased by $0.1 million and $0.2 million from $0.5 million and $0.9 million in the three and six months ended June 30, 2025, respectively, to $0.4 million and $0.7 million for the three and six months ended June 30, 2026, respectively. This decrease is largely due to repayment of the 6.00% convertible unsecured subordinated debentures on January 31, 2026 (the “January Debentures”). The Business Development Bank of Canada (“BDC”) loan of C$10 million was advanced during February and March 2026 and bears an interest rate of 5.8% .

Income tax

Income tax expense for the three and six months ended June 30, 2026 decreased to $0.04 million and $0.1 million from $0.1 million and $0.2 million in the three and six months ended June 30, 2025. The current tax expense represents the income tax provision after the utilization of non-capital loss carry forwards against current period taxable income. The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Despite positive indications of future profitability, including the strength of our pipeline, the Company has determined that it is unlikely that a deferred tax asset will be recognized. Given the history of losses, the Company plans to maintain a valuation allowance against the deferred tax asset. As at June 30, 2026, the Company had a valuation allowance of $30.5 million (December 31, 2025: $30.9 million) against deferred tax assets. The Company plans to continue to evaluate indicators on whether a valuation allowance continues to be needed. As at June 30, 2026, we had C$112.4 million of non-capital loss carry-forwards in Canada and $41.2 million of non-capital loss carry-forwards in the United States. These loss carry-forwards will begin to expire in 2037.

Net income (loss) after tax

Net income after tax was $1.1 million or $0.01 net income per common share, basic and diluted, in the three months ended June 30, 2026, an increase of $7.7 million from net loss after tax of $6.6 million or $0.03 net loss per common share, basic and diluted, for the three months ended June 30, 2025. The increase in net income is primarily the result of a $3.5 million decrease in operating expenses (excluding stock-based compensation and reorganization expenses), a $3.2 million increase in gross profit, and a $2.0 million increase in foreign exchange gain, offset by a $0.9 million increase in reorganization expenses.

Net loss after tax was $2.2 million or $0.01 net loss per common share, basic and diluted, in the six months ended June 30, 2026, a decrease of $5.0 million from net loss after tax of $7.3 million or $0.04 net loss per common share, basic and diluted, for the six months ended June 30, 2025. The decrease in net loss is primarily the result of a $4.4 million decrease in operating expenses (excluding stock-based compensation and reorganization expenses), a $2.4 million increase in foreign exchange gain, and a $1.6 million increase in gross profit, offset by a $3.0 million increase in reorganization expenses.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Six months ended June 30, 2026 and 2025

The following table presents a reconciliation for the three and six months ended June 30, 2026 and 2025 of Adjusted Gross Profit to our gross profit and Adjusted Gross Profit Margin to gross profit margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Gross profit	13,984	10,818	26,985	25,360
Gross profit margin	34.7%	27.8%	32.6%	31.6%
Add: Depreciation and amortization expense	936	1,007	1,882	1,964
Adjusted Gross Profit	14,920	11,825	28,867	27,324
Adjusted Gross Profit Margin	37.0%	30.4%	34.9%	34.1%

For the quarter ended June 30, 2026, gross profit margin increased to 34.7% compared to 27.8% for the same period of 2025. Adjusted Gross Profit Margin was 37.0% for the second quarter of 2026, an increase from 30.4% in the comparative period of 2025. The increase in Adjusted Gross Profit Margin was mainly attributable to lower tariff costs and partially offset by lower margins on installation projects. With respect to higher aluminum prices, we have put in place a 1% aluminum price surcharge on orders placed after March 18, 2026 to help mitigate the impact of rising aluminum prices.

EBITDA and Adjusted EBITDA for the Three and Six months ended June 30, 2026 and 2025

The following table presents a reconciliation for the results for the three and six months ended June 30, 2026 and 2025 of EBITDA and Adjusted EBITDA to our net income (loss) after tax, and of Adjusted EBITDA Margin to net income (loss) margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Net income (loss) after tax for the period	1,059	(6,602)	(2,214)	(7,263)
Add back (deduct):
Interest income	(105)	(232)	(187)	(494)
Interest expense	354	485	704	936
Income tax expense	39	106	119	151
Depreciation and amortization	1,406	1,547	2,833	3,027
EBITDA	2,753	(4,696)	1,255	(3,643)
Stock-based compensation	724	594	1,599	1,333
Reorganization expense(2)	1,056	174	3,423	384
Foreign exchange (gain) loss	(46)	1,912	(385)	2,024
Gain on extinguishment of convertible debentures(2)	-	(7)	-	(14)
Legal provision(2)	250	-	250	-
Adjusted EBITDA	4,737	(2,023)	6,142	84
Net income (loss) Margin(1)	2.6%	(17.0)%	(2.7)%	(9.1)%
Adjusted EBITDA Margin	11.8%	(5.2)%	7.4%	0.1%

(1) Net income (loss) after tax divided by revenue.

(2) Reorganization expenses (refer to Note 4 of the interim condensed consolidated financial statements), the legal provision, and the gain on extinguishment of convertible debentures are not core to our business and are therefore excluded from the Adjusted EBITDA calculation.

For the three months ended June 30, 2026, Adjusted EBITDA increased by $6.8 million to $4.7 million from $(2.0) million and Adjusted EBITDA Margin increased to 11.8% from (5.2%) for the same period of 2025. This increase is attributed to the $3.1 million increase in Adjusted Gross Profit (explained above) and a decrease in operating expenses (excluding reorganization expense and stock-based compensation) of $3.5 million.

Liquidity and Capital Resources

As at June 30, 2026, the Company had $14.8 million of cash on hand and C$9.6 million ($6.7 million) of available borrowings, compared to $20.3 million of cash on hand and C$16.3 million ($11.8 million) of available borrowings as at December 31, 2025. Through the first six months of 2026, the Company used $5.5 million of cash primarily for $12.4 million repayment of long-term debt ($12.1 million relating to repayment of outstanding January Debentures), $1.3 million for capital expenditures, $0.4 million for tax payments on vesting RSUs, $0.1 million to repurchase common shares and debentures under the Renewed Shares NCIB and Renewed Debentures NCIB (as defined herein), offset by $6.9 million net proceeds received from the BDC loan and $2.1 million of net cash flows provided by operating activities.

We have assessed the Company’s liquidity as at June 30, 2026, taking into account our sales outlook for the next twelve months, our budget, forecast and expected cash outflows, our existing cash balances and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next twelve months. We note that the outstanding principal balance of the December Debentures (as defined herein) amounting to C$14.8 million ($10.4 million) as of June 30, 2026 are due on December 31, 2026 and have therefore been classified as current on our balance sheet. We are evaluating whether we will settle or refinance this debt.

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

On March 11, 2026, the Company entered into the Eighth Amended RBC Facility (as defined herein), which matures on November 30, 2026. The Eighth Amended RBC Facility is subject to the same borrowing base terms stated in the Seventh Amended RBC Facility. The Eighth Amended RBC Facility includes a customary “Restricted Payments” covenant that prohibits us from, among other things, repurchasing our common shares and paying dividends, unless we have satisfied certain conditions (the “Payment Conditions”). The Payment Conditions include conditions that, after giving effect to the relevant Restricted Payment, the Company has a net borrowing availability of at least C$5.0 million over the preceding 30-day period, and our fixed charge coverage ratio (“FCCR”) be at least 1.10 to 1.00 on a trailing 12-month basis. In February 2026, we and RBC determined that our purchases of our common shares under our NCIB in December 2025 did not comply with the Restricted Payments covenant because our FCCR was below 1.10 to 1.00. The Eighth Amended RBC Facility provided a waiver in connection with the foregoing.

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

On August 2, 2024, the Company repurchased for cancellation C$13,638,000 and principal amount of December Debentures and C$18,915,000 principal amount of the January Debentures held by 22NW Fund, L.P. (the “Debenture Repurchase”).

On August 28, 2024, the Company commenced the Debentures normal course issuer bid (the “Debentures NCIB”) which expired on August 27, 2025. Under the Debentures NCIB, DIRTT was permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. For the three months ended June 30, 2025, C$0.1 million ($0.1 million) and C$0.02 million ($0.01 million) principal amounts of the December Debentures and January Debentures, respectively, had been acquired through the Debentures NCIB. On August 26, 2025, the Company announced the renewal of the Debentures NCIB which commenced August 28, 2025 and is expected to terminate on August 27, 2026 for the December Debentures and terminated on January 31, 2026 for the January Debentures, concurrent with the maturity date of the January Debentures (the “Renewed Debentures NCIB”). Under the Renewed Debentures NCIB, DIRTT was permitted to acquire up to C$1,656,900 principal amount of the January Debentures and is permitted to acquire C$1,493,500 principal amount of the December Debentures. For the six months ended June 30, 2026, C$0.03 million ($0.02 million) principal amounts of the December Debentures had been acquired through the Renewed Debentures NCIB. As at June 30, 2026, C$14.8 million ($10.4 million) principal amount of the December Debentures are outstanding.

On December 20, 2024, the Company commenced a normal course issuer bid for common shares (the “Shares NCIB”) which terminated on December 19, 2025. Under the Shares NCIB, DIRTT was permitted to acquire up to

7,515,233 common shares. All purchases were made on the open market at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB were immediately cancelled. On December 18, 2025, the Company announced the renewal of the Shares NCIB which commenced on December 22, 2025, and is expected to terminate on December 21, 2026 (the “Renewed Shares NCIB”). Under the Renewed Shares NCIB, DIRTT is permitted to acquire up to 9,593,878 common shares. All purchases will be made on the open market at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB will be immediately cancelled.

On February 13, 2025, the Company entered a share repurchase agreement with NGEN III, LP (“NGEN”) to purchase for cancellation 3,920,844 common shares held by NGEN (the “NGEN Shares”) at a purchase price of $0.80 per NGEN Share (the “Share Repurchase”). Following the Share Repurchase, there were 189,643,903 common shares outstanding. The NGEN Shares repurchased under the Share Repurchase were counted against the maximum number of shares that may be repurchased pursuant to the Shares NCIB being 7,515,233 shares. As at June 30, 2026, 6,047,480 common shares had been repurchased and cancelled for proceeds of C$6.5 million ($4.6 million) through the Shares NCIB, Renewed Shares NCIB, and the Share Repurchase.

As explained above, initiating the debt and share buybacks was done after careful consideration of cash flow and with consideration to the risk of proposed and implemented tariffs.

Facilities

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”), as disclosed in our Annual Report on Form 10-K. The Company has extended the RBC Facility a number of times since 2023, including on November 4, 2025 (the “Fifth Extended RBC Facility”). The Fifth Extended RBC Facility expires November 30, 2026 and is subject to the same borrowing base terms as the previous facility, with the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. At June 30, 2026, available borrowings were C$9.6 million ($6.7 million) (December 31, 2025 – C$16.3 million ($11.8 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn.

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

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which, as of June 30, 2026, C$4.4 million ($3.2 million) has been drawn and C$4.1 million ($3.0 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. The Company did not make any draws on the Canada Leasing Facility during the six months ended June 30, 2026 and 2025.

The Eighth Amended RBC Facility is currently secured by substantially all of our real and personal property located in Canada and the United States. The Seventh Amended RBC Facility released certain mortgage collateral held by RBC.

Analysis of Cash Flow Changes During the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Net cash flows provided by (used in) operating activities	941	(3,922)	2,148	(238)
Net cash flows (used in) investing activities	(538)	(979)	(1,269)	(1,708)
Net cash flows (used in) financing activities	(324)	(642)	(6,020)	(4,243)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(252)	200	(359)	1
Net decrease in cash, cash equivalents and restricted cash	(173)	(5,343)	(5,500)	(6,188)
Cash, cash equivalents and restricted cash, beginning of period	15,248	28,686	20,575	29,531
Cash, cash equivalents and restricted cash, end of period	15,075	23,343	15,075	23,343

Operating Activities

For the three months ended June 30, 2026, net cash flows provided by operating activities were $0.9 million compared to $3.9 million used in operating activities in the same period of 2025. The increase in cash flows provided by operations in the second quarter of 2026 is largely due to the $6.8 million increase in Adjusted EBITDA.

For the six months ended June 30, 2026, net cash flows provided by operating activities were $2.1 million compared to $0.2 million used in the same period of 2025. The increase in cash flows provided by operations was largely driven by a $6.1 million increase in Adjusted EBITDA.

Investing Activities

We invested $0.6 million and 1.3 million in capital expenditures for the three and six months ended June 30, 2026, compared to $1.0 million and $1.8 million for the three and six months ended June 30, 2025. The capital expenditures for the three and six months ended June 30, 2026 primarily consisted of $0.2 million and $0.5 million on capitalized software, $0.1 million and $0.3 million on manufacturing upgrades, $0.2 million and $0.3 million on office furniture and leasehold improvements, respectively.

The capital expenditures for the three and six months ended June 30, 2025 primarily consisted of $0.4 million and $0.9 million on capitalized software, $0.2 million and $0.3 million on manufacturing upgrades, $0.1 million and $0.2 million on marketing, $0.03 million and $0.2 million on leasehold improvements, respectively.

Financing Activities

We used $0.3 million of cash in financing activities for the three months ended June 30, 2026 compared to $0.6 million used in the three months ended June 30, 2025. The decrease in net cash flows used in financing activities is related to more common shares repurchased under the Shares NCIB in the three months ended June 30, 2025, offset by an increase in repayment of long-term debt in the three months ended June 30, 2026 as repayments towards the BDC loan commenced during the quarter.

Cash used in the six months ended June 30, 2026 was mainly driven by the full repayment of the outstanding January Debentures of $12.1 million and $0.4 million for employee tax payments on vesting RSUs offset by $6.9 million in net proceeds received from the BDC loan. Cash used in the six months ended June 30, 2025 consisted of $4.0 million spent in repurchases of common shares through the Shares NCIB and the Share Repurchase, and $0.2 million as repayment on convertible debt through the Debentures NCIB.

Contractual Obligations

In addition to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and results of Operations - Contractual Obligations” in our Annual Report on Form 10-K, we received gross proceeds of C$10.0 million ($7.2 million) from BDC. Monthly principal repayments of the Loan commenced in May 2026 and additional monthly interest payments are due on the last day of each month, beginning on March 31, 2026. The Loan matures on April 30, 2032. Refer to Note 7 in our condensed consolidated interim financial statements.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies during the six months ended June 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding critical accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 3, “Adoption of New and Revised Accounting Standards” to our interim condensed consolidated financial statements appearing in this Quarterly Report, we have adopted Accounting Standards Update No. 2024-04, “Induced Conversions of Convertible Debt Instruments” (“ASU-2024-04”) which requires discussing an entity’s assessment of induced conversion and debt extinguishment of convertible debt instruments. The Company has adopted this standard and expects minimal impact, as the Company has no existing convertible debt instruments to which this update applies. The Company has also adopted Accounting Standards Update No. 2025-05, “Financial Instruments - Credit Losses” (“ASU-2025-05”) which requires additional consideration when estimating the expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company expects minimal impact to the financial statements and disclosures.

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

As required by Rule 13a-15 under the Exchange Act, our principal executive officers and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”), except as described below regarding DIRTT’s litigation against Falkbuilt Ltd. (“Falkbuilt”), Messrs. Smed and Loberg, and their associates.

With respect to the DIRTT’s lawsuit against Falkbuilt in Utah, on February 5, 2025, the U.S. District Court for the Northern District of Utah (the “Utah Court”) granted Falkbuilt’s motion to dismiss the case, on the basis of forum non conveniens, ruling that it would not hear DIRTT’s claim in Utah because Canada was more appropriate, and because Canadian law applies to most of DIRTT’s claims. Further the Utah Court found that DIRTT’s Canadian company, DIRTT Environmental Solutions Ltd., owns the trade secrets that were the subject matter of the Utah claim, so whether the theft of those trade secrets occurred in Canada or abroad, they would result in injury to DIRTT Environmental Solutions Ltd. and should be pursued in Canada. The Utah Court, in essence, redirected the determination of those damages from Utah to Canada, being the appropriate forum for the legal dispute. On March 4, 2025, DIRTT filed a motion for reconsideration pursuant to Federal Rules of Civil Procedure, Rule 60(b). The reconsideration requests relief from the Utah Court’s February 5, 2025, Memorandum Decision and Order granting the Defendant’s motion to dismiss for forum non conveniens. On March 19, 2026, the Utah Court denied the Plaintiff’s motion for relief. DIRTT filed a notice of appeal from the February 5, 2025 and March 19, 2026 rulings (the “Appeal”). The Appeal has been discontinued.

In November 2024, the Alberta Court of King’s Bench scheduled a 10-week trial commencing February 2, 2026 through April 10, 2026, with an additional three weeks reserved for the trial which began on July 20, 2026, for DIRTT’s action against Falkbuilt, Messrs. Smed and Loberg and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, employment duties and confidentiality. DIRTT is pursuing damages and losses it suffered in Canada, the United States, and abroad in the Court of King’s Bench of Alberta. The Court of King’s Bench will determine whether Falkbuilt, Messrs. Smed and Loberg and others wrongfully caused DIRTT to suffer damages, which could exceed $50,000,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)(2)	Maximum number of shares that may yet be purchased under the program(1)(2)
January 1, 2026 - January 31, 2026	116,253	$0.64	116,253	9,477,625
February 1, 2026 - February 28, 2026	53,085	$0.65	53,085	9,424,540
March 1, 2026 - March 31, 2026	38,668	$0.69	38,668	9,385,872
April 1, 2026 - April 30, 2026	-	NA	-	9,385,872
May 1, 2026 - May 31, 2026	-	NA	-	9,385,872
June 1, 2026 - June 30, 2026	-	NA	-	9,385,872
Total	208,006		208,006	9,385,872

(1) The Renewed Shares NCIB was announced on December 18, 2025, commenced on December 22, 2025 and will terminate on December 21, 2026,

(2) The maximum number of common shares approved to be purchased under the Renewed Shares NCIB is 9,593,878, of which 9,385,872 remain

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “ non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

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

Date: July 29, 2026