Form 10-Q
period 2026-09-30
DIRTT ENVIRONMENTAL SOLUTIONS LTD
filed 2026-11-04
CIK 1340476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The registrant had 196,129,588 common shares outstanding as of October 27, 2026.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this “Quarterly Report”) are “forward-looking statements” within the meaning of “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “forward-looking information” within the meaning of applicable Canadian securities laws. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “project,” “outlook,” “may,” “will,” “should,” “would,” “could,” “can,” “continue,” the negatives thereof, variations thereon and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements are based on certain estimates, beliefs, expectations and assumptions made in light of management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that may be appropriate.

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
•
periodic fluctuations in our results of operations and financial condition;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Balance Sheet

(Unaudited – Stated in thousands of U.S. dollars)

	As at September 30,	As at December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	19,259	20,326
Restricted cash	249	249
Trade and accrued receivables, net of expected credit losses of $0.1 million at September 30, 2026 and December 31, 2025	23,464	22,369
Other receivables	1,915	716
Inventory	13,754	15,757
Prepaids and other current assets	3,023	2,970
Total Current Assets	61,664	62,387
Property, plant and equipment, net	12,884	14,930
Capitalized software, net	2,687	3,009
Operating lease right-of-use assets, net	15,896	18,900
Other assets	2,852	3,278
Deferred tax assets, net	13,068	-
Total Assets	109,051	102,504
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	17,031	19,430
Other liabilities	6,706	5,436
Customer deposits and deferred revenue	3,697	3,507
Current portion of long-term debt and accrued interest	12,619	23,159
Current portion of lease liabilities	4,582	5,215
Total Current Liabilities	44,635	56,747
Long-term debt	8,001	220
Long-term lease liabilities	14,254	17,002
Total Liabilities	66,890	73,969
SHAREHOLDERS’ EQUITY
Common shares, unlimited authorized without par value, 196,120,034 issued and outstanding at September 30, 2026 and 191,912,548 issued and outstanding at December 31, 2025	217,475	214,990
Additional paid-in capital	8,714	11,189
Accumulated other comprehensive loss	(17,764)	(17,065)
Accumulated deficit	(166,264)	(180,579)
Total Shareholders’ Equity	42,161	28,535
Total Liabilities and Shareholders’ Equity	109,051	102,504

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Operations

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue	41,545	36,677	121,252	114,764
Service revenue	3,187	1,039	6,222	3,169
Total revenue	44,732	37,716	127,474	117,933

Product cost of sales	26,822	25,794	78,529	79,512
Service cost of sales	2,199	455	6,249	1,594
Total cost of sales	29,021	26,249	84,778	81,106
Gross profit	15,711	11,467	42,696	36,827

Expenses
Sales and marketing	4,049	4,795	13,296	15,265
General and administrative	4,552	4,429	14,536	15,652
Operations support	1,184	1,801	4,036	5,703
Technology and development	719	805	2,562	3,513
Stock-based compensation	529	742	2,128	2,075
Reorganization	300	2,593	3,723	2,977
Total operating expenses	11,333	15,165	40,281	45,185

Operating income (loss)	4,378	(3,698)	2,415	(8,358)
Interest income	103	226	290	720
Gain on extinguishment of convertible debentures	-	8	-	22
Foreign exchange (loss) gain	(48)	602	337	(1,422)
Interest expense	(362)	(465)	(1,066)	(1,401)
	(307)	371	(439)	(2,081)
Net income (loss) before tax	4,071	(3,327)	1,976	(10,439)
Income taxes
Current and deferred income tax expense (recovery)	(13,049)	157	(12,930)	308
Net income (loss) after tax	17,120	(3,484)	14,906	(10,747)

Net income (loss) per share
Net income (loss) per share − basic	0.09	(0.02)	0.08	(0.06)
Net income (loss) per share − diluted	0.09	(0.02)	0.07	(0.06)

Weighted average number of shares outstanding (in thousands)
Basic	194,391	190,981	193,776	190,693
Diluted	198,815	190,981	199,786	190,693

Refer to Note 15 for Related Party Transactions included in this statement.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Comprehensive Income (Loss)

(Unaudited - Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) after tax for the period	17,120	(3,484)	14,906	(10,747)
Exchange differences on translation of foreign operations	(95)	(540)	(699)	1,266
Comprehensive income (loss) for the period	17,025	(4,024)	14,207	(9,481)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited – Stated in thousands of U.S. dollars, except for share data)

				Accumulated
	Number of		Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	shareholders’
	shares	shares	capital	loss	deficit	equity
As at December 31, 2024	193,605,237	219,023	8,206	(18,541)	(166,098)	42,590
Stock-based compensation	-	-	566	-	-	566
Issued on vesting of RSUs	343,455	366	(366)	-	-	-
Issued for employee share purchase plan	236,834	152	-	-	-	152
Cancelled from Shares NCIB and Share Repurchase (as each defined in Note 9)	(4,439,107)	(4,880)	1,368	-	-	(3,512)
RSUs withheld to settle employee tax obligations	-	-	(1)	-	-	(1)
Foreign currency translation adjustment	-	-	-	67	-	67
Net loss for the period	-	-	-	-	(661)	(661)
As at March 31, 2025	189,746,419	214,661	9,773	(18,474)	(166,759)	39,201
Stock-based compensation	-	-	561	-	-	561
Issued on vesting of RSUs	1,130,876	524	(524)	-	-	-
Issued for employee share purchase plan	298,039	152	-	-	-	152
Cancelled from Shares NCIB	(730,148)	(852)	365	-	-	(487)
RSUs withheld to settle employee tax obligations	-	-	(60)	-	(16)	(76)
Foreign currency translation adjustment	-	-	-	1,739	-	1,739
Net loss for the period	-	-	-	-	(6,602)	(6,602)
As at June 30, 2025	190,445,186	214,485	10,115	(16,735)	(173,377)	34,488
Stock-based compensation	-	-	604	-	-	604
Issued on vesting of RSUs	235,807	231	(231)	-	-	-
Settlement of DSU liability (as defined in Note 9)	1,234,487	592	-	-	-	592
RSUs withheld to settle employee tax obligations	-	-	(92)	-	-	(92)
Issued for employee share purchase plan	267,012	130	-	-	-	130
Cancelled from Shares NCIB	(341,629)	(386)	175	-	-	(211)
Foreign currency translation adjustment	-	-	-	(540)	-	(540)
Net loss for the period	-	-	-	-	(3,484)	(3,484)
As at September 30, 2025	191,840,863	215,052	10,571	(17,275)	(176,861)	31,487

As at December 31, 2025	191,912,548	214,990	11,189	(17,065)	(180,579)	28,535
Stock-based compensation	-	-	537	-	-	537
Issued on vesting of RSUs	1,715,613	1,669	(1,669)	-	-	-
Issued for employee share purchase plan	188,899	94	-	-	-	94
Cancelled from Renewed Shares NCIB (as defined in Note 9)	(208,006)	(234)	96	-	-	(138)
RSUs withheld to settle employee tax obligations	-	-	(401)	-	(529)	(930)
Foreign currency translation adjustment	-	-	-	(377)	-	(377)
Net loss for the period	-	-	-	-	(3,273)	(3,273)
As at March 31, 2026	193,609,054	216,519	9,752	(17,442)	(184,381)	24,448
Stock-based compensation	-	-	380	-	-	380
Issued on vesting of RSUs	582,915	361	(361)	-	-	-
Issued for employee share purchase plan	140,627	62	-	-	-	62
RSUs withheld to settle employee tax obligations	-	-	(3)	-	-	(3)
Foreign currency translation adjustment	-	-	-	(227)	-	(227)
Net income for the period	-	-	-	-	1,059	1,059
As at June 30, 2026	194,332,596	216,942	9,768	(17,669)	(183,322)	25,719
Stock-based compensation	-	-	191	-	-	191
Issued on vesting of RSUs	1,679,565	473	(473)	-	-	-
Issued for employee share purchase plan	107,873	60	-	-	-	60
RSUs withheld to settle employee tax obligations	-	-	(772)	-	(62)	(834)
Foreign currency translation adjustment	-	-	-	(95)	-	(95)
Net income for the period	-	-	-	-	17,120	17,120
As at September 30, 2026	196,120,034	217,475	8,714	(17,764)	(166,264)	42,161

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

DIRTT Environmental Solutions Ltd.

Interim Condensed Consolidated Statement of Cash Flows

(Unaudited – Stated in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cash flows from operating activities:
Net income (loss) for the period	17,120	(3,484)	14,906	(10,747)
Adjustments:
Depreciation and amortization	1,331	1,534	4,164	4,561
Stock-based compensation	529	742	2,128	2,075
Foreign exchange loss (gain)	76	(492)	(388)	1,573
Gain on extinguishment of convertible debentures	-	(8)	-	(22)
Accretion of debt	28	80	139	255
Loss on disposal	-	-	-	115
Deferred income tax (recovery)	(13,068)	-	(13,068)	-
Changes in operating assets and liabilities:
Trade and accrued receivables	(4,413)	1,977	(947)	4,638
Other receivables	(733)	242	(1,257)	(425)
Inventory	115	(422)	1,610	(498)
Prepaid and other assets, current and long term	(254)	118	(17)	(447)
Accounts payable and accrued liabilities	1,251	1,773	(2,075)	1,342
Other liabilities	(79)	(110)	268	(110)
Customer deposits and deferred revenue	1,099	2,387	196	1,730
Current portion of long-term debt and accrued interest	214	(11)	(79)	(14)
Lease liabilities	(124)	64	(340)	126
Net cash flows provided by operating activities	3,092	4,390	5,240	4,152

Cash flows from investing activities:
Purchase of property, plant and equipment, net of accounts payable changes	(448)	(283)	(1,140)	(1,084)
Capitalized software development expenditures	(182)	(490)	(648)	(1,420)
Other asset expenditures	(22)	(58)	(192)	(149)
Recovery of software development expenditures	-	51	59	165
Net cash flows (used in) investing activities	(652)	(780)	(1,921)	(2,488)

Cash flows from financing activities:
Common share repurchases	-	(211)	(138)	(4,204)
Repayment of long-term debt	(326)	(122)	(12,712)	(312)
Employee tax payments on vesting of RSUs	(1,279)	(89)	(1,683)	(149)
Net proceeds received on long-term debt	3,705	-	10,613	-
Net cash flows provided by (used in) financing activities	2,100	(422)	(3,920)	(4,665)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(107)	(156)	(466)	(155)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,433	3,032	(1,067)	(3,156)
Cash, cash equivalents and restricted cash, beginning of period	15,075	23,343	20,575	29,531
Cash, cash equivalents and restricted cash, end of period	19,508	26,375	19,508	26,375
Supplemental disclosure of cash flow information:
Interest paid	(42)	(367)	(878)	(1,076)
Income taxes paid	(95)	(1)	(271)	(5)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within
the consolidated balance sheet.			As at September 30,
			2026	2025
Cash and cash equivalents			19,259	26,132
Restricted cash			249	243
Total cash, cash equivalents and restricted cash			19,508	26,375

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the Financial Statements contain all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of its financial position as of September 30, 2026, and its results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These Financial Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 included in the Annual Report on Form 10-K of the Company as filed with the U.S. Securities and Exchange Commission (the “SEC”) and applicable securities commission or similar regulatory authorities in Canada on February 25, 2026 (the “Annual Report on Form 10-K”).

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

3. ADOPTION OF NEW AND REVISED ACCOUNTING STANDARDS

On November 5, 2024, the FASB issued Accounting Standards Update No. 2024-03, “Disaggregation of Income Statement Expenses” (“ASU-2024-03”) which requires further disaggregated information on an entity’s types of expenses presented to better understand the components of an entity’s expense captions. The amendments within ASU-2024-03 are effective for annual reporting periods after December 15, 2026, and interim periods beginning after December 15, 2027, on a prospective basis with an option of retrospective application. The Company is evaluating the impact of the adoption of this standard and expects this to impact the presentation and disclosures of the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

For the three and nine months ended September 30, 2026 and 2025, the following reorganization costs incurred relate to the above mentioned initiatives:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Termination benefits	204	1,879	2,191	1,879
Transformation Office costs	96	689	1,517	689
Other costs	-	25	15	409
Total reorganization costs	300	2,593	3,723	2,977

Reorganization costs in accounts payable and accrued liabilities at January 1, 2026	2,088
Reorganization expense	3,723
Reorganization costs paid	(4,696)
Reorganization costs in accounts payable and accrued liabilities at September 30, 2026	1,115

Of the $1.1 million of reorganization costs in accounts payable and accrued liabilities as at September 30, 2026 (December 31, 2025 – $2.1 million), $1.1 million relates to termination benefits (December 31, 2025 – $1.8 million) and $nil million relates to other reorganization costs (December 31, 2025 – $0.3 million).

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

In order to manage and assess our risk, management maintains credit policies that include regular review of credit limits of individual receivables and systematic monitoring of aging of trade receivables and the financial well-being of our customers. At September 30, 2026, approximately 46% of our trade accounts receivable are trade credit insured, relating to accounts receivable from counterparties deemed creditworthy by the insurer and excluding accounts receivable from government entities. In addition, where possible, we collect a 50% deposit on sales, excluding government and certain other clients.

Our trade balances are spread over a broad Construction Partners and Construction Services customers, which is geographically dispersed. For the three months ended September 30, 2026, one customer accounted for greater than 10% of revenue. For the nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025, no single Construction Partner or customer accounted for greater than 10% of revenue.

The Company’s aged receivables were as follows:

	As at
	September 30, 2026	December 31, 2025
Current	19,343	19,894
Overdue	4,192	2,552
	23,535	22,446
Less: expected credit losses	(71)	(77)
Trade and accrued receivables, net of expected credit losses	23,464	22,369

No adjustment to our expected credit losses of $0.1 million was required for the three and nine months ended September 30, 2026 for our trade receivables. Receivables are generally considered to be past due when over 60 days old, unless there is a separate payment arrangement in place for the collection of the receivable.

6. OTHER LIABILITIES

	As at
	September 30, 2026	December 31, 2025
Warranty provisions (1)	853	863
DSU and PSU liability	2,886	1,954
Income taxes payable	109	247
Sublease deposits	152	206
Other provisions and other liabilities(2)	2,706	2,166
Other liabilities	6,706	5,436

(1)
The following table presents a reconciliation of the warranty provision balance:

	As at
	September 30, 2026	December 31, 2025
As at January 1,	863	849
Additions to warranty provision	761	619
Payments related to warranties	(771)	(605)
	853	863

(2)
As previously disclosed, DIRTT Environmental Solutions Inc. received a subpoena for records in relation to an ongoing inquiry by the U.S. Department of Justice into certain projects and services provided by a third party and DIRTT dating back to 2014. The Company is complying with the subpoena and cooperating with the U.S. Department of Justice. There have been ongoing discussions regarding the possible resolution of these matters with the U.S. Department of Justice without admitting or denying liability. Based on the discussions to date, the Company provided $2.0 million as at December 31, 2025 for the cost of a potential settlement of these matters with the U.S. Department of Justice. There have been no material developments as at September 30, 2026.

7. LONG-TERM DEBT

	Leasing Facilities	Convertible Debentures	BDC Loan	Total Debt
Balance at January 1, 2025	373	21,979	-	22,352
Accretion of issue costs	-	338	-	338
Accrued interest	28	1,384	-	1,412
Interest payments	(28)	(1,394)	-	(1,422)
Principal repayments	(81)	(314)	-	(395)
Gain on extinguishment	-	(24)	-	(24)
Exchange differences	17	1,101	-	1,118
Balance at December 31, 2025	309	23,070	-	23,379
Current portion of long-term debt and accrued interest	89	23,070	-	23,159
Long-term debt	220	-	-	220

Balance at January 1, 2026	309	23,070	-	23,379
Issuances	-	-	10,613	10,613
Accretion of issue costs	-	107	32	139
Accrued interest	17	562	220	799
Interest payments	(17)	(690)	(171)	(878)
Principal repayments	(74)	(12,043)	(595)	(12,712)
Exchange differences	-	(416)	(304)	(720)
Balance at September 30, 2026	235	10,590	9,795	20,620
Current portion of long-term debt and accrued interest	92	10,590	1,937	12,619
Long-term debt	143	-	7,858	8,001

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

At September 30, 2026, available borrowings under the Eighth Amended RBC Facility are C$12.0 million ($8.4 million) (December 31, 2025 – C$16.3 million ($11.8 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn. Under the RBC Facility, outstanding loans include an irrevocable standby letter of credit dated September 15, 2026 issued by RBC on behalf of the Company in the face amount of C$3.5 million. Under the RBC Facility, if the “Net Borrowing Availability” (defined as the borrowing base less any loan advances and letters of credit or guarantee and if undrawn including unrestricted cash), was less than C$3.0 million for at least thirty consecutive calendar days, the Company is subject to a FCCR covenant of 1.10:1 on a trailing twelve-month basis. As at September 30, 2026, the Company is in compliance with its financial covenants.

On November 3, 2026, subsequent to the quarter-end, the Company, together with DIRTT Environmental Solutions, Inc., amended the Eighth Amended RBC Facility (as amended, the “Ninth Amended RBC Facility”). The Ninth Amended RBC Facility matures on November 30, 2029 and continues to provide for a C$25.0 million senior secured revolving credit facility. The Ninth Amended RBC Facility also expands the borrowing base to include eligible inventory.

Leasing Facilities

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which C$4.4 million ($3.1 million) has been drawn and C$4.1 million ($3.0 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%.

The Company did not make any draws on the Canada Leasing Facility during the three and nine months ended September 30, 2026 (2025 – $nil). The associated financial liabilities are shown on the consolidated balance sheet in the current portion of long-term debt and accrued interest and long-term debt.

Convertible Debentures

On January 25, 2021, the Company completed a C$35.0 million ($27.5 million) bought-deal financing of convertible unsecured subordinated debentures (the “January Debentures”) with a syndicate of underwriters. On January 29, 2021, the Company issued a further C$5.25 million ($4.1 million) of the January Debentures under the terms of an overallotment option granted to the underwriters. The January Debentures matured and became repayable on January 31, 2026 (the “January Debentures Maturity Date”) and accrued interest at the rate of 6.00% per annum payable semi-annually in arrears on the last day of January and July of each year commencing on July 31, 2021 until the January Debentures Maturity Date. Interest and principal were payable in cash or shares at the option of the Company. The January Debentures were convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the January Debentures Maturity Date and the date specified by the Company for redemption of the January Debentures. Costs of the transaction were approximately C$2.7 million, including the underwriters’ commission. On November 21, 2023, the Company announced that the Board of Directors had approved a rights offering (the “Rights Offering”) to its common shareholders for aggregate gross proceeds of C$30.0 million ($22.4 million). As a result of the Rights Offering, the conversion price of the January Debentures was adjusted to C$4.03 per common share representing a conversion rate of 248.1390 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the issuer bid in which the Company repurchased for cancellation C$4.7 million ($3.5 million) of the principal balance of the January Debentures, and paid C$0.04 million ($0.03 million) of the interest payable on such January Debentures (“Issuer Bid”). On August 2, 2024, the Company repurchased for cancellation C$18.9 million ($14.0 million) principal amount of the January Debentures held by 22NW Fund, L.P. (“22NW”). On August 28, 2024, the Company commenced the Debentures normal course issuer bid (the “Debentures NCIB”) which expired on August 27, 2025. On August 26, 2025, the Company announced the renewal of the Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB (the “Renewed Debentures NCIB”) and terminated on August 27, 2026 for the December Debentures. The Renewed Debentures NCIB terminated on January 31, 2026, with respect to the January Debentures, concurrent with the January Debentures Maturity Date and repayment of the January Debentures. The Company made $nil repurchases under the Renewed Debentures NCIB of the January Debentures during the three and nine months ended September 30, 2026 and (C$0.01 million ($0.01 million) and C$0.06 million ($0.04 million)), in aggregate, for the three and nine months ended September 30, 2025, respectively, as part of the Debentures NCIB and Renewed Debentures NCIB.

On December 1, 2021, the Company completed a C$35.0 million ($27.4 million) bought-deal financing of convertible unsecured subordinated debentures (the “December Debentures”), and collectively with the January Debentures, the “Debentures” with a syndicate of underwriters. The December Debentures will mature and be repayable on December 31, 2026 (the “December Debentures Maturity Date”) and accrue interest at the rate of 6.25% per annum payable semi-annually in arrears on the last day of June and December of each year commencing on June 30, 2022 until the December Debentures Maturity Date. Interest and principal are payable in cash or shares at the option of the Company. The December Debentures will be convertible into common shares of DIRTT, at the option of the holder, at any time prior to the close of business on the business day prior to the earlier of the December Debentures Maturity Date and the date specified by the Company for redemption of the December Debentures. Costs of the transaction were approximately C$2.3 million, including the underwriters’ commission. As a result of the Rights Offering, the conversion price of the December Debentures was adjusted to C$3.64 per common share representing a conversion rate of 274.7253 common shares per C$1,000 principal amount. On March 22, 2024, the Company completed the Issuer Bid in which the Company repurchased for cancellation C$5.8 million ($4.3 million) of the principal balance of the December Debentures and paid C$0.08 million ($0.06 million) of the interest payable on such December Debentures. On August 2, 2024, the Company repurchased for cancellation C$13.6 million ($10.1 million) principal amount of December Debentures held by 22NW. On August 28, 2024, the Company commenced the Debentures NCIB which expired on August 27, 2025. On August 26, 2025, the Company announced the Renewed Debentures NCIB which commenced on August 28, 2025 upon expiry of the Debentures NCIB. The Renewed Debentures NCIB terminated on August 27, 2026 with respect to the December Debentures. The Company did not repurchase any of the December Debentures during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased for cancellation C$0.03 million ($0.02 million) principal amount of the December Debentures, as part of the Renewed Debentures NCIB (C$0.1 million ($0.1 million) and C$0.3 million ($0.2 million), in aggregate, for the three and nine months ended September 30, 2025, respectively, as part of the Debentures NCIB and Renewed Debentures NCIB). As at September 30, 2026, C$14.8 million ($10.4 million) principal amount of the December Debentures was outstanding.

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

Following the satisfaction of the conditions precedent set forth in the Letter, the Company received an initial disbursement of C$5.5 million on February 13, 2026. Following satisfaction of certain additional conditions, the Company received a second disbursement of C$4.5 million on March 11, 2026 and a third disbursement of C$5.0 million on September 18, 2026. The Loan accrues interest at a rate equal to BDC’s floating base rate (6.55% per annum) minus 0.75%. Monthly principal repayments of the Loan commenced in May 2026 and additional monthly interest payments are due on the last day of each month, beginning on March 31, 2026. The Loan matures on April 30, 2032. Costs of the transaction were approximately C$0.4 million ($0.3 million). As at September 30, 2026, the Company is in compliance with the Loan’s financial covenants.

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

In connection with, and as a condition to receiving, the funding under the Loan, RBC issued an irrevocable standby letter of credit, dated September 15, 2026 (the “Letter of Credit”), in favor of BDC for the account of the Company, in an aggregate amount of C$3.5 million.

The Letter of Credit is available to BDC upon written demand in the form specified in the Letter of Credit and may be drawn upon in partial or multiple drawings. The Letter of Credit has an initial term of one year and is automatically extended for successive one-year periods unless RBC gives notice of non-renewal.

The proceeds of the Loan, together with cash on hand, were used to refinance the January Debentures.

The following table includes principal maturities of the BDC Loan at September 30, 2026:

BDC Loan
2026	441
2027	1,762
2028	1,762
2029	1,762
2030	1,762
Thereafter	1,564
Total	9,053

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

Stock-based compensation expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Equity-settled awards	487	741	2,178	2,219
Cash-settled awards	42	1	(50)	(144)
	529	742	2,128	2,075

The following summarizes RSUs, PRSUs, PSUs (each as defined herein) and DSUs activity during the periods:

	RSU Time-	RSU Performance-
	Based	Based	PSU	DSU
	Number of	Number of	Number of	Number of
	units	units	units	units
Outstanding at December 31, 2024	10,260,791	45,177	1,845,608	4,033,894
Granted	25,000	-	-	780,025
Vested or settled	(1,710,138)	-	-	(1,234,487)
Withheld to settle employee tax obligations	(335,975)	-	-	-
Forfeited or expired	(439,119)	(45,177)	-	(347,628)
Outstanding at September 30, 2025	7,800,559	-	1,845,608	3,231,804
Outstanding at December 31, 2025	8,181,585	-	2,597,608	3,464,988
Granted	887,450	-	1,193,750	819,429
Vested or settled	(3,978,093)	-	-	-
Withheld to settle employee tax obligations	(3,020,798)	-	-	-
Forfeited or expired	(374,023)	-	(922,804)	-
Outstanding at September 30, 2026	1,696,121	-	2,868,554	4,284,417

Restricted share units (time-based vesting)

Except as noted below, outstanding restricted share units (“RSUs”) that vest based on time have an aggregate time-based vesting period of three years and generally one-third of the RSUs vest every year over a three-year period from the date of grant. The RSUs will be settled following vesting by way of the provision of cash or shares to employees (or a combination thereof), at the discretion of the Company. The weighted average fair value of the RSUs granted in the nine months ended September 30, 2025 and September 30, 2026 was C$0.82 and C$0.87, respectively. During the second quarter of 2026, the Executive Chairman of the Board was granted 150,000 RSUs with a weighted average fair value of C$0.77, which was determined using the closing price of the Company’s common shares on the respective grant date. These RSUs vested on July 2, 2026.

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

Performance share units

During the second quarter of 2023, certain executives were issued a strategic equity grant through performance share units (“PSUs”). The performance period of the PSUs is from January 1, 2023, to December 31, 2026, with a cliff vesting term for December 31, 2026. An aggregate of 2,584,161 PSUs were granted and depending on the level of performance, the PSUs will vest 100%, 160% or 190% up to a maximum of 4,909,907 PSUs. Settlement will be made in the form of shares issued from treasury. The performance measures are a combination of Revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and both targets have to be achieved. As of September 30, 2026, the fair value of these PSUs has been deemed to be $nil based on the likelihood of achieving the targets compared to current results. During the third quarter of 2023 and the first quarter of 2026, 738,553 PSUs and 922,804 PSUs, respectively, with a $nil value were forfeited as a result of executive departures and 922,804 PSUs with a $nil value are outstanding at September 30, 2026.

During the fourth quarter of 2025, the Company granted 752,000 PSUs to its chief transformation officer. The performance period was from November 26, 2025 to June 30, 2026. The performance measures relate to success of cost savings targets tied to transformation efforts by the Company. The assessment of the performance criteria during the performance period will be determined by the Board of Directors in the fourth quarter of 2026. As of September 30, 2026, the PSUs were deemed to have a value of $0.6 million (December 31, 2025 – $0.6 million).

During the third quarter of 2026, the Company granted 1,193,750 PSUs to certain employees. The performance period is for the year ended December 31, 2026. The performance measures are weighted evenly and relate to Adjusted EBITDA and absolute total shareholder return. As of September 30, 2026, the fair value of these PSUs has been deemed to be $0.4 million based on the likelihood of achieving the targets compared to current results.

Deferred share units

Granted under the DSU Plan

The fair value of the DSU liability and the corresponding expense is charged to profit or loss at the grant date. Subsequently, at each reporting date between the grant date and settlement date, the fair value of the liability is remeasured with any changes in fair value recognized in profit or loss for the period. DSUs outstanding at September 30, 2026 had a fair value of $0.4 million which is included in other liabilities on the balance sheet (December 31, 2025 – $0.5 million).

Granted under the LTIP

DSUs granted after May 30, 2023 (the “New DSUs”) will be settled by way of the provision of cash or shares (or a combination thereof) to the directors, at the discretion of the Company. The Company intends to settle these DSUs through issuances of common shares. The weighted average fair value of the DSUs granted in the first nine months of 2026 and 2025 was C$0.77 ($0.54) and C$0.89 ($0.63), respectively, which was determined using the closing price of the Company’s common shares on the grant date. New DSUs outstanding at September 30, 2026 had a fair value of $1.9 million which is included in other liabilities on the balance sheet (December 31, 2025 – $1.4 million).

Dilutive Instruments

For the three months ended September 30, 2026, 0.7 million RSUs, 0.8 million PSUs, and 18.5 million common shares which would have been issued if the principal amounts of the December Debentures were settled in common shares at the quarter-end price were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net income per share. 1.1 million RSUs and 3.3 million New DSUs were included in the diluted weighted average number of common shares. See Note 10 for the dilutive impact on net income per share.

For the nine months ended September 30, 2026, 0.9 million RSUs, 0.8 million PSUs, and 18.5 million common shares which would have been issued if the principal amounts of the December Debentures were settled in common shares at the quarter-end price were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net income per share. 3.0 million RSUs and 3.0 million New DSUs were included in the diluted weighted average number of common shares. See Note 10 for the dilutive impact on net income per share.

For the three and nine months ended September 30, 2025, 0.3 million and 5.3 million RSUs, respectively, 2.5 million and 2.3 million New DSUs, 1.8 million PSUs, and 39.9 million common shares which would have been issued if the principal amount of the December Debentures and the January Debentures were settled in common shares at the quarter-end price were excluded from the diluted weighted average number of common shares, as their effect would have been anti-dilutive to the net loss per share.

9. SHARE REPURCHASES

On December 18, 2024, the Company announced a normal course issuer bid for common shares (the “Shares NCIB”), which commenced on December 20, 2024 and terminated on December 19, 2025, and permitted DIRTT to acquire up to 7,515,233 common shares. 341,629 and 1,590,040 common shares were acquired and cancelled during the three and nine months ended September 30, 2025, respectively. All repurchases under the Shares NCIB were made on the open market through the facilities of the Toronto Stock Exchange (the “TSX”) at the market price of common shares at the time of acquisition. Any common shares acquired through the Shares NCIB were immediately cancelled.

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

Under the Renewed Shares NCIB, DIRTT acquired and cancelled nil common shares during the three months ended September 30, 2026 and 208,006 common shares during the nine months ended September 30, 2026.

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January 1, 2026 - January 31, 2026	116,253	$0.64	116,253	9,477,625
February 1, 2026 - February 28, 2026	53,085	$0.65	53,085	9,424,540
March 1, 2026 - March 31, 2026	38,668	$0.69	38,668	9,385,872
April 1, 2026 - April 30, 2026	-	NA	-	9,385,872
May 1, 2026 - May 31, 2026	-	NA	-	9,385,872
June 1, 2026 - June 30, 2026	-	NA	-	9,385,872
July 1, 2026 - July 31, 2026	-	NA	-	9,385,872
August 1, 2026 - August 31, 2026	-	NA	-	9,385,872
September 1, 2026 - September 30, 2026	-	NA	-	9,385,872
Total	208,006		208,006	9,385,872

10. EARNINGS (LOSS) PER SHARE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) per share – basic
Net income (loss) (thousands of U.S. dollars)	$17,120	$(3,484)	$14,906	$(10,747)
Weighted average number of shares outstanding (thousands of shares)	194,391	190,981	193,776	190,693
Net income (loss) per share (U.S. dollars) − basic (as on the Consolidated Statement of Operations)	$0.09	$(0.02)	$0.08	$(0.06)

Net income (loss) per share − diluted
Net income (loss) (thousands of U.S. dollars)	$17,120	$(3,484)	$14,906	$(10,747)
Weighted average number of shares outstanding (thousands of shares)	194,391	190,981	193,776	190,693
Dilutive RSUs (thousands of shares) (1)	1,090	-	2,961	-
Dilutive New DSUs (thousands of shares) (1)	3,334	-	3,049	-
Weighted average number of shares outstanding (thousands of shares)	198,815	190,981	199,786	190,693
Net income (loss) per share (U.S. dollars) − diluted (as on the Consolidated Statement of Operations)	$0.09	$(0.02)	$0.07	$(0.06)

(1) For the three and nine months ended September 30, 2026 the Net income per share − diluted includes the effect of 1.1 million and 3.0 million RSUs and 3.3 million and 3.0 million New DSUs, respectively, as they would have the potential to dilute basic income per share. Refer to Note 8 for the anti-dilutive impact on the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.

11. REVENUE

In the following table, revenue is disaggregated by performance obligation and timing of revenue recognition. All revenue comes from contracts with customers. See Note 12 for the disaggregation of revenue by geographic region.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Product	37,204	32,431	107,976	102,130
Transportation	4,167	4,066	12,688	12,095
License fees from Construction Partners	174	180	588	539
Total product revenue	41,545	36,677	121,252	114,764
Installation and other services	3,187	1,039	6,222	3,169
	44,732	37,716	127,474	117,933

DIRTT sells its products and services pursuant to fixed-price contracts which generally have a term of one year or less. The transaction price used in determining the amount of revenue to recognize from fixed-price contracts is based upon agreed contractual terms with each customer and is not subject to variability.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
At a point in time	41,371	36,497	120,664	114,225
Over time	3,361	1,219	6,810	3,708
	44,732	37,716	127,474	117,933

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

Contract Liabilities

	As at
	September 30, 2026	December 31, 2025	December 31, 2024
Customer deposits	3,522	3,474	4,028
Deferred revenue	175	33	-
Contract liabilities	3,697	3,507	4,028

Contract liabilities primarily relate to deposits received from customers and maintenance revenue from license subscriptions. The balance of contract liabilities was higher as at September 30, 2026 compared to December 31, 2025 mainly due to the timing of orders and payments. Contract liabilities as at December 31, 2025 and 2024 totaling $3.5 million and $4.0 million, respectively, were recognized as revenue in the nine months ended September 30, 2026 and 2025, respectively.

Sales by Industry

The Company periodically reviews the growth of product and transportation revenue by vertical market to evaluate the success of industry-specific sales initiatives. The nature of products sold to the various industries is consistent and therefore review is focused on sales performance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial	28,188	21,675	79,660	70,581
Healthcare	3,717	8,645	21,091	25,014
Government	4,798	2,057	10,564	7,713
Education	4,668	4,120	9,349	10,917
License fees from Construction Partners	174	180	588	539
Total product and transportation revenue	41,545	36,677	121,252	114,764
Installation and other services	3,187	1,039	6,222	3,169
	44,732	37,716	127,474	117,933

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

Revenue from external customers

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Canada	8,035	3,298	19,005	14,220
U.S.	36,697	34,418	108,469	103,713
	44,732	37,716	127,474	117,933

Non-current assets, excluding deferred tax assets

	As at September 30,	As at December 31,
	2026	2025
Canada	22,475	26,013
U.S.	11,844	14,104
	34,319	40,117

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

Net income (loss) is used to monitor budget versus actual results. The chief operating decision makers also use net income (loss) in competitive analysis by benchmarking to DIRTT’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

DIRTT derives revenue primarily in North America and manages the business activities on a consolidated basis. The technology used in the customer arrangements is based on a single software platform that is deployed to, and implemented by, customers in a similar manner.

Segment profit and loss reconciliation to Net income (loss) after tax

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Revenue	44,732	37,716	127,474	117,933
Operating expenses (1)	11,333	15,165	40,281	45,185
Operating income (loss)	4,378	(3,698)	2,415	(8,358)
Other income/(expenses) and gains/(losses) (2)	12,742	214	12,491	(2,389)
Net income (loss) after tax	17,120	(3,484)	14,906	(10,747)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-	-
Net income (loss) after tax	17,120	(3,484)	14,906	(10,747)

(1) Includes Sales and marketing, General and administrative, Operations support, Technology and development, Stock-based compensation, and Reorganization costs.

(2) Includes Tax expenses, non-recurring gains and losses, foreign exchange gains (losses), interest income and interest expenses.

13. INCOME TAXES

As at September 30, 2026, the Company had a valuation allowance of $17.2 million against deferred tax assets as the Company has experienced cumulative losses in recent years (December 31, 2025 – $30.9 million).

Management evaluated the positive and negative evidence bearing on realization of the deferred tax asset. The significant evidence considered included the history of cumulative losses in both Canada and the U.S. The Canadian entity continues to accumulate losses which begin to expire in 2037 while the U.S. entity has began to show income in the last 3 years. Based on the weight of the available evidence, management concluded that it is more likely than not that $13.1 million of the gross deferred tax asset will be realized and has recognized a deferred tax asset as at September 30, 2026. For the Canadian entity, we continue to record a valuation allowance as at September 30, 2026.

14. COMMITMENTS AND CONTINGENCIES

As at September 30, 2026, the Company had outstanding purchase obligations of approximately $3.8 million related to service commitments, inventory, and property, plant and equipment purchases (December 31, 2025 – $4.0 million). As at September 30, 2026, the Company had undiscounted operating lease liabilities of $23.2 million (December 31, 2025 – $27.8 million).

As previously disclosed, DIRTT Environmental Solutions Inc. received a subpoena for records in relation to an ongoing inquiry by the U.S. Department of Justice into certain projects and services provided by a third party and DIRTT dating back to 2014. The Company is complying with the subpoena and cooperating with the Department of Justice. There have been ongoing discussions regarding the possible resolution of these matters with the Department of Justice without admitting or denying liability. Based on the discussions to date, the Company provided $2.0 million as at December 31, 2025 for the cost of a potential settlement of these matters with the Department of Justice. There have been no material developments as at September 30, 2026.

DIRTT’s filed action against Falkbuilt, Messrs. Smed and Loberg and several other former DIRTT employees alleges breaches of certain restrictive covenants, fiduciary duties, employment duties and confidentiality resulting in damages to DIRTT.

Counterclaim filed by the Defendants relates to unpaid bonus entitlements, and termination entitlements outlined in the Employment Agreements of Smed and Loberg, totaling an alleged C$2.0 million plus interest and Costs. The counterclaim was heard simultaneously with the primary action.

The trial concluded on August 7, 2026. Written submissions were exchanged in September and October of 2026, and three days of oral argument are scheduled for November 18-20, 2026. Following the conclusion of oral argument, it is expected that the presiding Justice will reserve and issue written reasons for judgment sometime in 2027, with no mandated timing.

DIRTT’s alleged damages approach C$90.0 million, inclusive of pre-judgment interest, plus Costs pursuant to Schedule C of the Alberta Rules of Court. This represents the high-water mark of alleged damages. The Court has inherent discretion to award a lesser amount based on specific findings of fact.

While the Company believes it has meritorious claims and may ultimately recover damages, any recovery would represent a gain contingency and the outcome of the litigation is uncertain as well as ability to recover if successful. Accordingly, no amounts have been recognized in the financial statements pending resolution of the matter.

In connection with this matter, on October 28, 2026, the Company entered into an amended retainer agreement with our attorneys Burnet, Duckworth & Palmer LLP (BDP) pursuant to which 25% of BDP’s fees incurred after February 2024 will be deferred and only become payable if the court awards damages to the Company. The agreement includes a contingency multiplier pursuant to which, subject to certain conditions, we would be required to pay additional amounts of one times the deferred fees if the court awards us damages of C$10 million or more and twice the deferred fees if the court awards us damages of C$25 million or more, in each case only if we actually recover such damages from the defendants. As of September 30, 2026, the total amount of deferred fees outstanding was $2.1 million (excluding any multiplier scenarios), and we currently expect that our insurance would reimburse us for a portion of the deferred fees only.

While the Company believes it has meritorious claims and may ultimately recover damages, any recovery would represent a gain contingency and the outcome of the litigation and our ability to recover any damages we are awarded are uncertain. Accordingly, no amounts have been recognized in the financial statements pending resolution of the matter.

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

On April 25, 2024, DIRTT filed a Statement of Claim at the Court of the King’s Bench of Alberta against McMillan LLP, one of their partners, and several former Directors of DIRTT for negligence and breach of fiduciary duties during the April 2022 proxy contest . The Claim asserts that as a result DIRTT suffered loss and damages and seeks compensation of approximately C$30 million. On December 18, 2025, the Company entered into a litigation funding agreement with 22NW, DIRTT’s largest shareholder, whereby 22NW would fund all costs relating to pursuing this litigation. In exchange, 22NW is entitled to receive 90% of any settlement or judgment proceeds and DIRTT would receive the remaining 10%, subject to limited exceptions. $0.5 million has been funded under this agreement as of September 30, 2026. As of the date of the report, the outcome of this matter is uncertain.

On February 17, 2026, the Company entered into a support and standstill agreement (the “2026 Support Agreement”) with 22NW, and 726 BF LLC and 726 BC LLC (collectively, the “726 Entities”), which amends the 2024 Support Agreement in respect of certain matters. The 2026 Support Agreement was entered into in connection with the acquisition by the 726 Entities of certain common shares from WWT, as a result of which the 726 Entities own collectively approximately 15.0% of the Company’s outstanding common shares. Under the 2026 Support Agreement, each of 22NW and the 726 Entities had the right to designate a director nominee at the Company’s annual general meeting that was held on May 7, 2026 (the “2026 Meeting”), so long as they respectively owned at least the lesser of (i) 10% of the then outstanding common shares, or (ii) 19,174,445 common shares. Under the 2026 Support Agreement, both 22NW and the 726 Entities are subject to certain voting and standstill obligations, including voting in favor of the management director nominees at the 2026 Meeting. Additionally, 22NW and the 726 Entities are each subject to certain restrictions with respect to commencing a take-over bid for the Company. The 2026 Support Agreement otherwise prohibits each of 22NW and the 726 Entities from acquiring any additional common shares. The 2026 Support Agreement terminated on August 5, 2026, being 90 days following the 2026 Meeting. Pursuant to the terms of the 2026 Support Agreement, the Company appointed Jeremy Gold, Managing Director, Briger Family Office, to the Board effective February 13, 2026. Mr. Gold was the nominee director for the 726 Entities under the 2026 Support Agreement.

Other related party transactions for the nine months ended September 30, 2026, relate to the sale of DIRTT products and services to the Fortress Investment Group, a related party to the 726 Entities, for $0.1 million. The sale to the Fortress Investment Group was based on price lists in force and terms that are available to all employees. There were no related party transactions for the three months ended September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes and other financial information appearing in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this “Quarterly Report”). This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

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

Key Third Quarter Highlights and Other Recent Developments

•
Revenue for the quarter ended September 30, 2026 was $44.7 million, an increase of $7.0 million or 19%, from $37.7 million for the same period of 2025.
•
Gross profit and gross profit margin for the quarter ended September 30, 2026 were $15.7 million or 35.1% of revenue compared to $11.5 million or 30.4% of revenue for the quarter ended September 30, 2025. Adjusted Gross Profit (see “– Non-GAAP Financial Measures”) for the three months ended September 30, 2026 was $16.6 million, an increase from $12.5 million Adjusted Gross Profit for the third quarter of 2025. Adjusted Gross Profit Margin (see “– Non-GAAP Financial Measures”) was 37.1% in the third quarter of 2026, an increase from 33.1% in the comparative period of 2025. Gross profit and Adjusted Gross Profit for the quarter ended September 30, 2026 improved from prior year periods primarily due to lower tariff and tariff mitigation costs and higher volumes offsetting material costs. A 1% aluminum price surcharge was put in place on orders placed after March 18, 2026 to help mitigate the impact of rising aluminum prices. We incurred $0.3 million of tariff and tariff mitigation costs in the third quarter of 2026 compared to $1.9 million tariff and tariff mitigation costs in the third quarter of 2025.
•
During the first nine months of 2025, various tariffs were levied by the U.S. and Canadian governments. The Company was most significantly impacted by the 50% tariff levied on Canadian aluminum exports to the U.S. which increased from 25% in June 2025. Following tariff revisions announced by the U.S. Government on April 6, 2026 and June 8, 2026, the Company believes that the import of DIRTT product into the U.S. is no longer subject to certain tariffs under Section 232 of the Trade Expansion Act of 1962 (“Section 232 tariffs”) on steel and aluminum. We incurred $0.3 million (0.7% of total revenue) in tariffs and costs related to tariff mitigation actions for the three months ended September 30, 2026 compared to $1.9 million tariff and tariff mitigation costs incurred in the three months ended September 30, 2025.
•
Reorganization expenses for the three months ended September 30, 2026 included $0.3 million primarily related to termination benefits.
•
During the three months ended September 30, 2026, we recognized a deferred tax asset of $13.1 million primarily related to net operating loss carryforwards. We recognized the asset based on sustained profitability, which supported our conclusion that the related tax benefits are more likely than not to be realized. Recognition resulted in an income tax benefit of $13.1 million. The benefit was non-cash, and we will continue to assess the realizability of the deferred tax asset based on future operating results, forecasts, and other relevant evidence.
•
Net income after tax and net income margin for the third quarter of 2026 was $17.1 million and 38.3% of revenue, respectively, compared to $3.5 million net loss after tax and net loss margin of 9.2% for the same period of 2025. The increase in net income is primarily the result of a $4.2 million increase in gross profit, $0.7 million decrease in sales and marketing expense, and a $0.6 million decrease in operations support expenses and a $2.3 million decrease in reorganization expenses, offset by a $0.7 million increase in foreign exchange loss.
•
Adjusted EBITDA (see “– Non-GAAP Financial Measures”) for the third quarter of 2026 was $6.5 million, or 14.6% of revenue, an increase of $5.4 million from $1.2 million, or 3.1% of revenue, for the third quarter of 2025. Higher Adjusted EBITDA was mainly driven by a $4.1 million increase in Adjusted Gross Profit and the decrease in other operating expenses discussed above.
•
Cash on hand increased by $4.4 million in the third quarter of 2026 to $19.3 million, compared to a $3.0 million increase in cash in the third quarter of 2025. The increase in cash in the third quarter of 2026 was driven by $3.1 million of net cash flows provided by operating activities and the $2.1 million provided by financing activities, offset by $0.7 million in investment activities. During the third quarter of 2026, the Company received the third disbursement of net proceeds of $3.7 million from Business Development Bank of Canada (“BDC”) to further strengthen our balance sheet.
•
On August 7, 2026, evidentiary hearings concluded for DIRTT’s action against Falkbuilt, Messrs. Smed and Loberg and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, employment duties and confidentiality. Final argument is scheduled for November 18, 2026 to November 20, 2026.
•
On November 3, 2026, subsequent to the quarter-end, the Company, together with DIRTT Environmental Solutions, Inc., amended the Eighth Amended RBC Facility (as defined herein) which matures on November 30, 2029 and continues to provide for a C$25.0 million senior secured revolving credit facility.

Pipeline

The table below presents our qualified leads and twelve-month forward pipeline as at October 1, 2026, January 1, 2026, and October 1, 2025. We define qualified leads as the quantity of projects being pursued as of the date presented, and define our pipeline as the estimated potential revenue from qualified leads where a client has engaged DIRTT and is assessing DIRTT as a potential provider of prefabricated interior solutions. We believe these metrics are helpful to estimate near-term performance.

As of October 1, 2026, our twelve-month forward pipeline decreased year-over-year and from January 1, 2026, 13% illustrated in the table below.

	As at
	October 1, 2026	January 1, 2026	% Change	October 1, 2025	% Change
Twelve-Month Forward Pipeline ($ 000s)
Commercial	157,866	183,323	(14)	183,011	(14)
Healthcare	61,602	65,962	(7)	67,140	(8)
Government	49,309	52,796	(7)	51,877	(5)
Education	21,519	30,763	(30)	31,431	(32)
	290,296	332,844	(13)	333,459	(13)
Leads (#)	1,662	1,457	14	1,464	14

Pipeline decreased from January 1, 2026, reflecting, in part, actions taken to improve pipeline quality and forecasting reliability through more rigorous opportunity qualification, enhanced forecasting processes and greater commercial discipline. These actions are intended to improve the reliability of pipeline as an indicator of near-term performance.

Price Increases and Impact of Tariffs

Throughout 2025 and into 2026, the U.S. Government proposed and enacted various tariffs as disclosed in our Annual Report on Form 10-K.

Conflict in the Middle East, including Iran, has resulted in rising oil and aluminum prices which have been compressing our gross margin. In response, we implemented an 8% freight price increase and a 1% aluminum price surcharge earlier in 2026. Subsequent to the quarter, freight prices have been increased by a further 2%.

As of the date of this report, tariff revisions were announced effective April 6, 2026 and subsequently updated effective June 8, 2026, specific to steel and aluminum tariffs. Based on our review of the proclamations, we believe that the import of DIRTT products into the U.S. is no longer subject to Section 232 tariffs on steel and aluminum. In June 2026, certain tariffs under Section 338 of the Tariff Act of 1930 (“Section 338 tariffs”) were imposed by the U.S. on certain Canadian goods. We believe these tariffs have an immaterial impact on the Company. In response to the Section 338 tariffs, Canada imposed retaliatory tariffs ranging from 15% to 50% on similar American goods effective September 8, 2026. We believe these retaliatory tariffs have an immaterial impact on the Company.

Further, on July 1, 2026, the Free Trade Commission held its mandatory six-year joint review of the Canada-United States-Mexico Agreement (“ CUSMA”), the free trade agreement among Canada, the U.S., and Mexico. Both Canada and Mexico expressed support for a 16-year extension of CUSMA but the U.S. declined to renew CUSMA in its current form, triggering annual joint reviews. CUSMA remains fully in force through July 1, 2036. If the U.S. were to withdraw from or materially modify the CUSMA or impose significant tariffs or taxes on goods imported into the U.S., the cost of our products could significantly increase or no longer be priced competitively for U.S. customers, and our business, financial condition, and results of operations could be materially and adversely affected. We continue to evaluate these developments.

We are monitoring and mitigating the impact of tariffs and raw material costs through pricing actions, surcharges, and other operational strategies. Although aluminum is our most significant raw material, we are seeing double digit price increases in some of our other raw materials due to rising oil prices. We are maintaining our 3.5% tariff surcharge and the additional 1% aluminum price surcharge announced earlier in the year. Through our business transformation, we are aiming to absorb other raw material price increases by finding business efficiencies through DIRTT’s new operating model.

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. As a result of this ruling, we may be eligible for a refund of certain tariffs previously paid on imported goods. As of September 30, 2026, the U.S. Customs and Borders Protection has confirmed that we are eligible to a refund of $0.8 million under Phase 1 and Phase 2 of the program including $0.04 million of interest. These amounts have been recorded in our financial statements. We may be eligible for additional refunds in the future under Phase 3. However, no adjustments have been recorded in the accompanying interim condensed consolidated financial statements for this phase as the recoverability and timing of any such refund remains uncertain and we cannot reasonably predict or estimate the financial impact.

Outlook

As we progress through the latter part of 2026, DIRTT continues to build on the operational and commercial improvements achieved over the past eighteen months. Third-quarter revenue was $44.7 million, an increase of 19% over the prior-year period, while year-to-date revenue increased 8% to $127.5 million. Although customer decision-making timelines remain measured in certain markets, we are seeing increased consistency in project qualification, stronger alignment between commercial activity and forecasted revenue opportunities, and improved visibility into the timing of potential project awards.

Our commercial activity continues to support confidence in the business. The moderation in our twelve-month forward pipeline is, in our view, temporary and reflects tactical actions we have taken to improve its quality, including more rigorous opportunity qualification, clearer stage ownership and exit criteria, more structured Salesforce data, and improved pipeline review and reporting. At October 1, 2026, the pipeline was approximately $290 million across more than 1,600 opportunities. We believe a more rigorous pipeline, even at a lower notional value, is more actionable and more likely to convert into revenue over time. With these actions in place, revenue growth remains a priority, and we are focused on building a larger pipeline that converts more consistently into revenue over time.

Construction Services is becoming a more prominent element of our commercial strategy and business development efforts. These engagements typically benefit from contractual arrangements that provide greater visibility following award and support more predictable revenue realization. As the offering scales, we are focused on strengthening project execution, maximizing margin performance, and expanding the range of solutions we can deliver to customers. Reflecting the growing contribution from installation and other services, service revenue reached $3.2 million in the third quarter, up from $1.0 million in the prior-year period, and totaled $6.2 million year to date, compared with $3.2 million in the comparable period of 2025.

We continue to advance DIRTT's transformation across the organization, including process standardization, cost optimization, partner enablement, commercial execution, and greater operating discipline. The improvements in revenue, adjusted gross profit, and Adjusted EBITDA demonstrate the increasing impact of these actions as they become embedded in the business. Third-quarter adjusted gross profit increased 33% year over year to $16.6 million, while adjusted gross profit margin improved to 37.1% from 33.1%. Adjusted EBITDA increased to $6.5 million from $1.2 million, with Adjusted EBITDA margin expanding to 14.6% from 3.1%. While these results reflect meaningful progress, we believe the transformation has not yet reached its full run rate, providing further opportunity for sustained value creation.

On a year-to-date basis, adjusted gross profit increased 14% to $45.5 million, while Adjusted EBITDA increased to $12.7 million from $1.3 million in the comparable period of 2025. Targeted investments in leadership, organizational capability, and go-to-market effectiveness are intended to strengthen commercial execution and support more efficient conversion of opportunities into revenue. Collectively, these efforts are enhancing organizational effectiveness and positioning the Company to drive sustainable revenue growth and profitability.

With $19.3 million of cash at September 30, 2026, improving commercial discipline, and a streamlined operating model, DIRTT remains focused on disciplined execution and building a larger, stronger, and more profitable business for shareholders, partners, and employees.

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

As a result, we also provide financial information in this Quarterly Report that is not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. Management uses these non-GAAP financial measures in its review and evaluation of the financial performance of the Company. We believe that these non-GAAP financial measures also provide additional insight to investors and securities analysts as supplemental information to our GAAP results and as a basis to compare our financial performance period-over-period and to compare our financial performance with that of other companies. We believe that these non-GAAP financial measures facilitate comparisons of our core operating results from period to period and to other companies by removing the effects of our capital structure (net interest income on cash deposits, interest expense on outstanding debt and debt facilities, or foreign exchange movements), asset base (depreciation and amortization), tax consequences, reorganization expense, unusual or infrequent charges or gains (such as gain on extinguishment of debt), and stock-based compensation. We remove the impact of foreign exchange (loss) gain from Adjusted EBITDA. Foreign exchange gains and losses can vary significantly period-to-period due to the impact of changes in the U.S. and Canadian dollar exchange rates on foreign currency denominated monetary items on the balance sheet and are not reflective of the underlying operations of the Company. In addition, management bases certain forward-looking estimates and budgets on non-GAAP financial measures, primarily Adjusted EBITDA. We have not reconciled forward-looking non-GAAP measures to its corresponding GAAP measures due to the high variability and difficulty in making accurate forecasts and projections, particularly with respect to non-operating income and expenditures, which are difficult to predict and subject to change.

Depreciation and amortization, stock-based compensation expense, reorganization expense, foreign exchange gains and losses, gain on extinguishment of debt, legal provisions, net interest income on cash deposits, interest expense on outstanding debt and debt facilities, and tax expense (recovery) are excluded from our non-GAAP financial measures because management considers them to be outside of the Company’s core operating results, even though some of those receipts and expenses may recur, and because management believes that each of these items can distort the trends associated with the Company’s ongoing performance. We believe that excluding these receipts and expenses provides investors and management with greater visibility to the underlying performance of the business operations, enhances consistency and comparativeness with results in prior periods that do not, or future periods that may not, include such items, and facilitates comparison with the results of other companies in our industry.

The following non-GAAP financial measures are presented in this Quarterly Report, and a description of the calculation for each measure is included.

Adjusted Gross Profit	Gross profit before deductions for depreciation and amortization

Adjusted Gross Profit Margin	Adjusted Gross Profit divided by revenue

EBITDA	Net income (loss) before interest, taxes, depreciation, and amortization

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

Results of Operations

Three and Nine Months Ended September 30, 2026, Compared to the Three and Nine Months Ended September 30, 2025

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)			($ in thousands)
Revenue	44,732	37,716	19	127,474	117,933	8
Gross Profit	15,711	11,467	37	42,696	36,827	16
Gross Profit Margin	35.1%	30.4%		33.5%	31.2%
Operating expenses
Sales and marketing	4,049	4,795	(16)	13,296	15,265	(13)
General and administrative	4,552	4,429	3	14,536	15,652	(7)
Operations support	1,184	1,801	(34)	4,036	5,703	(29)
Technology and development	719	805	(11)	2,562	3,513	(27)
Stock-based compensation	529	742	(29)	2,128	2,075	3
Reorganization	300	2,593	(88)	3,723	2,977	25
Total operating expenses	11,333	15,165	(25)	40,281	45,185	(11)
Operating income (loss)	4,378	(3,698)	218	2,415	(8,358)	129
Operating margin	9.8%	(9.8)%		1.9%	(7.1)%
Interest income	103	226	(54)	290	720	(60)
Gain on extinguishment of convertible debentures	-	8	(100)	-	22	(100)
Foreign exchange (loss) gain	(48)	602	(108)	337	(1,422)	124
Interest expense	(362)	(465)	(22)	(1,066)	(1,401)	(24)
	(307)	371	(183)	(439)	(2,081)	79
Net income (loss) before tax	4,071	(3,327)	222	1,976	(10,439)	119
Current and deferred income tax expense (recovery)	(13,049)	157	(8,411)	(12,930)	308	(4,298)
Net income (loss) after tax	17,120	(3,484)	591	14,906	(10,747)	239

Revenue

Revenue mainly reflects sales to our construction partners (“Construction Partners”) for resale to their clients and, in some circumstances, our direct sales to clients. Our revenue is generally affected by the timing of order execution, particularly large orders, which can add variability to our financial results and shift revenue between quarters.

The following table sets forth the contribution to revenue of our DIRTT product and service offerings:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)			($ in thousands)
Product	37,204	32,431	15	107,976	102,130	6
Transportation	4,167	4,066	2	12,688	12,095	5
License fees from Construction Partners	174	180	(3)	588	539	9
Total product revenue	41,545	36,677	13	121,252	114,764	6
Installation and other services	3,187	1,039	207	6,222	3,169	96
	44,732	37,716	19	127,474	117,933	8

Revenue for the three months ended September 30, 2026 was $44.7 million, an increase of $7.0 million compared to $37.7 million in the comparative period of 2025. Revenue for the nine months ended September 30, 2026 was $127.5 million, an increase of $9.5 million from $117.9 million in the comparative period of 2025 due to higher volume as well as pricing increases implemented in response to tariffs. See “Price Increases and Impact of Tariffs.”

Installation and other services revenue was $3.2 million for the quarter ended September 30, 2026 compared to $1.0 million in the quarter ended September 30, 2025 and $6.2 million for the nine months ended September 30, 2026 compared to $3.2 million for the same period of 2025. Historically, this revenue primarily reflects services performed by our Design Editor teams for third parties. Except in limited circumstances, historically our Construction Partners, rather than the Company, perform installation services. For the three and nine months ended September 30, 2026, our Construction Services channel was involved in a higher number of installation projects resulting in a 207% and a 96% growth in that revenue stream, respectively. The increase relates to two large healthcare projects and one large technology project that were in progress during the nine months ended September 30, 2026.

Our success is partly dependent on our ability to profitably develop our Construction Partner network to expand our market penetration and ensure best practices are shared across local markets. At September 30, 2026, we had 59 Construction Partners (September 30, 2025: 69; December 31, 2025: 66) servicing multiple locations. We continue to both develop our Construction Services team and partner with our Construction Partner network to drive increased revenue for DIRTT.

The following tables present our product and transportation revenue by vertical market:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)			($ in thousands)
Commercial	28,188	21,675	30	79,660	70,581	13
Healthcare	3,717	8,645	(57)	21,091	25,014	(16)
Government	4,798	2,057	133	10,564	7,713	37
Education	4,668	4,120	13	9,349	10,917	(14)
License fees from Construction Partners	174	180	(3)	588	539	9
Total product revenue	41,545	36,677	13	121,252	114,764	6
Service revenue	3,187	1,039	207	6,222	3,169	96
	44,732	37,716	19	127,474	117,933	8

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in %)		(in %)
Commercial	68	60	66	62
Healthcare	9	23	17	21
Government	12	6	9	7
Education	11	11	8	10
Total Product Revenue(1)	100	100	100	100

(1) Excludes license fees from Construction Partners.

We continue to pursue opportunities across all market sectors, especially healthcare, where projects typically exhibit longer sales cycles and implementation timelines.

Revenue continues to be derived almost exclusively from projects in North America and predominantly from the U.S. The following table presents our revenue dispersion by geography:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)
Canada	8,035	3,298	144	19,005	14,220	34
U.S.	36,697	34,418	7	108,469	103,713	5
	44,732	37,716	19	127,474	117,933	8

For the three months ended September 30, 2026, 18% of revenue was from Canada, as compared to 9% for the three months ended September 30, 2025. Historically, approximately 10-15% and 85-90% of revenues are derived from sales to Canada and the United States, respectively. We expect the historical split to continue.

Sales and marketing expenses

Sales and marketing expenses decreased by $0.7 million to $4.0 million for the three months ended September 30, 2026, compared to $4.8 million for the three months ended September 30, 2025. The decrease is primarily due to a $0.6 million decrease in salaries and benefits costs and a $0.2 million decrease in commissions expense.

Sales and marketing expenses decreased by $2.0 million to $13.3 million for the nine months ended September 30, 2026, compared to $15.3 million for the nine months ended September 30, 2025. The decrease is primarily due to a $1.2 million decrease in salaries and benefits costs, a $0.5 million decrease in commissions and a $0.3 million decrease in travel and marketing costs.

General and administrative expenses

General and administrative expenses increased by $0.1 million to $4.6 million for the three months ended September 30, 2026, compared to $4.4 million for the three months ended September 30, 2025. The increase is primarily related to an increase in professional services costs.

General and administrative expenses decreased by $1.1 million to $14.5 million for the nine months ended September 30, 2026, compared to $15.7 million for the nine months ended September 30, 2025. The decrease is primarily related to a $0.4 million decrease in professional services costs, a $0.4 million decrease in salaries and benefits costs and a $0.2 million decrease in public company costs.

Operations support expenses

Operations support is comprised primarily of project managers, order entry, and other professionals that facilitate the integration of our Construction Partner project execution, our manufacturing operations, and support staff for the operational processes team. Operations support expenses decreased by $0.6 million for the three months ended

September 30, 2026 to $1.2 million from $1.8 million for the comparative period of 2025 primarily due to a $0.5 million decrease in salaries and benefits costs.

Operations support expenses decreased by $1.7 million to $4.0 million for the nine months ended September 30, 2026, compared to $5.7 million for the nine months ended September 30, 2025 primarily due to a $1.4 million decrease in salaries and benefits costs.

Technology and development expenses

Technology and development expenses relate to non-capitalizable costs associated with our product and software development teams, and are primarily comprised of salaries and benefits of technical staff. Technology and development expenses decreased by $0.1 million to $0.7 million for the three months ended September 30, 2026 compared to $0.8 million for the three months ended September 30, 2025. The decrease is primarily related to a $0.1 million decrease in professional service costs.

Technology and development expenses decreased by $1.0 million to $2.6 million for the nine months ended September 30, 2026 compared to $3.5 million for the nine months ended September 30, 2025. The decrease is primarily related to a $0.5 million decrease in professional services costs and a $0.4 million decrease in salaries and benefits expenses.

Stock-based compensation

Stock-based compensation expense is dependent on share price in a period for fair value adjustments made on cash-settled deferred share units (“DSUs”) awards and grants, exercises, expirations or forfeitures made on other awards.

Stock-based compensation expense for the three months ended September 30, 2026 was $0.5 million compared to $0.7 million in the same period of 2025. The decrease in expense was largely due to a decrease in restricted share units (“RSUs”) outstanding for the quarter ended September 30, 2026 compared to the same period of 2025, offset by an increase related to grants of performance share units (“PSUs”) and DSUs in the third quarter of 2026, compared to the third quarter of 2025.

Stock-based compensation expense for the nine months ended September 30, 2026 was $2.1 million and consistent with the same period of 2025. A decrease in DSU expense was offset by increases in RSUs and PSUs expenses as a result of third quarter 2026 grants.

Reorganization

Reorganization expenses for the three and nine months ended September 30, 2026 were $0.3 million and $3.7 million, respectively, compared to $2.6 million and $3.0 million, respectively, in the three and nine months ended September 30, 2025. Reorganization expenses for the three and nine months ended September 30, 2026 and 2025, primarily relate to termination benefit costs, as described in Note 4 of our interim condensed consolidated financial statements.

Interest income

Interest income for the three and nine months ended September 30, 2026 was $0.1 million and $0.3 million, respectively, compared to $0.2 million and $0.7 million for the comparative periods of 2025. The decreased interest income is due to declining prime rates on the Company’s lower cash equivalents during the nine months ended September 30, 2026 compared to the same period of 2025.

Foreign exchange gain (loss)

Foreign exchange gain (loss) decreased from a gain of $0.6 million for the three months ended September 30, 2025 to a loss of $0.05 million for the three months ended September 30, 2026 and increased from a loss of $1.4 million for the nine months ended September 30, 2025 to a gain of $0.3 million for the same periods of 2026. The increase is primarily due to the weakening of the Canadian dollar for the nine months ended September 30, 2026.

Interest expense

Interest expense decreased by $0.1 million and $0.3 million from $0.5 million and $1.4 million in the three and nine months ended September 30, 2025, respectively, to $0.4 million and $1.1 million for the three and nine months ended September 30, 2026, respectively. This decrease is largely due to repayment of the 6.00% convertible unsecured subordinated debentures on January 31, 2026 (the “January Debentures”). Offsetting the decreases from the January Debentures repayment, interest on the C$15 million loan from the Business Development Bank of Canada (“BDC”) advanced during February, March and September 2026 bears an interest rate of 5.8% .

Current and deferred income tax expense (recovery)

Current and deferred income tax (recovery) for the three and nine months ended September 30, 2026 was $13.0 million compared to $0.2 million and $0.3 million in the same period of 2025. The current period recovery represents the income tax provision after the utilization of non-capital loss carry forwards against current period taxable income and the recording of the deferred tax asset for $13.1 million. The provision for income taxes comprises U.S. and Canadian federal, state and provincial taxes based on pre-tax income. Given positive indications of future profitability, including the strength of our pipeline, and a history of income the Company has determined that it is likely that a deferred tax asset will be utilized. As at September 30, 2026 the Company plans to maintain a valuation allowance of $17.2 million (December 31, 2025: $30.9 million) against deferred tax assets. The Company plans to continue to evaluate indicators on whether a valuation allowance continues to be needed. As at September 30, 2026, we had C$113.4 million of non-capital loss carry-forwards in Canada and $40.9 million of non-capital loss carry-forwards in the United States. These loss carry-forwards will begin to expire in 2037.

Net income (loss) after tax

Net income after tax was $17.1 million or $0.09 net income per common share, basic and diluted, in the three months ended September 30, 2026, an increase of $20.6 million from net loss after tax of $3.5 million or $0.02 net loss per common share, basic and diluted, for the three months ended September 30, 2025. The increase in net income is primarily the result of a $13.0 million deferred tax recovery, a $3.8 million decrease in operating expenses and a $4.2 million increase in gross profit, offset by a $0.7 million decrease in foreign exchange gains.

Net income after tax was $14.9 million or $0.08 net income per common share, basic and diluted, for the nine months ended September 30, 2026, an improvement of $25.7 million from net loss after tax of $10.7 million or $0.06 net loss per common share, basic and diluted, for the nine months ended September 30, 2025. The increase in net income is primarily the result of a $5.7 million decrease in operating expenses (excluding stock-based compensation and reorganization expenses), a $ 13.0 million deferred tax recovery and a $5.9 million increase in gross profit, offset by a $0.7 million increase in reorganization expenses.

Adjusted Gross Profit and Adjusted Gross Profit Margin for the Three and Nine months ended September 30, 2026 and 2025

The following table presents a reconciliation for the three and nine months ended September 30, 2026 and 2025 of Adjusted Gross Profit to our gross profit and Adjusted Gross Profit Margin to gross profit margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Gross profit	15,711	11,467	42,696	36,827
Gross profit margin	35.1%	30.4%	33.5%	31.2%
Add: Depreciation and amortization expense	902	1,013	2,784	2,977
Adjusted Gross Profit	16,613	12,480	45,480	39,804
Adjusted Gross Profit Margin	37.1%	33.1%	35.7%	33.8%

For the quarter ended September 30, 2026, gross profit margin increased to 35.1% compared to 30.4% for the same period of 2025. Adjusted Gross Profit Margin was 37.1% for the third quarter of 2026, an increase from 33.1% in the comparative period of 2025. The increase in Adjusted Gross Profit Margin was mainly attributable to lower tariff costs and higher volumes offsetting increasing material costs. With respect to higher aluminum prices, we have put in place a 1% aluminum price surcharge on orders placed after March 18, 2026 to help mitigate the impact of rising aluminum prices.

EBITDA and Adjusted EBITDA for the Three and Nine months ended September 30, 2026 and 2025

The following table presents a reconciliation for the results for the three and nine months ended September 30, 2026 and 2025 of EBITDA and Adjusted EBITDA to our net income (loss) after tax, and of Adjusted EBITDA Margin to net income (loss) margin, which are the most directly comparable GAAP measures for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Net income (loss) after tax for the period	17,120	(3,484)	14,906	(10,747)
Add back (deduct):
Interest income	(103)	(226)	(290)	(720)
Interest expense	362	465	1,066	1,401
Income tax expense (recovery)	(13,049)	157	(12,930)	308
Depreciation and amortization	1,331	1,534	4,164	4,561
EBITDA	5,661	(1,554)	6,916	(5,197)
Stock-based compensation	529	742	2,128	2,075
Reorganization expense(2)	300	2,593	3,723	2,977
Foreign exchange loss (gain)	48	(602)	(337)	1,422
Gain on extinguishment of convertible debentures(2)	-	(8)	-	(22)
Legal provision(2)	-	-	250	-
Adjusted EBITDA	6,538	1,171	12,680	1,255
Net income (loss) Margin(1)	38.3%	(9.2)%	11.7%	(9.1)%
Adjusted EBITDA Margin	14.6%	3.1%	9.9%	1.1%

(1) Net income (loss) after tax divided by revenue.

(2) Reorganization expenses (refer to Note 4 of the interim condensed consolidated financial statements), the legal provision, and the gain on extinguishment of convertible debentures are not core to our business and are therefore excluded from the Adjusted EBITDA calculation.

For the three months ended September 30, 2026, Adjusted EBITDA increased by $5.4 million to $6.5 million from $1.2 million and Adjusted EBITDA Margin increased to 14.6% from 3.1% for the same period of 2025. This increase is attributed to the $4.1 million increase in Adjusted Gross Profit (explained above) and a decrease in operating expenses (excluding reorganization expense and stock-based compensation) of $1.3 million.

Liquidity and Capital Resources

As at September 30, 2026, the Company had $19.3 million of cash on hand and C$12.0 million ($8.4 million) of available borrowings, compared to $20.3 million of cash on hand and C$16.3 million ($11.8 million) of available borrowings as at December 31, 2025. Through the first nine months of 2026, the Company used $1.1 million of cash primarily for $12.7 million repayment of long-term debt ($12.1 million relating to repayment of outstanding January Debentures), $2.0 million for capital expenditures, $1.7 million for tax payments on vesting RSUs and $0.1 million to repurchase common shares and debentures under the Renewed Shares NCIB and Renewed Debentures NCIB (as defined herein), offset by $10.6 million net proceeds received from the Loan (as defined herein) and $5.3 million of net cash flows provided by operating activities.

We have assessed the Company’s liquidity as at September 30, 2026, taking into account our sales outlook for the next twelve months, our budget, forecast and expected cash outflows, our existing cash balances and available credit facilities. Based upon this analysis, we believe the Company has sufficient liquidity to remain a going concern for at least the next twelve months. We note that the outstanding principal balance of the December Debentures (as defined herein) amounting to C$14.8 million ($10.4 million) as of September 30, 2026 are due on December 31, 2026 and have therefore been classified as current on our balance sheet. We are evaluating whether we will settle or refinance this debt.

On December 11, 2025, the Company entered into a letter agreement (the “Letter”) with BDC, pursuant to which BDC committed to lending the Company up to C$15.0 million (the “Loan”) subject to the satisfaction of certain conditions. The Letter was subsequently amended on January 30, 2026, February 9, 2026, and March 9, 2026. Following the satisfaction of the conditions precedent set forth in the Letter, the Company received an initial disbursement of C$5.5 million on February 13, 2026, following satisfaction of certain additional conditions, a secondary disbursement of C$4.5 million on March 11, 2026 and, following satisfaction of certain additional conditions, a tertiary disbursement of C$5.0 million on September 18, 2026.

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

On November 3, 2026, subsequent to the quarter-end, the Company, together with DIRTT Environmental Solutions, Inc., amended the Eighth Amended RBC Facility (as amended, the “Ninth Amended RBC Facility”). The Ninth Amended RBC Facility matures on November 30, 2029 and continues to provide for a C$25.0 million senior secured revolving credit facility. The Ninth Amended RBC Facility also expands the borrowing base to include eligible inventory.

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

In January 2021, we issued the January Debentures for net proceeds after costs of C$37.6 million ($29.5 million). The January Debentures accrued interest at a rate of 6.00% per annum and were convertible into common shares of DIRTT at an adjusted exercise price of C$4.03 per common share, or if not converted would mature and be repayable on January 31, 2026. The Company repaid the outstanding principal and interest on the January Debentures on January 31, 2026.

On December 1, 2021, we issued C$35.0 million of convertible unsecured subordinated debentures (the “December Debentures”, and collectively with the January Debentures, the “Debentures”) for net proceeds after costs of C$32.7 million ($25.6 million). The December Debentures accrue interest at a rate of 6.25% per annum and are convertible into common shares of DIRTT at an adjusted exercise price of C$3.64 per common share, or if not converted, will mature and be repayable on December 31, 2026. Interest and principal are payable in cash or shares at the option of the Company.

On August 2, 2024, the Company repurchased for cancellation C$13,638,000 principal amount of December Debentures and C$18,915,000 principal amount of the January Debentures held by 22NW Fund, L.P. (the “Debenture Repurchase”).

On August 28, 2024, the Company commenced the Debentures normal course issuer bid (the “Debentures NCIB”) which expired on August 27, 2025. Under the Debentures NCIB, DIRTT was permitted to acquire up to C$1,664,200 principal amount of the January Debentures and C$1,558,700 principal amount of the December Debentures. For the three months ended September 30, 2025, C$0.1 million ($0.1 million) and C$0.01 million ($0.01 million) principal amounts of the December Debentures and January Debentures, respectively, had been acquired through the Debentures NCIB. On August 26, 2025, the Company announced the renewal of the Debentures NCIB which commenced August 28, 2025 and terminated on August 27, 2026 for the December Debentures and terminated on January 31, 2026 for the January Debentures, concurrent with the maturity date of the January Debentures (the “Renewed Debentures NCIB”). Under the Renewed Debentures NCIB, DIRTT was permitted to acquire up to C$1,656,900 principal amount of the January Debentures and is permitted to acquire C$1,493,500 principal amount of the December Debentures. For the nine months ended September 30, 2026, C$0.03 million ($0.02 million) principal amounts of the December Debentures had been acquired through the Renewed Debentures NCIB. As at September 30, 2026, C$14.8 million ($10.4 million) principal amount of the December Debentures are outstanding.

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

On February 13, 2025, the Company entered a share repurchase agreement with NGEN III, LP (“NGEN”) to purchase for cancellation 3,920,844 common shares held by NGEN (the “NGEN Shares”) at a purchase price of $0.80 per NGEN Share (the “Share Repurchase”). Following the Share Repurchase, there were 189,643,903 common shares outstanding. The NGEN Shares repurchased under the Share Repurchase were counted against the maximum number of shares that may be repurchased pursuant to the Shares NCIB being 7,515,233 shares. As at September 30, 2026, 6,047,480 common shares had been repurchased and cancelled for proceeds of C$6.5 million ($4.6 million) through the Shares NCIB, Renewed Shares NCIB, and the Share Repurchase.

As explained above, initiating the debt and share buybacks was done after careful consideration of cash flow and with consideration to the risk of proposed and implemented tariffs.

Facilities

On February 12, 2021, the Company entered into a loan agreement governing a C$25.0 million senior secured revolving credit facility with the Royal Bank of Canada (“RBC”), as lender (the “RBC Facility”), as disclosed in our Annual Report on Form 10-K. The Company has extended the RBC Facility a number of times since 2023, including on November 4, 2025 (the “Fifth Extended RBC Facility”). The Fifth Extended RBC Facility expires November 30, 2026 and is subject to the same borrowing base terms as the previous facility, with the borrowing base calculation based on accounts receivable balances to a maximum of C$25.0 million. Interest is calculated as the Canadian or U.S. prime rate plus 50 basis points or at the Term CORRA Rate as adjusted by the Term CORRA Adjustment or Term SOFR plus the Term SOFR Adjustment, in each case plus 175 basis points. At September 30, 2026, available borrowings were C$12.0 million ($8.4 million) (December 31, 2025 – C$16.3 million ($11.8 million) of available borrowings), calculated in the same manner as the RBC Facility described above, of which no amounts have been drawn.

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

On November 3, 2026, subsequent to the quarter-end, the Company, together with DIRTT Environmental Solutions, Inc., amended the Eighth Amended RBC Facility (as amended, the “Ninth Amended RBC Facility”). The Ninth Amended RBC Facility matures on November 30, 2029 and continues to provide for a C$25.0 million senior secured revolving credit facility. The Ninth Amended RBC Facility also expands the borrowing base to include eligible inventory.

The Company has a C$5.0 million equipment leasing facility in Canada (the “Canada Leasing Facility”) of which, as of September 30, 2026, C$4.4 million ($3.1 million) has been drawn and C$4.1 million ($3.0 million) has been repaid. The Canada Leasing Facility has a seven-year term and bears interest at 4.25%. The Company did not make any draws on the Canada Leasing Facility during the nine months ended September 30, 2026 and 2025.

As at September 30, 2026, the Eighth Amended RBC Facility was currently secured by substantially all of our real and personal property located in Canada and the United States. The Seventh Amended RBC Facility released certain mortgage collateral held by RBC. The existing security was reaffirmed and continues to secure the Amended and Restated RBC Facility.

Analysis of Cash Flow Changes During the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes our consolidated cash flows for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Net cash flows provided by operating activities	3,092	4,390	5,240	4,152
Net cash flows (used in) investing activities	(652)	(780)	(1,921)	(2,488)
Net cash flows provided by (used in) financing activities	2,100	(422)	(3,920)	(4,665)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(107)	(156)	(466)	(155)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,433	3,032	(1,067)	(3,156)
Cash, cash equivalents and restricted cash, beginning of period	15,075	23,343	20,575	29,531
Cash, cash equivalents and restricted cash, end of period	19,508	26,375	19,508	26,375

Operating Activities

For the three months ended September 30, 2026, net cash flows provided by operating activities were $3.1 million compared to $4.4 million provided by operating activities in the same period of 2025. The decrease in cash flows provided by operations in the third quarter of 2026 is largely due to a $2.9 million decrease in working capital in the third quarter of 2026 compared to a $6.0 million increase in the third quarter of 2025 offset by a $5.4 million increase in Adjusted EBITDA.

For the nine months ended September 30, 2026, net cash flows provided by operating activities were $5.2 million compared to $4.2 million provided in the same period of 2025. The $2.6 million decrease in working capital in the first nine months of 2026 compared to a $6.3 million increase in the same period of 2025 was offset by a $11.4 million increase in Adjusted EBITDA.

Investing Activities

We invested $0.7 million and $2.0 million in capital expenditures for the three and nine months ended September 30, 2026, compared to $0.8 million and $2.7 million for the three and nine months ended September 30, 2025. The capital expenditures for the three and nine months ended September 30, 2026 primarily consisted of $0.2 million and $0.6 million on capitalized software, $0.2 million and $0.5 million on manufacturing upgrades, $0.2 million and $0.6 million on office furniture and leasehold improvements, respectively.

The capital expenditures for the three and nine months ended September 30, 2025 primarily consisted of $0.5 million and $1.4 million on capitalized software, $0.1 million and $0.4 million on manufacturing upgrades, $0.1 million and $0.3 million on marketing, $0.03 million and $0.2 million on leasehold improvements, and $0.3 million and $0.5 million on other asset spend, respectively.

Financing Activities

Cash flows provided by financing activities totaled $2.1 million for the three months ended September 30, 2026 compared to $0.4 million used in the three months ended September 30, 2025. The increase in net cash flows provided by financing activities is related to $3.7 million in net proceeds received from the BDC loan offset by $0.3 million repayment of long term debt and $1.3 million paid to cover employee taxes on the vesting of RSUs. Cash flows used in financing activities in the three months ended September 30, 2025 included a $0.1 million repayment of long-term debt, a $0.1 million payment to cover employee taxes on the vesting of RSUs and $0.2 million repurchases of common shares.

Cash used in the nine months ended September 30, 2026 was mainly driven by the full repayment of the outstanding January Debentures of $12.1 million and $1.7 million for employee tax payments on vesting RSUs offset by $10.6 million in net proceeds received from the BDC loan. Cash used in the nine months ended September 30, 2025 consisted of $4.2 million spent in repurchases of common shares through the Shares NCIB and the Share Repurchase, and $0.3 million as repayment on convertible debt through the Debentures NCIB.

Contractual Obligations

In addition to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and results of Operations - Contractual Obligations” in our Annual Report on Form 10-K, we received gross proceeds of C$15.0 million ($10.6 million) from BDC. Monthly principal repayments of the Loan commenced in May 2026 and additional monthly interest payments are due on the last day of each month, beginning on March 31, 2026. The Loan matures on April 30, 2032. Refer to Note 7 in our condensed consolidated interim financial statements.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K. For information regarding critical accounting policies and estimates, please refer to Item 7 and Item 8 in our Annual Report on Form 10-K. As disclosed in Note 3, “Adoption of New and Revised Accounting Standards” to our interim condensed consolidated financial statements appearing in this Quarterly Report, we have adopted Accounting Standards Update No. 2024-04, “Induced Conversions of Convertible Debt Instruments” (“ASU-2024-04”) which requires discussing an entity’s assessment of induced conversion and debt extinguishment of convertible debt instruments. The Company has adopted this standard and expects minimal impact, as the Company has no existing convertible debt instruments to which this update applies. The Company has also adopted Accounting Standards Update No. 2025-05, “Financial Instruments - Credit Losses” (“ASU-2025-05”) which requires additional consideration when estimating the expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company expects minimal impact to the financial statements and disclosures.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, please refer to Note 3, “Adoption of New and Revised Accounting Standards,” to our condensed consolidated interim financial statements and “–Critical Accounting Policies and Estimates” appearing in this Quarterly Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”), except as described below regarding DIRTT’s litigation against Falkbuilt Ltd. (“Falkbuilt”), Messrs. Smed and Loberg, and their associates.

With respect to DIRTT’s lawsuit against Falkbuilt in Utah, on February 5, 2025, the U.S. District Court for the Northern District of Utah (the “Utah Court”) granted Falkbuilt’s motion to dismiss the case, on the basis of forum non conveniens, ruling that it would not hear DIRTT’s claim in Utah because Canada was more appropriate, and because Canadian law applies to most of DIRTT’s claims. Further the Utah Court found that DIRTT’s Canadian company, DIRTT Environmental Solutions Ltd., owns the trade secrets that were the subject matter of the Utah claim, so whether the theft of those trade secrets occurred in Canada or abroad, they would result in injury to DIRTT Environmental Solutions Ltd. and should be pursued in Canada. The Utah Court, in essence, redirected the determination of those damages from Utah to Canada, being the appropriate forum for the legal dispute. The reconsideration requests relief from the Utah Court’s February 5, 2025, Memorandum Decision and Order granting the Defendant’s motion to dismiss for forum non conveniens. On March 19, 2026, the Utah Court denied the Plaintiff’s motion for relief. DIRTT filed a notice of appeal from the February 5, 2025 and March 19, 2026 rulings (the “Appeal”). The Appeal has been discontinued.

In November 2024, the Alberta Court of King’s Bench scheduled a 10-week trial commencing February 2, 2026 through April 10, 2026, with an additional three weeks reserved for the trial which began on July 20, 2026 and completed its hearing dates on August 7, 2026, for DIRTT’s action against Falkbuilt, Messrs. Smed and Loberg and several other former DIRTT employees alleging breaches of restrictive covenants, fiduciary duties, employment duties and confidentiality. DIRTT is pursuing damages and losses it suffered in Canada, the United States, and abroad in the Court of King’s Bench of Alberta. The Court of King’s Bench will determine whether Falkbuilt, Messrs. Smed and Loberg and others wrongfully caused DIRTT to suffer damages, which are alleged to approach C$90.0 million, inclusive of pre-judgment interest, plus costs pursuant to Schedule C of the Alberta Rules of Court. Final argument is scheduled for November 18, 2026 to November 20, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the common shares repurchased and cancelled during the period:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)(2)	Maximum number of shares that may yet be purchased under the program(1)(2)
January 1, 2026 - January 31, 2026	116,253	$0.64	116,253	9,477,625
February 1, 2026 - February 28, 2026	53,085	$0.65	53,085	9,424,540
March 1, 2026 - March 31, 2026	38,668	$0.69	38,668	9,385,872
April 1, 2026 - April 30, 2026	-	NA	-	9,385,872
May 1, 2026 - May 31, 2026	-	NA	-	9,385,872
June 1, 2026 - June 30, 2026	-	NA	-	9,385,872
July 1, 2026 - July 31, 2026	-	NA	-	9,385,872
August 1, 2026 - August 31, 2026	-	NA	-	9,385,872
September 1, 2026 - September 30, 2026	-	NA	-	9,385,872
Total	208,006		208,006	9,385,872

(1) The Renewed Shares NCIB was announced on December 18, 2025, commenced on December 22, 2025 and will terminate on December 21, 2026,

(2) The maximum number of common shares approved to be purchased under the Renewed Shares NCIB is 9,593,878, of which 9,385,872 remain.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “ non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

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

10.1*+	Ninth Amendment to Loan Agreement, dated November 3, 2026, by and among the Royal Bank of Canada, DIRTT Environmental Solutions Ltd. and DIRTT Environmental Solutions, Inc., as borrowers.
10.2*	Amendment to Priority Agreement with BDC, dated September 11, 2026, by and DIRTT Environmental Solutions, Ltd., Business Development of Canada, and Royal Bank of Canada.
10.3

Letter of Credit, dated September 15, 2026, among the Company, Royal Bank of Canada and Business Development Bank of Canada (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2026).

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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith
+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRTT ENVIRONMENTAL SOLUTIONS LTD.

	By:	/s/ Fareeha Khan
Fareeha Khan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 4, 2026